Form 10-Q
period 2017-01-28
REV Group, Inc.
filed 2017-03-07
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37999

REV Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3013415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Kilbourn Avenue, Suite 2600 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 290-0190

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 6, 2017, the registrant had 63,722,795 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	January 28, 2017	October 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,137	$10,821
Accounts receivable, net	187,954	181,239
Inventories, net	341,495	325,633
Other current assets	16,395	12,037

Total current assets	560,981	529,730
Property, plant and equipment, net	161,854	146,422
Goodwill	87,639	84,507
Intangibles assets, net	127,826	124,040
Other long-term assets	3,897	4,320

Total assets	$942,197	$889,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,449	$129,481
Customer advances	107,038	87,627
Accrued warranty	21,154	22,693
Other current liabilities	54,583	91,803

Total current liabilities	294,224	331,604
Notes payable and bank debt	336,008	256,040
Deferred income taxes	9,366	17,449
Other long-term liabilities	24,830	23,710

Total liabilities	664,428	628,803
Contingently redeemable common stock (0 and 1,607,760 shares outstanding, respectively)	—	22,293
Commitments and contingencies

Shareholders’ Equity:
Preferred stock ($.001 par value, 5,000 shares authorized, none issued or outstanding)	—	—
Common stock—Class A ($.001 par value, 46,000,000 shares authorized; 8,538,480 and 6,930,720 shares issued (excluding contingently redeemable common stock), 8,538,480 and 6,930,720 shares outstanding, respectively)	9	7
Common stock—Class B ($.001 par value, 43,200,000 shares authorized; 42,684,320 shares issued and outstanding)	43	43
Additional paid-in capital	272,385	206,179
Retained earnings	5,274	31,655
Accumulated other comprehensive income	58	39

Total shareholders’ equity	277,769	237,923

Total liabilities and shareholders’ equity	$942,197	$889,019

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended
	January 28, 2017	January 30, 2016
Net sales	$442,937	$372,780
Cost of sales	395,417	337,841

Gross profit	47,520	34,939
Operating expenses:
Selling, general and administrative	56,498	27,106
Research and development costs	1,198	1,139
Restructuring	864	2,965
Amortization of intangible assets	2,614	2,243

Total operating expenses	61,174	33,453

Operating (loss) income	(13,654)	1,486
Interest expense	7,478	6,687

Loss before benefit for income taxes	(21,132)	(5,201)
Benefit for income taxes	(7,829)	(2,191)

Net loss	$(13,303)	$(3,010)

Loss per common share:
Basic	$(0.26)	$(0.06)
Diluted	$(0.26)	$(0.06)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Comprehensive Loss

(Dollars in thousands)

	Three Months Ended
	January 28, 2017	January 30, 2016
Net loss	$(13,303)	$(3,010)
Other comprehensive income, net of tax	19	458

Comprehensive loss	$(13,284)	$(2,552)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended
	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net loss	$(13,303)	$(3,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,421	4,872
Amortization of debt issuance costs	585	550
Amortization of senior note discount	42	51
Stock-based compensation expense	25,506	5,683
Deferred income taxes	(8,563)	(3,870)
(Gain) Loss on disposal of property, plant and equipment	(205)	46

Changes in operating assets and liabilities:
Accounts receivable, net	(4,381)	11,157
Inventories, net	(1,636)	(17,381)
Other current assets	(5,805)	(3,287)
Accounts payable	(22,260)	9,157
Accrued warranty	(1,513)	(1,280)
Customer advances	19,139	6,854
Other liabilities	(28,938)	(7,567)
Long-term assets	164	—

Net cash (used in) provided by operating activities	(33,747)	1,975

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,624)	(5,734)
Proceeds from sale of property, plant and equipment	919	—
Acquisition of businesses, net of cash acquired	(20,581)	(1,615)
Acquisition of Ancira assets	—	(6,435)

Net cash used in investing activities	(38,286)	(13,784)

Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	79,600	13,296
Repayment of debt assumed from acquisition	—	(3,698)
Repayment of long-term debt and capital leases	—	(269)
Redemption of common stock and stock options	(3,251)	(1,401)

Net cash provided by financing activities	76,349	7,928

Net increase (decrease) in cash and cash equivalents	4,316	(3,881)
Cash and cash equivalents, beginning of period	10,821	4,968

Cash and cash equivalents, end of period	$15,137	$1,087

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,314	$10,095

Income taxes, net of refunds	$10,378	$4,358

Supplemental schedule of noncash financing activities:
Note payable due to seller of acquisition	$—	$1,000

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

(Dollars in thousands)

	Common Stock - Class A		Common Stock - Class B						Contingently Redeemable Common Stock
	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity	Number of Shares Outstanding	Amount
Balance, October 29, 2016	$7	6,930,720	$43	42,684,320	$206,179	$31,655	$39	$237,923	1,607,760	$22,293

Net loss	—	—	—	—	—	(13,303)	—	(13,303)	—	—
Other comprehensive income	—	—	—	—	—	—	19	19	—	—
Stock-based compensation expense	—	—	—	—	4,352	—	—	4,352	—	—
Change in value of contingently redeemable common stock	—	—	—	—	—	(13,078)	—	(13,078)	—	13,078
Redemption of contingently redeemable common stock	2	1,607,760	—	—	35,369	—	—	35,371	(1,607,760)	(35,371)
Liability awards	—		—	—	26,485	—	—	26,485	—	—

Balance, January 28, 2017	$9	8,538,480	$43	42,684,320	$272,385	$5,274	$58	$277,769	—	$—

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(Dollars in thousands, unless noted otherwise)

Note 1. Basis of Presentation

The condensed unaudited consolidated financial statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all of its subsidiaries and are prepared in conformity within generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly REV’s consolidated financial position as of January 28, 2017 and October 29, 2016, and the consolidated results of operations and comprehensive income for the three months ended January 28, 2017 and January 30, 2016 and the consolidated cash flows for the three months then ended. The condensed unaudited consolidated statements of operations and comprehensive income for the three months ended January 28, 2017 and January 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed unaudited consolidated balance sheet data as of October 29, 2016 was derived from audited financial statements, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

During fiscal year 2016, the Company changed its fiscal year end from October 31 of each year to the last Saturday in October of each year going forward.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Initial Public Offering: On January 26, 2017, the Company announced the pricing of an initial public offering (“IPO”) of shares of its common stock, which began trading on the New York Stock Exchange on January 27, 2017. On February 1, 2017, the Company completed the IPO of 12.5 million shares of common stock at a price of $22.00 per share. The Company received $275.0 million in gross proceeds from the IPO, or approximately $254.4 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO were used to pay down the Company’s existing debt. Immediately prior to closing of the IPO, the Company completed an 80-for-one stock split of its Class A common stock and Class B common stock and reclassified the Class A common stock and Class B common stock into a single class of common stock, which was the same class as the shares sold in the IPO. All share and per share data have been retroactively restated to give effect to this stock split.

Note 2. Acquisitions

Renegade RV Acquisition

On December 30, 2016, the Company acquired 100% of the common shares of Kibbi, LLC, which operated as Renegade RV (“Renegade” and the “Renegade Acquisition”). Renegade is a leading manufacturer of recreational vehicles and heavy-duty special application trailers. The purchase price for Renegade was $22,178 ($20,581 net of cash acquired), subject to an adjustment based on the level of net working capital and debt at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Renegade is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $3,132, which is not deductible for income tax purposes.

The acquisition of Renegade has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Fair value measurements have been applied based on assumptions that market participants would use in pricing of the asset or liability. The accounting for this transaction is preliminary and subject to potential adjustments, no later than one year from the date of acquisition.

As of January 28, 2017, the Company had not completed its assessment of the value of acquired assets and liabilities, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Renegade:

Assets:
Cash	$1,597
Accounts receivable, net	2,334
Inventories, net	14,226
Other current assets	131
Property, plant and equipment	751
Intangible assets, net	6,400

Total assets acquired	$25,439

Liabilities:
Accounts payable	4,230
Accrued warranty	570
Customer advances	272
Other current liabilities	776
Deferred income taxes	480
Other long-term liabilities	65

Total liabilities assumed	6,393

Net Assets Acquired	19,046
Consideration Paid	22,178

Goodwill	$3,132

Intangible assets acquired as a result of the Renegade Acquisition are as follows:

Customer relationships (6 year life)	$4,100
Order backlog (1 year life)	700
Trade names (indefinite life)	1,600

Total intangible assets, net	$6,400

Sales and operating loss for the three months ended January 28, 2017 attributable to the Renegade acquisition were $5,209 and $155, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the Renegade Acquisition did not meet the materiality requirement for such disclosure.

Kovatch Mobile Equipment Acquisition

On April 22, 2016, the Company acquired certain real estate assets and 100% of the common shares of Kovatch Mobile Equipment Corp. (“KME” and the “KME Acquisition”). KME produces a broad portfolio of customized specialty fire apparatus vehicles, and markets them to fire-rescue, military, aviation, and industrial customers globally. The KME Acquisition strengthens the Company’s share in the emergency vehicle market by expanding the Company’s product portfolio into segments of the fire apparatus market, which have not been previously served by the Company’s existing businesses and complements the Company’s existing product portfolio. The purchase price for KME was $39,602 ($30,112 net of $9,490 cash acquired) and a subsequent $511 adjustment paid to the Company based on the level of net working capital and debt at closing. The net cash consideration paid at closing was funded through the Company’s ABL Facility. KME is reported as part of the Fire & Emergency segment. The preliminary purchase price allocation resulted in goodwill of $1,314, which is not deductible for income tax purposes.

The acquisition of KME has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Fair value measurements have been applied based on assumptions that market participants would use in pricing of the asset or liability. The accounting for this transaction is preliminary and subject to potential adjustments, no later than one year from the date of acquisition.

As of January 28, 2017, the Company had not completed its final assessment of the value of liabilities for environmental, workers’ compensation and warranty liabilities which existed as of the date of acquisition. Adjustments which may result from the completion of this assessment may also result in a change in the value of deferred income tax assets and liabilities.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for KME:

Assets:
Cash	$9,490
Receivables, net	13,651
Inventories, net	67,899
Deferred income taxes	6,233
Other current assets	1,580
Property, plant and equipment	15,332
Intangible assets, net	10,950
Other long-term assets	39

Total assets acquired	125,174

Liabilities:
Accounts payable	13,834
Customer advances	43,438
Accrued warranty	14,357
Deferred income taxes	5,977
Other current liabilities	9,280

Total liabilities assumed	86,886

Net Assets Acquired	38,288
Consideration Paid	39,602

Goodwill	$1,314

Intangible assets acquired as a result of the KME Acquisition are as follows:

Customer relationships (9 year life)	$8,550
Trade names (indefinite life)	2,400

Total intangible assets, net	$10,950

Net sales and operating loss for the three months ended January 28, 2017, attributable to the KME acquisition were $35,829 and $400, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the KME Acquisition did not meet the materiality requirement for such disclosure.

Hall-Mark Fire Apparatus Acquisition

On November 20, 2015, the Company acquired certain assets and assumed certain liabilities of Hall-Mark Fire Apparatus Inc. (“Hall-Mark” and the “Hall-Mark Acquisition”). The Hall-Mark acquisition provides the Company with the opportunity to expand its parts and service offerings to its customers. The purchase price was $3,000 in cash with $2,000 paid at closing and a total of $1,000 payable in quarterly installments over the next five years. Additionally, the Company assumed $3,698 of Hall-Mark’s debt, offset by $385 of cash acquired. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Hall-Mark is reported as part of the Fire & Emergency segment. The purchase price allocation resulted in goodwill of $368, which is deductible for income tax purposes.

The Hall-Mark Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Fair value measurements have been applied based on assumptions that market participants would use in pricing of the asset or liability.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Hall-Mark:

Assets:
Cash	$385
Accounts receivable	3,135
Inventories	2,718
Prepaids & other assets	3,493
Property, plant and equipment	191
Trade names	870
Customer relationships	750
Order backlog	220
Non-compete Agreements	530

Total assets acquired	12,292

Liabilities
Accounts payable	891
Other current liabilities	226
Customer deposits	4,845
Debt	3,698

Total liabilities assumed	9,660

Net Assets Acquired	2,632
Consideration Paid	3,000

Goodwill	$368

The Hall-Mark trade names will be amortized over five years, customer lists will be amortized over nine years, non-compete agreements will be amortized over six years and the order backlog is being amortized over a one-year period.

Net sales and operating income for the three months ended January 28, 2017, attributable to the Hall-Mark acquisition were $14,211 and $304, respectively. The Company has not included pro forma financial information as if the acquisition had occurred on November 1, 2015, since the Hall-Mark Acquisition did not meet the materiality requirement for such disclosure.

Ancira Acquisition

On December 14, 2015, the Company entered into an agreement to acquire the land, building, and inventory of a recreational vehicle dealer in Texas (“Ancira” and the “Ancira Acquisition”). The purchase price for the Ancira Acquisition was $19,976.

As the Company did not acquire any business processes, namely the dealer license from this dealer, the Ancira Acquisition was accounted for as an asset acquisition, and accordingly, the total purchase price was allocated to the assets acquired based on their relative fair value. No intangible assets were acquired or recognized as a result of the Ancira Acquisition.

The following table summarizes the allocated cost of the assets acquired in the Ancira Acquisition:

Inventory	$13,541
Land & land improvements	1,400
Building & improvements	4,849
Machinery & equipment	186

Total purchase price	$19,976

Note 3. Inventories

Inventories, net of reserves, consisted of the following:

	January 28, 2017	October 29, 2016
Chassis	$36,765	$35,227
Raw materials	116,851	112,423
Work in process	139,156	128,145
Finished products	59,774	59,179

	352,546	334,974
Less: reserves	(11,051)	(9,341)

Total inventories, net	$341,495	$325,633

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 28, 2017	October 29, 2016
Land & land improvements	$16,286	$16,247
Buildings & improvements	89,333	85,779
Machinery & equipment	79,060	73,087
Office furniture & fixtures	11,428	9,009
Construction in process	33,319	23,445

	229,426	207,567
Less: accumulated depreciation	(67,572)	(61,145)

Total property, plant and equipment, net	$161,854	$146,422

Depreciation expense was $4,807 and $2,629 for the three months ended January 28, 2017 and January 30, 2016, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill consisted of the following:

	January 28, 2017	October 29, 2016
Fire & Emergency	$55,857	$55,857
Commercial	28,650	28,650
Recreation	3,132	—

Total goodwill	$87,639	$84,507

The change in the net carrying value amount of goodwill consisted of the following:

	Three Months Ended
	January 28, 2017	January 30, 2016
Balance at beginning of period	$84,507	$82,825
Activity during the year:
Acquisition activity	3,132	368

Balance at end of period	$87,639	$83,193

Intangible assets (excluding goodwill) consisted of the following:

	Weighted- Average Life	January 28, 2017	October 29, 2016
Finite-lived intangible assets:
Technology-related	7.0	$724	$724
Customer relationships	8.6	83,272	79,172
Order backlog	1.0	920	220
Non-compete agreements	6.0	530	530
Trade names	7.0	3,477	3,477

		88,923	84,123
Less: accumulated amortization		(50,460)	(47,846)

		38,463	36,277
Indefinite-lived trade names		89,363	87,763

Total intangible assets, net		$127,826	$124,040

Amortization expense was $2,614 and $2,243 for the three months ended January 28, 2017 and January 30, 2016, respectively.

Note 6. Other Current Liabilities

Other current liabilities consisted of the following:

	January 28, 2017	October 29, 2016
Payroll and related benefits and taxes	$27,804	$27,775
Incentive compensation	343	11,715
Customer sales program	4,180	3,549
Restructuring costs	324	359
Interest payable	6,023	9,444
Income taxes payable	(1,171)	8,716
Stock options	—	9,117
Other	17,080	21,128

Total other current liabilities	$54,583	$91,803

Note 7. Notes Payable and Bank Debt

The Company was obligated under the following debt instruments:

	January 28, 2017	October 29, 2016
Senior secured facility:
Senior secured notes, net of debt discount ($413 and $455) and debt issuance costs ($3,179 and $3,505)	$176,408	$176,040
ABL Facility	159,600	80,000

Notes payable and bank debt	$336,008	$256,040

Senior Secured Notes

On October 21, 2013, the Company issued (the “Offering”) $200,000 in aggregate principal amount of its 8.5% Senior Secured Notes (the “Notes”). The net proceeds from the Offering, together with net proceeds from the Company’s ABL Facility (defined below), were used to finance the acquisition of the commercial bus business of Thor Industries, Inc. in fiscal year 2013 and to repay all outstanding debt existing at the time of the Offering.

The Notes mature on November 1, 2019. All principal is due in full on the maturity date. Interest accrues on the Notes at the rate of 8.5% per annum, payable semi-annually in arrears on May 1 and November 1 each year.

The Notes are guaranteed by all direct and indirect wholly owned domestic subsidiaries of the Company that guarantee debt under the ABL Facility described below. The Notes are secured by a first priority lien on substantially all of the guarantors’ assets other than accounts receivable and inventory, and related assets, pledged under the ABL Facility. The Notes are also secured by a second priority lien on substantially all of the collateral under the ABL Facility. The Notes are effectively subordinated to debt incurred under the ABL Facility, or other permitted debt facilities and obligations, as defined, to the extent of the value of the assets securing the ABL Facility.

On October 17, 2016, the Company completed an open market purchase of $20,000 of its outstanding Notes, which were subsequently cancelled. The Company paid a premium of $400 and accrued interest of $784 as of the date of the purchase.

After November 1, 2016, the Company may redeem all or a part of the Notes at the redemption prices set forth below plus accrued and unpaid interest on the Notes redeemed, to the applicable redemption date:

102.125% (Year 2017)

100.000% (Year 2018 and thereafter)

Upon a change of control, as defined, each holder of the Notes will have the right to require the Company to repurchase all or any part of the holder’s Notes at 101%, so long as the Note is a minimum of $2,000.

The Notes were issued with an applicable original issue discount (“OID”) of $1,166. The Company also incurred $8,980 in associated debt issuance costs. The OID is being accreted and debt issuance costs are being amortized over the debt term using the effective interest method. The principal on the Notes is being reported on the consolidated balance sheets net of the unamortized OID of $413 and $455 at January 28, 2017 and October 29, 2016, respectively. The unamortized debt issuance costs are being reported on the accompanying consolidated balance sheets as a reduction of notes payable and bank debt and totaled $3,179 and $3,505 at January 28, 2017 and October 29, 2016, respectively. The Notes contain certain financial covenants. The Company was in compliance with all financial covenants under the Notes as of January 28, 2017.

At January 28, 2017, the Company had $180,000 in principal outstanding under the Notes.

On January 17, 2017, the Company issued a Notice of Conditional Redemption, subject to the completion of the Company’s IPO, to redeem all the outstanding Notes at a redemption price of 104.250% plus accrued and unpaid interest. On February 16, 2017, the Company redeemed all Notes which were outstanding as of that date, and retired the debt. The Company paid a premium of $7,650 and accrued interest of $4,463 as of the redemption date.

ABL Facility

Effective October 21, 2013, the Company entered into a $150,000 senior secured revolving credit and guaranty agreement (the Asset Based Lending or “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $150,000. The total amount borrowed was subject to a $15,000 sublimit for Swing Line Loans, and a $25,000 sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the agreement. The Company incurred $3,526 in debt issuance costs related to the ABL Facility.

On April 22, 2016, the Company exercised its $50,000 Incremental Commitment option under the ABL Facility in conjunction with the KME Acquisition, which increased the borrowing capacity under the ABL Facility to $200,000 at that time. All other terms and conditions remain unchanged.

On August 19, 2016, the Company amended the ABL Facility to add an Incremental Commitment option of $100,000 (the “August 2016 Amendment”), and on that date exercised the Incremental Commitment option. The August 2016 Amendment increased the borrowing capacity under the ABL Facility to $300,000. All other terms and conditions remain unchanged.

All outstanding principal on the ABL Facility is due and payable on the maturity date of October 21, 2018, unless as otherwise amended per the terms of the agreement. Principal may be repaid at any time during the term of the ABL Facility without penalty. The lenders hold a first priority security interest in essentially all accounts receivable and inventory of the Company, and a second priority security interest in all other assets of the Company. All obligations under the ABL Facility are effectively subordinate to other debt to the extent of the value of collateral other than accounts receivable and inventory.

All Revolving Loans under the ABL Facility bear interest at rates equal to, at the Company’s option, either a Base Rate plus an Applicable Margin, or a Eurodollar Rate plus an Applicable Margin. All Swing Line Loans under the ABL Facility bear interest at a rate equal to a Base Rate plus an Applicable Margin. Applicable Margins were initially set at 0.75% for Base Rate loans and Swing Line Loans, and 1.75% for Eurodollar loans, and are subject to subsequent adjustment as defined in the agreement. Interest is payable quarterly for all loans in which a Base Rate is applied, and is payable either monthly, quarterly, or semi-annually for all loans in which a Eurodollar Rate is applied.

At January 28, 2017, the Company had $159,600 in principal outstanding under Revolving Loans, and had a net unused availability of $134,249. Borrowings under Revolving Loans beat interest at an average rate of 2.55% per annum. The Company had open Letters of Credit of $6,151 at January 28, 2017.

The ABL Facility contains certain financial covenants. The Company was in compliance with all financial covenants under the ABL Facility as of January 28, 2017.

Note 8. Warranties

The Company’s products generally carry explicit warranties that extend from several months to several years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include warranties from original equipment manufacturers (“OEM”). These OEM warranties are passed on to the end customer of the Company’s products, and the customer deals directly with the applicable OEM for any issues encountered on those components.

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended
	January 28, 2017	January 30, 2016
Balance at beginning of period	$38,808	$28,453
Warranty provisions	6,622	5,415
Settlements made	(8,153)	(6,958)
Warranties for current year acquisitions	570	—
Changes in liability of pre-existing warranties	84	472

Balance at end of period	$37,931	$27,382

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	January 28, 2017	October 29, 2016
Current liabilities	$21,154	$22,693
Other long-term liabilities	16,777	16,115

Total warranty liability	$37,931	$38,808

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. The potential liability for these issues is evaluated on a case by case basis.

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $1,643 and $1,507 for the three months ended January 28, 2017 and January 30, 2016, respectively.

Note 10. Derivative Financial Instruments and Hedging Activities

Cash Flow Hedges: The Company is exposed to certain risks relating to its ongoing business operations. The primary risk related to cash flows, partially managed by using derivative instruments, is foreign currency exchange rate risk. Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on the collection of receivables denominated in foreign currencies. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its receivables denominated in foreign currencies with forward contracts. When the U.S. dollar weakens against foreign currencies, decreased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against foreign currencies, increased foreign currency payments are offset by losses in the value of the forward contracts.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The Company generally hedges its exposure to the variability in future cash flows for a maximum of 12 to 18 months.

The ineffective portion of cash flow hedges, which is the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, or hedge components excluded from the assessment of effectiveness, is recognized in earnings immediately during the current period as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.

A net amount of $58 recorded as income in accumulated other comprehensive income is expected to be reclassified to earnings within the next 12 months. The Company had forward foreign exchange contracts with a gross notional value of $8,482 and $5,198 as of January 28, 2017 and October 29, 2016, respectively, designated as cash flow hedges.

Note 11. Shareholders’ Equity

At January 27, 2017, the Company’s certificate of incorporation allowed for the issuance of up to 46,000,000 Class A common shares and for the issuance of up to 43,200,000 Class B common shares. Concurrent with the closing of the Company’s IPO, the Company amended its certificate of incorporation to provide for the automatic reclassification of its Class A common stock and Class B common stock into a single class of common stock, of which 605,000,000 shares are designated as common stock, and 95,000,000 shares are designated as preferred stock and to effect an 80-for-one stock split.

Shareholder Rights: Prior to the Company’s IPO completed on February 1, 2017, all current shareholders of the Company were a party to the Amended Shareholders Agreement (the “Shareholders Agreement”) which governed the shareholders’ voting rights, right to transfer securities, rights in the event of a sale of the Company or other liquidity event and other special approval rights. Under the terms of the Shareholders Agreement, the Company was required (at the shareholder’s option) or had the option to purchase the shareholder’s common stock upon termination, disability, death or retirement if the shareholder was an employee. If an employee shareholder was terminated for cause or the employee shareholder departs for any reason other than death, disability or retirement, the purchase price of the common stock was the lesser of termination book value or cost. In the case of termination for any other reason and in the case of death, disability or retirement, the purchase price was a price per share equal to the fair market value as determined by the Company’s board of directors. In connection with the IPO, the Company entered into an amended and restated shareholders agreement with certain shareholders. The amended and restated shareholders agreement became effective upon completion of the IPO and replaced the Shareholders Agreement that was in effect immediately prior to the IPO.

Note 12. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three-month period ended January 28, 2017 and January 30, 2016:

	Three Months Ended
	January 28, 2017	January 30, 2016
Basic weighted-average common shares outstanding	51,360,163	52,506,201
Dilutive stock options	—	—

Diluted weighted-average common shares outstanding	51,360,163	52,506,201

The Company excludes stock options that have an anti-dilutive effect from its calculation of weighted-average shares outstanding assuming dilution. For the three months ended January 28, 2017 and January 30, 2016, there were 3,078,240 and 2,868,000 stock options, respectively, which were excluded from the calculation of diluted weighted-average common shares outstanding as the impact would have been anti-dilutive on earnings per share.

Note 13. Contingently Redeemable Common Stock

Prior to the Company’s IPO, shares of common stock held by employees were eligible to be put to the Company in accordance with the Shareholders Agreement if certain criteria (as defined in the Shareholders Agreement) were met and the former employee or his or her beneficiaries exercised the option to put the shares to the Company in accordance with the Shareholders Agreement. As these provisions were not certain of being met, the shares of common stock held by employees were considered contingently redeemable common stock and recorded as temporary equity on the Company’s consolidated balance sheet until the shares of common stock were either re-purchased by the Company or the put option expired. The put option expired 90 or 180 days after termination of employment, depending on the nature of the termination or upon the sale of the Company or an initial public offering of the Company’s common stock. The value of these shares of common stock were presented at fair value on the Company’s consolidated balance sheet. Prior to the Company’s IPO, the fair value of the Company’s common stock was calculated by estimating the Company’s enterprise value by applying an earnings multiple to the Company’s Adjusted EBITDA over the previous 12 months, and deducting outstanding net debt.

When the put option was exercised or expired, the shares were re-measured at fair value on that date and reclassified from temporary equity to shareholders’ equity. Changes in the fair value of the contingently redeemable shares of common stock were recorded in retained earnings.

In connection with the IPO, the put option of employee-owned shares of common stock was eliminated, resulting in the reclassification of $35.4 million to additional paid-in capital and 1,607,760 shares to common shares outstanding.

Note 14. Stock Compensation

In April 2010, the Company’s board of directors approved the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). Under the 2010 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2010 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2010 Plan allows acceleration of options upon certain events. The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2010 Plan. At January 28, 2017, the Company had 4,449,179 remaining shares available for issuance under the 2010 Plan. With the approval of the 2016 Plan (defined below), the Company will no longer issue share-based awards under the 2010 Plan.

In January 2017, the Company’s board of directors approved the REV Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Under the 2016 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2016 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2016 Plan allows acceleration of share awards upon certain events. The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2016 Plan. At January 28, 2017, the Company had 8,000,000 remaining shares available for issuance under the 2016 Plan.

Stock Option Awards: Stock options granted have a term of up to 10 years from the grant date. The vesting of these options are either immediate, upon a triggering event or over a period of time. Exercisability of the triggering event options is contingent upon the occurrence of a change in control of the Company, or in certain of the option grants, an initial public offering. The Company estimates the fair value of all stock option awards on the grant date by applying the Black-Scholes option-pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of stock compensation cost. As a result of the Company’s IPO in January 2017, 1,109,240 equity stock options immediately vested. The Company recorded stock compensation expense of $4,352 resulting from the vesting of these stock options. As of January 28, 2017, the Company could potentially recognize $459 of stock compensation expense if certain performance targets were met or were expected by management to be achieved. As of January 28, 2017, the Company had $2,354 of unrecognized stock compensation expense related to time based vesting stock options.

During the three months ended January 28, 2017 and January 30, 2016, the Company recorded expense of $3,251 and $5,141, respectively, to redeem performance based stock options. The amount paid per share to redeem these stock options was equal to the fair value of the Company’s common stock on the date of redemption less the stock option exercise price.

As of January 28, 2017 and October 29, 2016, there were zero and 1,664,000 stock options outstanding, respectively, which were considered liability share awards as the underlying shares were eligible to be sold back to the Company as a result of put rights in the Shareholders Agreement, within a period of time which would not subject the shareholder to the risks and rewards of share ownership for a reasonable period of time. The fair value of the liability share awards was $0 and $9,117 at January 28, 2017 and October 29, 2016, respectively. Concurrent with the Company’s IPO, the Company’s Shareholders Agreement was terminated, and as such the put rights from that agreement were no longer available to the Company’s shareholders. As such, the fair value of vested outstanding liability share awards were reclassified to additional paid-in capital during the first quarter of 2017. In addition, upon completion of the Company’s IPO, 1,528,000 of outstanding liability option awards were vested. The vested portion of these outstanding options was re-measured at fair value based upon the $22.00 per share price of the Company’s IPO. The accelerated vesting of the liability awards and remeasurement of the liability to the $22.00 per share resulted in additional stock compensation expense of $16.2 million. The fair value of the liability share awards was $26.5 million on the date of the Company’s IPO.

Note 15. Restructuring Charges

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. The Company recognized $2,807 of costs associated with this re-organization and office relocation, which included severance, lease termination and other associated expenses. At January 28, 2017, $228 of the restructuring costs remain unpaid and are included in other current liabilities in the Company’s consolidated balance sheet.

In the fourth quarter of fiscal year 2016, the Company implemented a strategic plan to relocate production of Goshen buses to its Salina, KS and Imlay City, MI facilities. Accordingly, $824 of the costs associated with the relocation, including but not limited to personnel costs, including severance and bonuses were recorded during the three months ended January 28, 2017 and $714 of such costs were recognized in fiscal year 2016. At January 28, 2017, $96 of the restructuring costs remain unpaid and are included in other current liabilities in the Company’s consolidated balance sheet.

A summary of the changes in the Company’s restructuring liability is as follows:

	2016 – Companywide	Goshen Bus	Total
Balance at October 29, 2016	$567	$314	$881
Expenses Incurred	—	864	864
Amounts Paid	(339)	(1,082)	(1,421)

Balance at January 28, 2017	$228	$96	$324

Note 16. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company’s effective income tax rate was 37.1% and 42.1% for the three months ended January 28, 2017 and January 30, 2016, respectively. The decrease in the Company’s effective income tax rate for the three months ended January 28, 2017 relative to the prior year relates primarily to a prior year discrete benefit for a research tax credit resulting from a federal tax law change. The effective income tax rate for the three months ended January 28, 2017 as compared to the U.S. statutory income tax rate was favorably impacted by income tax incentives for U.S. manufacturing and research activities.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3,057 as of January 28, 2017 and $2,895 as of October 29, 2016, and was included in other long-term liabilities in the Company’s consolidated balance sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in its consolidated statement of operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 28, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 17. Commitments and Contingencies

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 28, 2017	October 29, 2016
Performance, bid and specialty bonds	$158,324	$156,972
Open standby letters of credit	6,151	6,151

Total	$164,475	$163,123

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records the inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. The Company’s contingent liability under such agreements for future chassis inventory purchases was $70,456 and $77,587 at January 28, 2017 and October 29, 2016, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $228,436 and $213,657 as of January 28, 2017 and October 29, 2016, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue into the future. The reserve for losses included in other liabilities on contracts outstanding at January 28, 2017 and October 29, 2016 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $626 at January 28, 2017 and October 29, 2016. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and/or dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Other Matters: The Company is subject to certain legal proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Note 18. Related Party Transactions

During the three months ended January 28, 2017 and January 30, 2016, the Company was charged expenses from its primary equity holder in the amount of $131 and $25, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $160 and $129 for the three months ended January 28, 2017 and January 30, 2016, respectively.

The Company engages with an information technology, software and consulting company in which the Company’s CEO has a material equity interest. Services being provided include software development and installation. The Company made payments of $1,389 and $665 during the three months ended January 28, 2017 and January 30, 2016, respectively, to this information technology, software and consulting company. These costs are recorded in property, plant and equipment on the Company’s consolidated balance sheet.

Note 19. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes KME, E-One, Inc., American Emergency Vehicles, Inc., Leader Emergency Vehicles, Inc., Horton Enterprises, Inc. and Wheeled Coach, Inc. These business units manufacture and market commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

Commercial: This segment includes Collins Bus, Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc., Eldorado Mobility, Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc. and Eldorado Mobility, Inc. manufacture, market and distribute shuttle buses and mobility vans for transit, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under well-established brand names such as under Krystal and Federal Coach. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

Recreation: This segment includes REV Recreation Group, Inc. (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”) and Renegade, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A and Class C mobile recreational vehicles in both gas and diesel models. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of OEM and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers.

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision (benefit) for income taxes, as adjusted for transaction expenses, sponsor expenses, restructuring costs, and stock based compensation, which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP, but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to loss before benefit for income taxes is included below.

The Company believes that Adjusted EBITDA is useful to investors and used by management for measuring profitability because the measure excludes the impact of certain items which management believes has less bearing on the Company’s core operating performance. The Company believes that utilizing Adjusted EBITDA allows for a more meaningful comparison of operating fundamentals between companies within the Company’s industry by eliminating the impact of capital structure and taxation differences between the companies.

The Company also adjusts for exceptional items which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to our Board of Directors, assists in providing a meaningful analysis of the Company’s operating performance and used as a measurement in incentive compensation for management.

For purposes of measuring performance of its business segments, the Company does not allocate to individual business segments costs or items that are of a corporate nature. The caption “corporate and other” includes corporate office expenses, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.

Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated in consolidation.

Selected financial information of the Company’s segments is as follows:

	Three Month Period Ended January 28, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$185,371	$130,221	$126,706	$639	$442,937

Net Sales—Intersegment	$—	$—	$2,164	$(2,164)	$—

Depreciation and amortization	$2,809	$1,930	$2,157	$525	$7,421

Capital expenditures	$3,999	$799	$1,732	$12,094	$18,624

Identifiable assets	$436,265	$240,104	$209,098	$56,730	$942,197

Adjusted EBITDA	$16,713	$8,174	$2,773	$(6,549)

	Three Month Period Ended January 30, 2016
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$128,356	$140,450	$103,974	$—	$372,780

Net Sales—Intersegment	$—	$—	$2,561	$(2,561)	$—

Depreciation and amortization	$1,899	$2,125	$748	$100	$4,872

Capital expenditures	$4,017	$562	$2,215	$(1,060)	$5,734

Identifiable assets	$313,285	$239,254	$147,444	$20,840	$720,823

Adjusted EBITDA	$15,332	$5,178	$(1,798)	$(3,681)

Provided below is a reconciliation of segment Adjusted EBITDA to net loss before benefit for income taxes:

	Three Month Period Ended
	January 28, 2017	January 30, 2016
Fire & Emergency Adjusted EBITDA	$16,713	$15,332
Commercial Adjusted EBITDA	8,174	5,178
Recreation Adjusted EBITDA	2,773	(1,798)
Corporate and Other Adjusted EBITDA	(6,549)	(3,681)
Depreciation and amortization	(7,421)	(4,872)
Interest expense	(7,478)	(6,687)
Transaction expenses	(378)	—
Sponsor expenses	(131)	(25)
Restructuring costs	(864)	(2,965)
Stock-based compensation expense	(25,506)	(5,683)
Non-cash purchase accounting	(465)	—

Loss before benefit for income taxes	$(21,132)	$(5,201)

Note 20. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.

The components of accumulated other comprehensive income (loss) are as follows:

	Three Months Ended January 30, 2016
	Increase in Fair Value of Derivatives	Other	Accumulated Other Comprehensive Income/(Loss)
Balance at October 31, 2015	$58	$(84)	$(26)
Changes	325	133	458

Balance at January 30, 2016	$383	$49	$432

	Three Months Ended January 28, 2017
	Decrease in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income
Balance at October 29, 2016	$(20)	$2	$57	$39
Changes	(96)	94	21	19

Balance at January 28, 2017	$(116)	$96	$78	$58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our final prospectus for our initial public offering, filed on January 30, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section of our final prospectus filed with the SEC on January 30, 2017. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (RVs and luxury buses). Our brand portfolio consists of 27 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 62% of our net sales during the first quarter of fiscal year 2017 came from products where we believe we hold such share positions.

During the first quarter of fiscal 2017, our sales were $442.9 million, which was $70.2 million, or 18.8%, greater than the prior year. This increase in net sales was due to increases in our Fire & Emergency and Recreation segments. In our Fire & Emergency segment, we expect sales to increase in fiscal 2017 at a rate in line with or slightly better than the sales percent increase for the overall company due to increased market demand, as a result of the full year impact of the KME acquisition (net sales attributable to KME in fiscal 2016, which was acquired in April 2016, were $97.2 million) and strong end-market demand across both our fire and ambulance product lines. In our Commercial segment for fiscal 2017, we expect sales to increase at a rate below the sales percent increase for the entire company due primarily to increases in sales across all of our Commercial product categories in line with their end markets and targeted individual product market share gains expectations. In our Recreation segment, we expect sales to increase in fiscal 2017 versus fiscal 2016 at a rate in line with the sales percent increase for the overall company and as a result of higher unit sales volume in both Class A and Class C RV units due to end market demand growth, continued growth in market share across both RV classes and as a result of the recent Renegade acquisition.

Gross profit and gross margin percentage were $47.5 million and 10.7%, respectively, during the first quarter of fiscal 2017, which were $12.6 million and 130 basis points higher than the first quarter of fiscal 2016. These improvements in gross profit and gross margin percentage were due to realized benefits from our ongoing sourcing initiatives, and a more profitable mix of our sales in our Fire & Emergency and Commercial segments, sales mix shift in our Recreation segment toward mid-line Class A diesel products, lower discounting and other strategic pricing actions.

Selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal 2017 were $56.5 million which is an increase of $29.4 million compared to the prior year first quarter. This increase was primarily due to $25.5 million of stock compensation expense primarily resulting from the impact of our initial public offering (“IPO”) in the first quarter of 2017. Stock compensation expense in the first quarter 2017 was $19.8 million higher than the first quarter of fiscal 2016. In addition, SG&A expenses were higher in the first quarter of fiscal 2017 due to higher payroll and employee benefits costs.

Amortization of intangibles was $2.6 million for the three months ended January 28, 2017, compared to $2.2 million for the three months ended January 30, 2016. The increase in amortization expenses was due primarily to the amortization of the intangible assets recorded as part of the acquisition of KME in April 2016 and Renegade in December 2016. As a result of these acquisitions, as well as amortization of previously acquired intangible assets, the Company anticipates the quarterly run rate for intangible asset amortization to approximate $2.5 million per quarter for the remaining quarters of fiscal 2017.

Interest expense was $7.5 million in the first quarter of fiscal 2017 which is an increase of $0.8 million compared to the first quarter of 2016. Interest expense during the quarter was comprised of the cost of debt for the Company’s Senior Notes, ABL Facility, chassis pool interest expense, and interest paid to customers for advance payments. The increase in interest expense during the first quarter of fiscal 2017 versus the first quarter of fiscal 2016 was primarily due to higher average borrowings under our ABL Facility, which was used to fund the Renegade acquisition and higher capital expenditures in the first quarter 2017 compared to the first quarter of fiscal 2016. As a result of the use of proceeds from our IPO to pay down debt, we expect interest expense for fiscal 2017 to be lower than fiscal year 2016 and to approximate $2 to $3 million per quarter starting in the second fiscal quarter of 2017. On February 16, 2017 we paid off the remaining outstanding balance of our Senior Notes, and as a result we will incur a one-time charge of approximately $11.3 million in the second quarter of fiscal 2017 related to the prepayment premium and write-off of unamortized deferred financing costs related to this redemption.

Our effective income tax rate for the first quarter was a benefit of 37.1%, which approximates our normalized rate.

Diluted net loss per common share was ($0.26) for the first quarter of 2017 compared to a loss of ($0.06) in the first quarter of fiscal 2016. Adjusted net income per common share was $0.11 per share for the first quarter of 2017, which is an 57.1% increase from adjusted net income per common share of $0.07 in the first quarter of fiscal 2016. A reconciliation of net loss to adjusted net income is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Net loss was $13.3 million for the three months ended January 28, 2017, compared to a net loss of $3.0 million for three months ended January 30, 2016.

Adjusted EBITDA was $21.1 million for the first quarter 2017, an increase of $6.1 million or 40.4%, from $15.0 million for the first quarter fiscal 2016. This increase in Adjusted EBITDA in the first quarter of fiscal 2017 was the result of higher net sales and gross margin from all three of our business segments. A detailed reconciliation of net loss to Adjusted EBITDA is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Capital expenditures for the first quarter of fiscal 2017 were $18.6 million, which primarily was comprised of expenditures for our ERP implementation and the continued rollout of our parts on line sales infrastructure.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”) and Kovatch Mobile Equipment (“KME”) brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry and customers often buy more than one REV Fire & Emergency product line.

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Krystal Coach, Federal Coach, Champion and World Trans. We serve the terminal truck market through the Capacity brand, the sweeper market through the Lay-Mor brand and the mobility market through the ElDorado Mobility brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), Type A school buses (small school bus built on commercial chassis), and mobility vans (mini-van converted to be utilized by wheelchair passengers). Within each market segment, we produce a large number of customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through five principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler and Renegade. We believe some of these brands are among the longest standing, most recognized brands in the RV industry. Under these five brands, REV provides a variety of highly recognized models such as: American Eagle, Dynasty, Discovery, Bounder and Pace Arrow, among others. Our products in the Recreation segment currently include only Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C motorized RVs (motorhomes built on a commercial truck or van chassis) and a line of heavy-duty, special application trailers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. In December 2016, we acquired Renegade RV, a leader in the “Super C” segment of the recreational vehicle (“RV”) market and producer of a line of heavy-duty special application trailers.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets.

RV purchases are discretionary in nature and therefore sensitive to the availability of financing, consumer confidence, unemployment levels, levels of disposable income and changing levels of consumer home equity, among other factors. The 2008 recession caused consumers to reduce their discretionary spending, which negatively affected sales volumes for RVs. Terminal truck sales volumes are also impacted by economic conditions and industrial output, as these factors impact our end-market customers for these products, which include shipping ports, trucking/distribution hubs and rail terminal operators. Although RV and terminal truck sales have increased in recent years, these markets are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Recreation segment, our Fire & Emergency and Commercial segments are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Reduced municipal tax revenues resulting from the 2008 recession led to a decline in these markets. As fire and emergency products and school buses are typically a larger cost item for municipalities and their service life is relatively long, their purchase is more deferrable, which can result in reduced demand for our products.

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Cost Management Initiatives

Our recent operating results reflect the impact of our ongoing initiatives to lower our operating costs to expand our profit margins. Purchased materials, including chassis, represent our largest component of costs of sales. We operate a centralized strategic procurement organization dedicated to reducing our overall level of materials spend across our three segments, while simplifying and standardizing suppliers and parts.

Impact of Acquisitions

For the past several years, a significant component of our growth has been the addition of businesses or business units through acquisitions. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials, changes to production processes at acquired facilities to implement manufacturing improvements and other restructuring initiatives. The benefits of these integration efforts may not positively impact our financial results until subsequent periods. Operational and financial integration of our recently acquired businesses could be ongoing.

In accordance with GAAP, we recognize acquired assets and liabilities at fair value. This includes the recognition of identified intangible assets and goodwill which, in the case of definite-life intangible assets, are then amortized over their expected useful lives, which typically results in an increase in amortization expense. In addition, assets acquired and liabilities assumed generally include tangible assets, as well as contingent assets and liabilities.

Impact of Initial Public Offering

Prior to our IPO, our stockholders were party to a shareholders agreement that was amended and restated in its entirety as a result of the IPO. That shareholders agreement provided for, among other things, an employee stockholder to sell their stock back to the Company when he or she is terminated by the Company without cause or for good reason, death, disability, retirement or dissolution. This provision required us to recognize the value of these outstanding shares as temporary equity in our consolidated statement of operations, with changes in the fair value recorded as an adjustment to retained earnings. The aforementioned rights of the employee stockholder to sell his or her shares of common stock will lapse upon completion of an initial public offering and, as such, subsequent to this offering, those shares which were held by an employee and remain outstanding were reclassified to shareholders’ equity on our consolidated balance sheet. As a result of the IPO, the fair value of our common stock held by employees subject to the shareholders agreement was $35.4 million. This amount was reclassified to additional paid in capital on the Company’s consolidated balance sheet as of January 28, 2017.

Stock Compensation Expense

As a result of our IPO, outstanding stock options which had previously been recorded as a liability on the Company’s balance sheet were reclassified to permanent equity. On the date of the IPO, vesting of 846,000 of these liability awards were accelerated, and there were 1,528,000 of vested liability option awards. All liability option awards were re-measured at fair value based upon the offering price of $22.00 per share. Also as a result of the IPO, the Company recorded a charge of $13.3 million due to the change in fair value of the liability option awards and of $8.9 million due to stock options which immediately vested.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of operational and financial measures. These measures include net sales, units sold, selling, general and administrative expenses, Adjusted EBITDA and Adjusted Net Income. In assessing segment performance, our chief executive officer, as the chief operating decision maker, analyzes the primary financial measure of Adjusted EBITDA.

Net Sales and Units Sold

We evaluate net sales and units sold because it helps us measure the impact of economic trends, the effectiveness of our marketing, the response of customers to new product launches and model changes, and the effect of competition over a given period. We recognize revenue for sales of completed vehicles upon shipment or delivery and acceptance by the dealer or customer as specified by the relevant dealer or customer purchase order.

Our units represent a wide range of products at various price points, with higher value-added units at higher price points typically resulting in higher gross margins. Additionally, large orders of similar units typically provide operational efficiencies that contribute to higher gross margins. As such, our management also utilizes unit volume sales mix to analyze our business.

Selling, General and Administrative Expenses

We evaluate our selling, general and administrative expenses in order to identify areas where we can further invest or create savings. Such investments or spending reductions could include items such as third-party services and cost of administrative processes. These expenses consist primarily of personnel costs, sales and marketing expenses, as well as other expenses associated with facilities unrelated to our manufacturing and supply chain network, internal management expenses and expenses for finance, information systems, legal, business development, human resources, purchasing and other administrative costs.

The components of our selling, general and administrative expenses may not be identical to those of our competitors. As a result, data in this document regarding our operating and administrative expenses may not be comparable to similar expenses of our competitors. We expect that our selling, general and administrative expenses will increase in future periods as we grow our businesses and due to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company.

Results of Operations

Three Months Ended January 28, 2017 Compared with Three Months Ended January 30, 2016

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 28, 2017	January 30, 2016	$	%
Net sales	$442,937	$372,780	$70,157	18.8%
Cost of sales	395,417	337,841	57,576	17.0%

Gross profit	47,520	34,939	12,581	36.0%
Operating Expenses:
Selling, general and administrative	56,498	27,106	29,392	108.4%
Research and development costs	1,198	1,139	59	5.2%
Restructuring	864	2,965	(2,101)	(70.9)%
Amortization of intangibles	2,614	2,243	371	16.5%

Total operating expenses	61,174	33,453	27,721	82.9%

Operating (loss) income	(13,654)	1,486	(15,140)	(1018.8)%
Interest expense	7,478	6,687	791	11.8%

Loss before benefit for income taxes	(21,132)	(5,201)	(15,931)	306.3%
Benefit for income taxes	(7,829)	(2,191)	(5,638)	257.3%

Net loss	$(13,303)	$(3,010)	$(10,293)	342.0%

Adjusted EBITDA	21,111	$15,031	$6,080	40.4%
Adjusted Net Income	5,668	3,922	1,746	44.5%

Net Sales. Consolidated net sales were $442.9 million for the three months ended January 28, 2017, an increase of $70.2 million, or 18.8%, from $372.8 million for the three months ended January 30, 2016. The increase in consolidated net sales was primarily due to an increase in net sales of $57.0 million and $22.3 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $10.2 million in the Commercial segment. The increase in Fire & Emergency segment net sales were due to higher fire apparatus unit volumes, $35.8 million of net sales from KME, which was acquired in April 2016, and higher average selling prices for both fire trucks and ambulances. The increase in net sales in the Recreation segment was primarily due to higher unit sales volumes in its Class A mid-range diesel product and Class C vehicles. The decrease in Commercial segment net sales was primarily due to lower shuttle bus unit volume compared to the prior year period.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 89.3% for the three months ended January 28, 2017 as compared to 90.6% for the three months ended January 30, 2016. The decrease in consolidated cost of sales, as a percentage of net sales, was primarily due to a decrease in manufacturing costs in all three segments. The aggregate reduction in cost of sales, as a percentage of net sales, for the Company was primarily due to net reductions in the costs of materials resulting from specific sourcing initiatives and the benefits of higher production volumes. In addition, cost of sales in the first quarter 2017 was lower as a percent of net sales due to lower sales discounts provided for certain vehicle classes.

Gross Profit. Consolidated gross profit was $47.5 million for the three months ended January 28, 2017, an increase of $12.6 million, or 36.0% from $34.9 million for the three months ended January 30, 2016. Consolidated gross profit, as a percentage of net sales, was 10.7% and 9.4% for the three months ended January 28, 2017 and January 30, 2016, respectively. The increase in gross profit, as a percentage of net sales, was due to the combination of higher net sales and lower cost of sales described above.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $56.5 million for the three months ended January 28, 2017, an increase of $29.3 million, or 108.4%, from $27.1 million for the three months ended January 30, 2016. Selling, general and administrative expenses, as a percentage of sales, were 12.8% and 7.3% for the three months ended January 28, 2017 and January 30, 2016, respectively. The increase in selling, general and administrative expenses was due primarily to increased stock-based compensation expense during the quarter. Selling, general and administrative expenses for the three months ended January 28, 2017 included $25.5 million of stock-based compensation expense, of which $13.3 million was for the remeasurement of liability awards to our IPO share price, $8.9 million was related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options during the three months ended January 28, 2017.

Research and Development. Consolidated research and development costs were $1.2 million for the three months ended January 28, 2017, an increase of $0.1 million, or 5.2% from $1.1 million for the three months ended January 30, 2016.

Restructuring. Consolidated restructuring costs were $0.9 million for the three months ended January 28, 2017, compared to $3.0 million in the three months ended January 30, 2016. In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production facility from Salina, Kansas to Longview, Texas.

Amortization of Intangibles. Consolidated amortization of intangibles was $2.6 million for the three months ended January 28, 2017, compared to $2.2 million for the three months ended January 30, 2016. The increase in amortization expenses was due primarily to the amortization of the intangible assets recorded as part of the acquisition of KME in April 2016 and Renegade in December 2016.

Interest Expense. Consolidated interest expense was $7.5 million for the three months ended January 28, 2017, an increase of $0.8 million, or 11.8% from $6.7 million for the three months ended January 30, 2016, respectively. Interest expense increased primarily due to increased borrowings under the ABL revolving credit facility to fund a business acquisition and higher capital expenditures in fiscal years 2016 and 2017.

Income Taxes. Consolidated income tax benefit was $7.8 million for the three months ended January 28, 2017, an increase of $5.6 million from a $2.2 million benefit for the three months ended January 30, 2016, respectively. The effective income tax rate was 37.1% and 42.1% for the three months ended January 28, 2017 and January 30, 2016, respectively. The decrease in the Company’s effective income tax rate for the three months ended January 28, 2017 relative to the prior year relates primarily to a prior year discrete benefit for federal research tax credit resulting from a tax law change.

Net Loss. Consolidated net loss was $13.3 million for the three months ended January 28, 2017, an increase in loss of $10.3 million, or 342.0% from a net loss of $3.0 million for the three months ended January 30, 2016.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $21.1 million for the three months ended January 28, 2017, an increase of $6.1 million, or 40.4%, from $15.0 million for the three months ended January 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit, offset partially by an increase in selling, general and administrative expenses.

Adjusted Net Income. Consolidated Adjusted Net Income was $5.7 million for the three months ended January 28, 2017, an increase of $1.7 million, or 44.5% from $3.9 million for the three months ended January 30, 2016.

Fire & Emergency Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 28, 2017	January 30, 2016	$	%
Net sales	$185,371	$128,356	$57,015	44.4%
Adjusted EBITDA	16,713	15,332	1,381	9.0%

Net Sales. Fire & Emergency (“F&E”) segment net sales were $185.4 million for the three months ended January 28, 2017, an increase of $57.0 million, or 44.4%, from $128.4 million for the three months ended January 30, 2016. Net sales of fire apparatus increased $45.8 million compared to the prior year period, due primarily to net sales of $35.8 million from KME, which was acquired in April 2016, as well as net sales of $14.2 million from the F&E RTC, which was formerly known as the Hall-Mark RTC which was acquired in November 2015. Net sales of ambulance units increased $11.2 million compared to the prior year period due primarily to sales mix of higher content modular units, offset by lower unit sales volume.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $16.7 million for the three months ended January 28, 2017, an increase of $1.4 million, or 9.0%, from $15.3 million for the three months ended January 30, 2016. The increase in Adjusted EBITDA was primarily due to increased net sales from the acquired KME and the RTC businesses, mix shift toward higher content fire apparatus and modular ambulance vehicles, and operational improvements. These Adjusted EBITDA increases were partially offset by an increase in selling, general and administrative expenses.

Commercial Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 28, 2017	January 30, 2016	$	%
Net sales	$130,221	$140,450	$(10,229)	(7.3)%
Adjusted EBITDA	8,174	5,178	2,996	57.9%

Net Sales. Commercial segment net sales were $130.2 million for the three months ended January 28, 2017, a decrease of $10.2 million, or 7.3%, from $140.5 million for the three months ended January 30, 2016. The decrease in net sales was due primarily to a decrease in shuttle bus units sold compared to the prior year period, partially offset by higher sales of Type A school buses and transit buses compared to the prior year period. This was also partially offset by higher average realized pricing compared to the prior year period, due to sales mix.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $8.2 million for the three months ended January 28, 2017, an increase of $3.0 million, or 57.9%, from $5.2 million for the three months ended January 30, 2016. The increase in Adjusted EBITDA was primarily due to increased average realized pricing, a shift in sales mix toward Type A school buses and transit buses in the quarter, as well as lower material costs. These increases were partially offset by reduced shuttle bus unit volume compared to the prior year and an increase in selling, general and administrative expenses.

Recreation Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 28, 2017	January 30, 2016	$	%
Net sales	$128,870	$106,535	$22,335	21.0%
Adjusted EBITDA	2,773	(1,798)	4,571	254.2%

Net Sales. Recreation segment net sales were $128.9 million for the three months ended January 28, 2017, an increase of $22.3 million, or 21.0%, from $106.5 million for the three months ended January 30, 2016. The increase in net sales was due primarily to an increase average selling prices, lower sales discounts and an increase in unit volume. The increase in average realized pricing was due primarily to a higher mix of sales of our Class A diesel units, which typically have higher sales prices, compared to the prior year period. The increase in unit volume was due primarily to an increase in Class A diesel and Class C units sold in the first quarter fiscal 2017 versus the first quarter 2016. Excluding the impact of the Renegade acquisition on December 30, 2016, the Recreation segment net sales increased 16.1% in the first quarter of 2017 versus the same period in the prior year.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $2.8 million for the three months ended January 28, 2017, an increase of $4.6 million, or 254.2%, from negative ($1.8) million for the three months ended January 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit and reduced selling, general and administrative expenses. The increase in gross profit was due to higher unit sales volumes, lower cost of materials and higher average selling prices resulting from product mix and lower sales discounts on units sold during the first quarter 2017. The acquisition of Renegade did not have a material impact on the segment’s Adjusted EBITDA for the first quarter of 2017.

Backlog

Backlog represents orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in thousands)	January 28, 2017	October 29, 2016	$	%
Fire & Emergency	$577,074	$550,769	$26,305	4.8%
Commercial	227,512	226,067	1,445	0.6%
Recreation	107,653	80,420	27,233	33.9%

Total Backlog	$912,239	$857,256	$54,983	6.4%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration. Our businesses take orders from our dealers and end customers that are evidenced by a firm purchase order for delivery of one or many specialty vehicles with a given specification over a period of time. These firm orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the purchase order is received. We do not include verbal commitments or promised orders in our reported backlog. As of January 28, 2017, our backlog was $912.2 million compared to $857.3 million as of October 29, 2016. The increase in Recreation backlog was partially due to the acquisition of Renegade. We expect that our current backlog will be produced and sold within the next 12 months following January 28, 2017.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, inventory management, acquiring machinery and equipment, acquiring and building manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our ABL Facility.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, cash dividends and additional expenses we expect to incur as a public company. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our ABL Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our ABL Facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Working capital at January 28, 2017 (defined as current assets (excluding cash) minus current liabilities) was $251.6 million compared to $187.3 million at October 29, 2016. The increase in working capital was due to the normal seasonal increase during the first half of the fiscal year as the Company builds toward its largest volume quarters in the second half of the year. This increase in the first quarter 2017 was primarily due to an increase in inventory, accounts receivable and cash on-hand at January 28, 2017 compared to October 29, 2016.

Long-term debt, excluding current maturities, at January 28, 2017 was $336.0 million compared to $256.0 million at October 29, 2016. Long-term debt increased primarily due to the increase in working capital described above, increased borrowings to fund the acquisition of Renegade in December 2016 and higher capital expenditures in fiscal years 2016 and in the first quarter 2017. Subsequent to the end of the first quarter 2017, the Company received net proceeds from the completion of its initial public offering in the amount of $254.4 million. These proceeds were used to redeem the remaining outstanding balance of its Senior Notes as well as partially pay down the outstanding balance on its ABL revolving credit facility.

Cash Flow

The following table shows summary cash flows for the three months ended January 28, 2017 and January 30, 2016:

	Three Months Ended
(in thousands)	January 28, 2017	January 30, 2016
Net cash (used in) provided by operating activities	$(33,747)	$1,975
Net cash used in investing activities	(38,286)	(13,784)
Net cash provided by financing activities	76,349	7,928

Net increase (decrease) in cash and cash equivalents	$4,316	$(3,881)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended January 28, 2017 was $33.7 million, compared to net cash provided by operating activities of $2.0 million for the three months ended January 30, 2016. The decrease in cash from operating activities in the first quarter 2017 compared to the first quarter 2016 was primarily due to higher cash outflows for accounts payable, lower cash collections of accounts receivable and higher cash outflows for other liabilities. These impacts from accounts payable, accounts receivable and other liabilities were partially offset by increased operating income and lower cash outflows for inventory in the current year quarter.

The higher cash outflows for accounts payable was due primarily to timing of payments to vendors. The reduced cash collections from accounts receivable was primarily due to increased sales in the current year quarter and timing of shipments or customer payments, which caused $82.9 million greater outstanding accounts receivable at January 28, 2017 compared to January 30, 2016. Excluding non-cash stock based compensation expense, operating income increased by $4.7 million in the first quarter of 2017 compared to the prior year period. The lower cash outflow for inventory in the first quarter 2017 was due to better inventory management in the current year period to meet normal seasonal production demands. Higher cash outflows for other liabilities in the first quarter 2017 compared to the first quarter 2016 was due to management incentive bonus payments made in the current year first quarter which was not earned and paid in the first quarter 2016. Also, cash outflows were higher due to the timing of income tax payments, which were $6.0 million greater than in the first quarter 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended January 28, 2017 was $38.3 million, compared to $13.8 million for the three months ended January 30, 2016. Net cash used in investing activities for the three months ended January 28, 2017 was primarily comprised of the payment for the acquisition of Renegade in December 2016 and higher capital expenditures than the prior year period. Net cash used in investing activities for the three months ended January 30, 2016 was primarily comprised of capital expenditures and payments for the acquisition of Ancira assets and Hall-Mark.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 28, 2017 was $76.3 million, which primarily consisted of net borrowings from our ABL Facility, and $3.2 million of payments to redeem stock options. Net cash provided by financing activities for the three months ended January 30, 2016 was $7.9 million, and primarily consisted of net borrowings under our ABL Facility, offset by the repayment of debt assumed in the Hall-Mark Acquisition and payments to redeem common stock and stock options.

On March 7, 2017, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of our second quarter of fiscal year 2017 on May 31, 2017 to holders of record on April 30, 2017. Subject to legally available funds and the discretion of our board of directors, we expect to pay a cash dividend at a rate initially equal to $0.05 per share on our common stock. We expect to pay a quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Offering of Common Stock

On January 26, 2017, the Company announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange. On February 1, 2017, the Company completed the offering of 12,500,000 shares of common stock at a price of $22.00 per share. Subsequent to the end of the first quarter, the Company received approximately $275.0 million in gross proceeds from the IPO, or approximately $254.4 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of the IPO were used to partially pay down the Company’s existing debt. The Company redeemed the entire outstanding balance of its Senior Secured Notes, including prepayment premium and accrued interest, plus it partially paid down the then outstanding balance of its ABL Facility.

Contractual Obligations

In the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the SEC on January 30, 2017, we disclosed that we had $321.7 million in total commitments as of October 29, 2016. Other than the items discussed below, there have been no material changes in our total commitments during the three months ended January 28, 2017 outside of the normal course of our business.

Senior Secured Notes

On February 16, 2017, we redeemed in full the outstanding aggregate principal amount of Senior Secured Notes with a portion of the proceeds from the IPO. The Company paid a premium of $7.7 million and accrued interest of $4.5 million as of the redemption date.

ABL Facility

On October 21, 2013, we entered into a $150.0 million senior secured asset based lending revolving credit and guaranty agreement (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of: (i) revolving loans, (ii) swing line loans and (iii) letters of credit, aggregating up to a combined maximum of $150.0 million. The total amount borrowed is subject to a $15.0 million sublimit for swing line loans and a $25.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the agreement. On April 22, 2016, we exercised our $50.0 million incremental commitment option under the ABL Facility in conjunction with the acquisition of KME. On August 19, 2016, we amended the ABL Facility to increase the commitment from $200.0 million to $300.0 million to provide flexibility and access to the suppressed borrowing base. All other terms and conditions of the ABL Facility remained unchanged.

The ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of January 28, 2017.

Principal may be repaid at any time during the term of the ABL Facility without penalty. Subsequent to the end of the first quarter, the Company used a portion of the net proceeds from its IPO to repay loans under the ABL Facility.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision (benefit) for income taxes, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as net income, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Neither Adjusted EBITDA nor Adjusted Net Income is a measure defined by GAAP. The most directly comparable GAAP measure to EBITDA, Adjusted EBITDA and Adjusted Net Income is net income for the relevant period.

We believe Adjusted EBITDA and Adjusted Net Income are useful to investors and are used by our management for measuring profitability because these measures exclude the impact of certain items which we believe have less bearing on our core operating performance because they are items that are not needed or available to the Company’s managers in the daily activities of their businesses. We believe that the core operations of our business are those which can be affected by our management in a particular period through their resource allocation decisions that affect the underlying performance of our specialty vehicle operations conducted during that period. We also believe that decisions utilizing Adjusted EBITDA and Adjusted Net Income allow for a more meaningful comparison of operating fundamentals between companies within our markets by eliminating the impact of capital structure and taxation differences between the companies. To determine Adjusted EBITDA, we further adjust net income for the following items: non-cash depreciation and amortization, interest expense and benefit for income taxes. Stock-based compensation expense is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense that is measured based upon external inputs such as our current share price and the movement of share price of peer companies, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards.

We also adjust for exceptional items which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to our Board of Directors, assists in providing a meaningful analysis of our operating performance and used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting to be an exceptional item.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital needs;

•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and

•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Net loss	$(13,303)	$(3,010)
Depreciation and amortization	7,421	4,872
Interest expense	7,478	6,687
Benefit for income taxes	(7,829)	(2,191)

EBITDA	(6,233)	6,358
Transaction expenses(a)	378	—
Sponsor expenses(b)	131	25
Restructuring costs(c)	864	2,965
Stock-based compensation expense(d)	25,506	5,683
Non-cash purchase accounting(e)	465	—

Adjusted EBITDA	$21,111	$15,031

(a)	Reflects costs incurred in connection with business acquisitions.

(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.

(c)	In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production from Salina, Kansas to Longview, Texas.

The nature and amount of such restructuring costs vary significantly based on the number of completed acquisitions and the size and timing of related and other restructuring programs. By excluding the referenced expenses from the Company’s non-GAAP financial measures, management is able to further evaluate the Company’s ability to utilize existing assets and estimate their long-term value. Furthermore, management believes that the adjustment of these items are useful to investors by supplementing the GAAP information with an additional measure that can be used to assess the Company’s operating performance.

(d)	Reflects expenses associated with stock-based compensation. For the three months ended January 28, 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options during the three months ended January 28, 2017. For the three months ended January 30, 2016, stock based compensation expense includes $5.1 million related to the redemption of performance based stock options. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion of our IPO. For this reason, following the completion of our IPO, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

(e)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory which was sold.

The following table reconciles net loss to Adjusted Net Income for the periods presented (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Net loss	$(13,303)	$(3,010)
Amortization of intangibles	2,614	2,243
Transaction expenses(a)	378	—
Sponsor expenses(b)	131	25
Restructuring costs(c)	864	2,965
Stock-based compensation expense(d)	25,506	5,683
Non-cash purchase accounting(e)	465	—
Income tax effect of adjustments(f)	(10,987)	(3,984)

Adjusted Net Income	$5,668	$3,922

(a)	Reflects costs incurred in connection with business acquisitions.

(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.

(c)	In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production from Salina, Kansas to Longview, Texas.

The nature and amount of such restructuring costs vary significantly based on the number of completed acquisitions and the size and timing of related and other restructuring programs. By excluding the referenced expenses from the Company’s non-GAAP financial measures, management is able to further evaluate the Company’s ability to utilize existing assets and estimate their long-term value. Furthermore, management believes that the adjustment of these items are useful to investors by supplementing the GAAP information with an additional measure that can be used to assess the Company’s operating performance.

(d)	Reflects expenses associated with stock-based compensation. For the three months ended January 28, 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options during the three months ended January 28, 2017. For the three months ended January 30, 2016, stock based compensation expense includes $5.1 million related to the redemption of performance based stock options. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion our IPO. For this reason, following the completion of our IPO, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

(e)	For three months ended January 28, 2017, reflects the amortization of the difference between the book value and fair market value of certain acquired inventory which was sold.

(f)	Income tax effect of adjustments using 37.1% and 36.5% effective tax rates for the three months ended January 28, 2017 and January 30, 2016, respectively, except for certain transaction expenses.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating lease obligations, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures and capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Revenue Recognition

We recognize revenue for sales of vehicles, parts and other finished products when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Periodically, certain customers request bill and hold transactions. In those cases, revenue recognition for vehicles occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of our quality control inspections, and are ready for delivery.

Revenue from service agreements is recognized as earned when services are rendered. Intercompany sales are eliminated upon consolidation. Provisions are made for discounts, returns and sales allowances based on management’s best estimate and the historical experience of each business unit. Sales are recorded net of amounts invoiced for taxes imposed on the customer, such as excise or value-added taxes.

Customer advances include amounts received in advance of the completion of vehicles or in advance of services being rendered. Such customer advances are recorded as current liabilities in our consolidated statements of operations until the vehicle is shipped or the service rendered.

Income Taxes

We account for income taxes under the guidance of Accounting Standard Codification 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance on deferred tax assets for which utilization is not more likely than not. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.

We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

Stock Compensation Expense

Stock compensation expense is recorded over the term of the associated stock option grants, which is generally up to 10 years from the grant date, and is measured based upon the estimation of the fair value of all stock option awards on the grant date by applying the Black-Scholes option-pricing valuation model (the “Black-Scholes Model”). The application of the Black-Scholes Model requires us to make certain assumptions such as the fair value of our common stock on the grant date, forfeitures of option grants and the rate of dividend payments on our common stock. Other assumptions utilized in the Black-Scholes Model include volatility of the share price of select peer public companies and the risk free rate.

Prior to the IPO, the fair value of our common stock was calculated by determining our enterprise value by applying an earnings multiple to our Adjusted EBITDA over the previous 12 months, and deducting outstanding debt, then dividing by the number of shares of common stock outstanding. The assumption for forfeitures is based upon historical experience. As we have not historically paid dividends on our common stock, we have previously assumed a 0% dividend rate for all outstanding stock options.

Prior to the IPO, our stockholders were party to a shareholders agreement that was amended and restated in its entirety. Due to provisions in that shareholders agreement, employee shareholders were allowed to put his or her shares to us under certain circumstances. As such, certain outstanding stock options were considered liability awards and were recorded at fair value and recognized as a liability on our consolidated balance sheet. As a result of our IPO, the aforementioned put rights expired and the outstanding options were no longer considered liability awards and the fair value of the options have been reclassified to additional paid-in capital.

Business Combinations

Acquisitions are accounted for using purchase accounting. The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business, in each case based on their estimated fair values. Any excess consideration transferred is recorded as goodwill. A bargain purchase gain is recognized to the extent the estimated fair value of the net assets acquired exceeds the purchase price. The results of operations of the acquired businesses are included in our operating results from the date of acquisition.

Assets acquired and liabilities assumed generally include tangible and intangible assets, as well as contingent assets and liabilities. When available, the estimated fair values of these assets and liabilities are determined based on observable inputs, such as quoted market prices, information from comparable transactions, offers made by other prospective acquirers (in such cases where we may have certain rights to acquire additional interests in existing investments) and the replacement cost of assets in the same condition or stage of usefulness (Level 1 and 2). Unobservable inputs, such as expected future cash flows or internally developed estimates of value (Level 3), are used if observable inputs are not available.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers. We extend credit to customers in the normal course of business and maintain an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Each fiscal quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In connection with this analysis, we evaluate the age of accounts receivable, past collection history, current financial conditions of key customers and economic conditions.

Based on this evaluation, we establish a reserve for specific accounts receivable that are believed to be uncollectible, as well as an estimate of uncollectible receivables not specifically known. Historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. Recoveries of receivables previously written off are recorded when received.

Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for business combinations by estimating the fair value of consideration paid for acquired businesses, including contingent consideration, and assigning that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. If the fair value of assets acquired and liabilities assumed exceeds the fair value of consideration paid, a gain on bargain purchase is recognized. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require us, among other things, to estimate future cash flows and discount rates. Such analyses involve significant judgments and estimations.

Goodwill and indefinite-lived intangible assets, consisting of trade names, are not amortized, however, the Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually or more often if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units or indefinite-lived intangible assets are less than their carrying amounts as a basis for determining whether or not to perform the quantitative impairment test. The Company then estimates the fair value of each reporting unit and each indefinite-lived intangible asset not meeting the qualitative criteria and compares their fair values to their carrying values.

The fair value of each reporting unit of the Company is determined by using the income approach and involves the use of significant estimates and assumptions. The income approach involves discounting management’s projections of future cash flows and a terminal value discounted at a discount rate which approximates the Company’s weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the future. The WACC incorporates equity and debt return rates observed in the market for a group of comparable public companies in the industry, and is determined using an average debt to equity ratio of selected comparable public companies, and is also adjusted for risk premiums and the Company’s capital structure. The terminal value is based upon the projected cash flow for the final projected year, and is calculated using estimates of growth of the net cash flows based on the Company’s estimate of stable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy.

If the fair value of any reporting unit, as calculated using the income approach, is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value of goodwill over the implied fair value for each reporting unit.

When determining the fair value of indefinite-lived trade names, the Company uses the relief from royalty method which requires the determination of fair value based on if the Company was licensing the right to the trade name in exchange for a royalty fee. The Company utilizes the income approach to determine future revenues to which to apply a royalty rate. The royalty rate is based on research of industry and market data related to transactions involving the licensing of comparable intangible assets. In considering the value of trade names, the Company looks to relative age, consistent use, quality, expansion possibilities, relative profitability and relative market potential.

Long-Lived Assets, Including Definite-Lived Intangibles

Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, we compare the carrying amount of the asset group with the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on our part.

Warranty

Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s best estimate of the expected future cost of honoring our obligations under our limited warranty plans. The costs of fulfilling our warranty obligations principally involve replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. Our estimates are based on historical experience, the number of units involved and the cost per claim. Also, each quarter we review actual warranty claims to determine if there are systemic effects that would require a field retrofit or recall campaign.

Segment Reporting

For purposes of business segment performance measurement, we do not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “corporate and other” includes corporate office expenses, including stock-based compensation, results of insignificant operations, intersegment eliminations and income and expenses not allocated to reportable segments. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year 2019). We are currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies the guidance set forth in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the statements of operations as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We early adopted ASU 2015-03 and ASU 2015-15 and debt issuance costs are presented as a direct deduction from the carrying amount of that debt liability for all periods presented. The adoption of ASU 2015-03 and ASU 2015-15 did not have a material effect our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of leases with a duration of less than 12 months) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-to-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to adopt ASU 2016-02 in the first quarter of 2019 and are currently evaluating the impact of ASU 2016-02 to our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our fiscal year 2018), including interim periods within those annual reporting periods. We are currently evaluating the impact of ASU 2016-09 to our consolidated financial statements and do not expect adoption to have a material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in the Company’s registration statement on Form S-1 filed in connection with its IPO.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended January 28, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended January 28, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain legal proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 1A. Risk Factors.

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in the Company’s Form S-1 filed in connection with its IPO.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

On January 26, 2017, the Company priced the initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-214209) (the “Registration Statement”), that was declared effective on January 26, 2017. On February 1, 2017, the Company completed the IPO of 12.5 million shares of common stock at a price of $22.00 per share. The Company received $275.0 million in gross proceeds from the IPO, or approximately $254.4 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO were used to redeem in full its outstanding Senior Secured Notes and pay the related call premium and to pay accrued and unpaid interest thereon from the most recent interest payment date to the redemption date; and the remaining proceeds were used to repay loans under the Company’s ABL Facility.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation in effect upon completion of the Registrant’s Initial Public Offering
3.2*	Amended and Restated Bylaws in effect upon completion of the Registrant’s Initial Public Offering
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: March 7, 2017	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: March 7, 2017	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer