Form 10-Q
period 2017-04-29
REV Group, Inc.
filed 2017-06-07
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 6, 2017, the registrant had 63,722,795 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	April 29, 2017	October 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,950	$10,821
Accounts receivables, net	223,346	181,239
Inventories, net	417,630	325,633
Other current assets	18,336	12,037
Total current assets	673,262	529,730
Property, plant and equipment, net	198,199	146,422
Goodwill	170,386	84,507
Intangibles assets, net	125,130	124,040
Other long-term assets	8,454	4,320
Total assets	$1,175,431	$889,019
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$750	$-
Accounts payable	140,603	129,481
Customer advances	106,747	87,627
Accrued warranty	21,881	22,693
Other current liabilities	56,884	91,803
Total current liabilities	326,865	331,604
Long-term debt, less current maturities	280,756	256,040
Deferred income taxes	8,229	17,449
Other long-term liabilities	24,170	23,710
Total liabilities	640,020	628,803
Contingently redeemable common stock (0 and 1,607,760 shares outstanding, respectively)	-	22,293
Commitments and contingencies

Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized, none issued or outstanding)	-	-
Common stock—Class A ($.001 par value, 46,000,000 shares authorized; 0 and 6,930,720 shares issued (excluding contingently redeemable common stock), 0 and 6,930,720 shares outstanding, respectively)	-	7
Common stock—Class B ($.001 par value, 43,200,000 shares authorized; 0 and 42,684,320 shares issued and outstanding, respectively)	-	43
Common Stock ($.001 par value, 605,000,000 shares authorized; 63,722,795 issued and outstanding)	64	-
Additional paid-in capital	526,277	206,179
Retained earnings	8,899	31,655
Accumulated other comprehensive income	171	39
Total shareholders' equity	535,411	237,923
Total liabilities and shareholders' equity	$1,175,431	$889,019

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net sales	$545,316	$480,229	$988,253	$853,009
Cost of sales	472,471	421,509	867,888	759,350
Gross profit	72,845	58,720	120,365	93,659
Operating expenses:
Selling, general and administrative	42,604	35,314	99,102	62,420
Research and development costs	963	1,294	2,161	2,433
Restructuring	335	(215)	1,199	2,750
Amortization of intangible assets	2,695	2,200	5,309	4,443
Total operating expenses	46,597	38,593	107,771	72,046
Operating income	26,248	20,127	12,594	21,613
Interest expense	3,416	6,776	10,893	13,463
Loss on early extinguishment of debt	11,920	-	11,920	-
Income (loss) before provision (benefit) for income taxes	10,912	13,351	(10,219)	8,150
Provision (benefit) for income taxes	4,099	5,309	(3,730)	3,118
Net income (loss)	$6,813	$8,042	$(6,489)	$5,032
Income (loss) per common share:
Basic	$0.11	$0.16	$(0.11)	$0.10
Diluted	$0.10	$0.16	$(0.11)	$0.10
Dividends declared per common share	$0.05	$-	$0.05	$-

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net income (loss)	$6,813	$8,042	$(6,489)	$5,032
Other comprehensive income (loss), net of tax	113	(637)	132	(179)
Comprehensive income (loss)	$6,926	$7,405	$(6,357)	$4,853

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income (loss)	$(6,489)	$5,032
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,274	10,259
Amortization of deferred financing costs	918	1,089
Amortization of senior note discount	50	102
Stock-based compensation expense	25,817	11,246
Deferred income taxes	(8,563)	(3,870)
Loss on early extinguishment of debt	11,920	-
Gain on disposal of property, plant and equipment	(352)	(196)
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables, net	(14,789)	(23,985)
Inventories, net	(31,973)	(38,243)
Other current assets	(4,888)	1,023
Accounts payable	(19,822)	23,576
Accrued warranty	(3,911)	(2,375)
Customer advances	10,928	4,038
Other liabilities	(33,159)	1,235
Long-term assets	148	(229)
Net cash used in operating activities	(58,891)	(11,298)
Cash flows from investing activities:
Purchase of property, plant and equipment	(37,165)	(23,001)
Payments for rental fleet vehicles	(7,799)	—
Proceeds from sale of property, plant and equipment	1,821	357
Acquisition of businesses, net of cash acquired	(153,534)	(25,293)
Acquisition of Ancira assets	—	(6,435)
Net cash used in investing activities	(196,677)	(54,372)
Cash flows from financing activities:
Net proceeds from borrowings of revolving credit facility	127,749	89,213
Proceeds from Term Loan	75,000	—
Net proceeds from initial public offering	253,593	—
Repayment of debt assumed from acquisition	—	(3,698)
Payment of debt issuance costs	(6,744)	(704)
Repayment of long-term debt and capital leases	(180,000)	(119)
Senior Note prepayment premium	(7,650)	—
Redemption of common stock and stock options	(3,251)	(20,885)
Net cash provided by financing activities	258,697	63,807
Net increase (decrease) in cash and cash equivalents	3,129	(1,863)
Cash and cash equivalents, beginning of period	10,821	4,968
Cash and cash equivalents, end of period	$13,950	$3,105

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17,607	$12,123
Income taxes, net of refunds	$10,536	$5,046
Supplemental Schedule of noncash financing activities:
Note payable due to seller of acquisition	$—	$1,000

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

(Dollars in thousands)

	Common Stock - Class A			Common Stock - Class B			Common Stock				Retained	Accumulated Other Comprehensive	Total	Contingently Redeemable Common Stock
	Amount	# Shares OS		Amount	# Shares OS		Amount	# Shares OS		APIC	Earnings	Income	Equity	# Shares OS		Amount
Balance, October 29, 2016	$7	6,930,720 Sh.		$43	42,684,320 Sh.		$-	-		$206,179	$31,655	$39	$237,923	1,607,760 Sh.		$22,293
Net loss											(6,489)		(6,489)
Other comprehensive income												132	132
Stock-based compensation expense										4,663			4,663
Change in value of contingently redeemable common stock											(13,078)		(13,078)			13,078
Reclassification of contingently redeemable common stock	2	1,607,760 Sh.								35,369			35,371	(1,607,760 Sh.	)	(35,371)
Reclassification of liability awards										26,485			26,485
Net proceeds from initial public offering							12	12,500,000 Sh.		253,581			253,593
Reclassification of shares of common stock	(9)	(8,538,480 Sh.	)	(43)	(42,684,320 Sh.	)	52	51,222,800 Sh.					-
Dividends declared on common stock											(3,189)		(3,189)
Rounding of partial shares held prior to stock split								(5 Sh.	)				-
Balance, April 29, 2017	$-	-		$-	-		$64	$63,722,795		$526,277	$8,899	$171	$535,411	-		$-

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

The accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly REV’s consolidated financial position as of April 29, 2017, and October 29, 2016, and the consolidated results of operations and comprehensive income for the three and six months ended April 29, 2017 and April 30, 2016 and the consolidated cash flows for the six months then ended. The condensed unaudited consolidated statements of operations and comprehensive income for the three and six months ended April 29, 2017, and April 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed unaudited consolidated balance sheet data as of October 29, 2016, was derived from audited financial statements, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

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

Initial Public Offering: On January 26, 2017, the Company announced the pricing of an initial public offering (“IPO”) of shares of its common stock, which began trading on the New York Stock Exchange on January 27, 2017. On February 1, 2017, the Company completed the IPO of 12,500,000 shares of common stock at a price of $22.00 per share. The Company received $275.0 million in gross proceeds from the IPO, or approximately $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO were used to pay down the Company’s existing debt. Immediately prior to closing of the IPO, the Company completed an 80-for-one stock split of its Class A common stock and Class B common stock and reclassified the Class A common stock and Class B common stock into a single class of common stock, which was the same class as the shares sold in the IPO. All share and per share data have been retroactively restated to give effect to this stock split.

Note 2. Acquisitions

Midwest Automotive Designs Acquisition

On April 13, 2017, the Company acquired certain assets and liabilities of Midwest Automotive Designs (“Midwest” and the “Midwest Acquisition”). Midwest manufactures Class B recreational vehicles (“RVs”) and luxury vans. This acquisition enhances the Company’s product offerings in both its Recreation and Commercial segments, by adding a selection of Class B recreational vehicles and multiple products for the luxury limousine, charter and tour bus markets. The purchase price for Midwest was $35.5 million ($35.5 million net of cash acquired), subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Midwest is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $29.4 million, which is deductible for income tax purposes.

The Midwest Acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of April 29, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Midwest (in thousands):

Assets:
Cash	$1
Accounts receivable, net	7,218
Inventories, net	5,690
Other current assets	178
Property, plant and equipment	343
Total assets acquired	13,430
Liabilities:
Accounts payable	6,602
Accrued warranty	312
Customer advances	180
Other current liabilities	225
Total liabilities assumed	7,319
Net Assets Acquired	6,111
Consideration Paid	35,482
Goodwill	$29,371

As the amounts in the table above are preliminary and do not include the anticipated step up in fair value of certain tangible and intangible assets acquired in the Midwest Acquisition, the Company expects the goodwill amount to decrease significantly as the Company’s management completes its review of the purchase price allocation and the valuation of the acquired assets.

Net sales and operating income attributable to Midwest were $1.5 million and $0.2 million for the three and six months ended April 29, 2017. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the Midwest Acquisition did not meet the materiality requirement for such disclosure.

Ferrara Fire Apparatus Acquisition

On April 25, 2017, the Company acquired 100% of the common shares of Ferrara Fire Apparatus, Inc. (“Ferrara” and the “Ferrara Acquisition”). Ferrara is a leading custom fire apparatus and rescue vehicle manufacturer that engineers and manufactures vehicles for municipal and industrial customers. This acquisition enhances the Company’s emergency vehicle product offering, particularly with custom fire apparatus including pumpers, aerials, and industrial vehicles. The purchase price for Ferrara was $100.0 million ($97.1 million net of $3.0 million cash acquired), subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Ferrara is reported as part of the Fire & Emergency segment. The preliminary purchase price allocation resulted in goodwill of $51.9 million, which is not deductible for income tax purposes.

The Ferrara Acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of April 29, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Ferrara (in thousands):

Assets:
Cash	$3,013
Accounts receivable, net	18,533
Inventories, net	40,472
Other current assets	1,102
Property, plant and equipment	12,610
Other long-term assets	76
Total assets acquired	75,806
Liabilities:
Accounts payable	15,712
Accrued warranty	2,621
Customer advances	7,740
Other current liabilities	1,565
Deferred income taxes	—
Other long-term liabilities	—
Total liabilities assumed	27,638
Net Assets Acquired	48,168
Consideration Paid	100,113
Goodwill	$51,945

As the amounts in the table above are preliminary and do not include the anticipated step up in fair value of certain tangible and intangible assets acquired in the Midwest Acquisition, the Company expects the goodwill amount to decrease significantly as the Company’s management completes its review of the purchase price allocation and the valuation of the acquired assets.

Net sales and operating loss attributable to Ferrara were $1.1 million and ($0.04) million for the three and six months ended April 29, 2017. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the Ferrara Acquisition did not meet the materiality requirement for such disclosure.

Renegade RV Acquisition

On December 30, 2016, the Company acquired 100% of the common shares of Kibbi, LLC, which operated as Renegade RV (“Renegade” and the “Renegade Acquisition”). Renegade is a leading manufacturer of Class C and “Super C” RVs and heavy-duty special application trailers. The purchase price for Renegade was $22.5 million ($21.0 million net of $1.6 million cash acquired), which included a $0.3 million payment to Renegade’s sellers based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Renegade is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $3.5 million, which is not deductible for income tax purposes.

The Renegade Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of April 29, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Renegade (in thousands):

Assets:
Cash	$1,597
Accounts receivable, net	2,334
Inventories, net	14,322
Other current assets	131
Property, plant and equipment	892
Intangible assets, net	6,400
Total assets acquired	25,676
Liabilities:
Accounts payable	4,230
Accrued warranty	390
Customer advances	272
Other current liabilities	1,110
Deferred income taxes	541
Other long-term liabilities	65
Total liabilities assumed	6,608
Net Assets Acquired	19,068
Consideration Paid	22,549
Goodwill	$3,481

Intangible assets acquired as a result of the Renegade Acquisition are as follows (in thousands):

Customer relationships (6 year life)	$4,100
Order backlog (1 year life)	700
Trade names (indefinite life)	1,600
Total intangible assets, net	$6,400

Net sales and operating income attributable to Renegade were $21.3 million and $1.0 million for the three months and $26.5 million and $0.9 million for the six months ended April 29, 2017. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the Renegade Acquisition did not meet the materiality requirement for such disclosure.

Kovatch Mobile Equipment Acquisition

On April 22, 2016, the Company acquired certain real estate assets and 100% of the common shares of Kovatch Mobile Equipment Corp. (“KME” and the “KME Acquisition”). KME produces a broad portfolio of customized specialty fire apparatus vehicles, and markets them to fire-rescue, military, aviation, and industrial customers globally. The KME Acquisition strengthens the Company’s share in the emergency vehicle market by expanding the Company’s fire apparatus product portfolio. The purchase price for KME was $39.6 million ($30.1 million net of $9.5 million cash acquired), which included a $0.5 million payment based on the level of net working capital and debt at closing. The net cash consideration paid at closing was funded through the Company’s ABL Facility. KME is reported as part of the Fire & Emergency segment. The purchase price allocation resulted in goodwill of $2.4 million, which is not deductible for income tax purposes.

The KME Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Fair value measurements have been applied based on assumptions that market participants would use in pricing of the asset or liability.

The following table summarizes the fair values of the assets acquired and liabilities assumed for KME (in thousands):

Assets:
Cash	$9,490
Receivables, net	11,850
Inventories, net	67,439
Deferred income taxes	1,454
Other current assets	1,580
Property, plant and equipment	15,332
Intangible assets, net	10,950
Other long-term assets	22
Total assets acquired	118,117
Liabilities:
Accounts payable	13,834
Customer advances	43,438
Accrued warranty	14,357
Other current liabilities	9,282
Total liabilities assumed	80,911
Net Assets Acquired	37,206
Consideration Paid	39,602
Goodwill	$2,396

Intangible assets acquired as a result of the KME Acquisition are as follows (in thousands):

Customer relationships (9 year life)	$8,550
Trade names (indefinite life)	2,400
Total intangible assets, net	$10,950

Net sales and operating income attributable to KME were $44.4 million and $0.5 million for the three months and $80.2 million and $0.05 million for the six months ended April 29, 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the KME Acquisition did not meet the materiality requirement for such disclosure.

Hall-Mark Fire Apparatus Acquisition

On November 20, 2015, the Company acquired certain assets and assumed certain liabilities of Hall-Mark Fire Apparatus Inc. (“Hall-Mark” and the “Hall-Mark Acquisition”). The Hall-Mark acquisition provides the Company with the opportunity to expand its parts and service offerings to its customers. The purchase price was $3.0 million in cash with $2.0 million paid at closing and a total of $1.0 million payable in quarterly installments over the next five years. Additionally, the Company assumed $3.7 million of Hall-Mark’s debt, offset by $0.4 million of cash acquired. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Hall-Mark is reported as part of the Fire & Emergency segment. The purchase price allocation resulted in goodwill of $0.4 million, which is deductible for income tax purposes.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for Hall-Mark (in thousands):

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

The Hall-Mark trade names will be amortized over five years, customer relationships will be amortized over nine years, non-compete agreements will be amortized over six years and the order backlog was amortized over a one-year period.

Ancira Acquisition

On December 14, 2015, the Company entered into an agreement to acquire the land, building, and inventory of a recreational vehicle dealer in Texas (“Ancira” and the “Ancira Acquisition”). The purchase price for the Ancira Acquisition was $20.0 million.

Since the Company only acquired assets from Ancira, and did not acquire any ongoing business processes, namely the dealer license, the Ancira Acquisition was accounted for as an asset acquisition, and accordingly, the total purchase price was allocated to the assets acquired based on their relative fair value. No intangible assets were acquired or recognized as a result of the Ancira Acquisition.

The following table summarizes the allocated cost of the assets acquired in the Ancira Acquisition (in thousands):

Inventory	$13,541
Land & land improvements	1,400
Building & improvements	4,849
Machinery & equipment	186
Total purchase price	$19,976

Note 3. Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	April 29, 2017	October 29, 2016
Chassis	$38,129	$35,227
Raw materials	137,895	112,423
Work in process	185,884	128,145
Finished products	66,225	59,179
	428,133	334,974
Less: reserves	(10,503)	(9,341)
Total inventories, net	$417,630	$325,633

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	April 29, 2017	October 29, 2016
Land & land improvements	$19,494	$16,247
Buildings & improvements	98,193	85,779
Machinery & equipment	90,478	73,087
Office furniture & fixtures	13,285	9,009
Construction in process	49,183	23,445
	270,632	207,567
Less: accumulated depreciation	(72,433)	(61,145)
Total property, plant and equipment, net	$198,199	$146,422

Depreciation expense was $5.2 million and $3.2 million for the three months ended April 29, 2017, and April 30, 2016, respectively, and $10.0 million and $5.8 million for the six months ended April 29, 2017, and April 30, 2016, respectively.

Note 5. Goodwill and Intangible Assets

The table below represents goodwill by segment (in thousands):

	April 29, 2017	October 29, 2016
Fire & Emergency	$108,884	$55,857
Commercial	28,650	28,650
Recreation	32,852	—
Total goodwill	$170,386	$84,507

The change in the net carrying value amount of goodwill consisted of the following (in thousands):

	Six Months Ended
	April 29, 2017	April 30, 2016
Balance at beginning of period	$84,507	$82,825
Activity during the year:
Acquisition activity	85,879	3,699
Balance at end of period	$170,386	$86,524

Intangible assets (excluding goodwill) consisted of the following (in thousands):

	Weighted- Average Life	April 29, 2017	October 29, 2016
Finite-lived intangible assets:
Technology-related	7.0	$724	$724
Customer relationships	8.6	83,272	79,172
Order backlog	1.0	920	220
Non-compete agreements	6.0	530	530
Trade names	7.0	3,477	3,477
		88,923	84,123
Less: accumulated amortization		(53,156)	(47,846)
		35,767	36,277
Indefinite-lived trade names		89,363	87,763
Total intangible assets, net		$125,130	$124,040

Amortization expense was $2.7 million and $2.2 million for the three months ended April 29, 2017, and April 30, 2016, respectively, and $5.3 million and $4.4 million for the six months ended April 29, 2017, and April 30, 2016, respectively.

Note 6. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 29, 2017	October 29, 2016
Payroll and related benefits and taxes	$27,745	$27,775
Incentive compensation	3,629	11,715
Customer sales program	3,853	3,549
Restructuring costs	—	359
Interest payable	1,794	9,444
Income taxes payable	2,476	8,716
Stock options	—	9,117
Dividends payable	3,187	—
Other	14,200	21,128
Total other current liabilities	$56,884	$91,803

Note 7. Long-Term Debt

The Company was obligated under the following debt instruments (in thousands):

	April 29, 2017	October 29, 2016
Senior secured facility:
Senior secured notes, net of debt discount ($0 and $455) and debt issuance costs ($0 and $3,505)	$—	$176,040
ABL Facility	208,500	80,000
Term Loan, net of debt issuance costs ($1,994 and $0)	73,006	—
	281,506	256,040
Less: current maturities	(750)	—
Long-term debt, less current maturities	$280,756	$256,040

Senior Secured Notes

On October 21, 2013, the Company issued (the “Offering”) $200.0 million in aggregate principal amount of its 8.5% Senior Secured Notes (the “Notes”). The net proceeds from the Offering, together with net proceeds from the Company’s ABL Facility (defined below), were used to finance the acquisition of the commercial bus business of Thor Industries, Inc. in fiscal year 2013 and to repay all outstanding debt existing at the time of the Offering.

The Notes were to mature on November 1, 2019. Interest accrued on the Notes at the rate of 8.5% per annum, payable semi-annually in arrears on May 1 and November 1 each year.

The Notes were guaranteed by all direct and indirect wholly owned domestic subsidiaries of the Company that guarantee debt under the Company’s previous ABL Facility described below. The Notes were secured by a first priority lien on substantially all of the guarantors’ assets other than accounts receivable and inventory, and related assets, pledged under the Company’s previous ABL Facility. The Notes were also secured by a second priority lien on substantially all of the collateral under the Company’s previous ABL Facility. The Notes were effectively subordinated to debt incurred under the Company’s previous ABL Facility, or other permitted debt facilities and obligations, as defined, to the extent of the value of the assets securing the Company’s previous ABL Facility.

On October 17, 2016, the Company completed an open market purchase of $20.0 million of its outstanding Notes, which were subsequently cancelled. The Company paid a premium of $0.4 million and accrued interest of $0.8 million as of the date of the purchase.

On or after November 1, of the years below, the Company was allowed to redeem all or a part of the Notes at the redemption prices set forth below plus accrued and unpaid interest on the Notes redeemed, to the applicable redemption date:

104.250% (Year 2016)

102.125% (Year 2017)

100.000% (Year 2018 and thereafter)

The Notes were issued with an applicable original issue discount (“OID”) of $1.2 million. The Company also incurred $9.0 million in associated debt issuance costs.

On January 17, 2017, the Company issued a Notice of Conditional Redemption, subject to the completion of the Company’s IPO, to redeem all the outstanding Notes at a redemption price of 104.250% plus accrued and unpaid interest. On February 16, 2017, the Company redeemed all Notes, which were outstanding as of that date, and retired the debt. As a result of this redemption, the Company recorded a $11.7 million loss associated with the early extinguishment of debt, which consisted of a prepayment premium of $7.7 million, $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount.

Term Loan

Effective April 25, 2017, the Company entered into a $75.0 million term loan agreement (“Term Loan” and “Term Loan Agreement”), as Borrower with certain subsidiaries of the Company, as Guarantor Subsidiaries. The Company incurred $2.0 million of debt issuance costs related to the Term Loan.

The Term Loan Agreement allows for incremental facilities in an aggregate amount of up to $125.0 million. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The Term Loan agreement requires annual payments of $0.8 million per year, with remaining principle payable at maturity, which is April 25, 2022.

Applicable interest rate margins for the Term Loan are initially 2.50% for base rate loans and 3.50% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans, and is payable monthly or quarterly for all Eurodollar rate loans.

The Company may voluntarily prepay principal, in whole or in part, at any time, without penalty. Beginning in fiscal 2018, the Company is obligated to prepay certain minimum amounts based on the Company’s excess cash flow, as defined in the Term Loan Agreement. The Term Loan is also subject to mandatory prepayment if the Company or any of its restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement requires the Company to maintain a specified secured leverage ratio as follows:

Through July 31, 2018	4.00 to 1.00
Through July 31, 2019	3.75 to 1.00
Through July 31, 2020	3.50 to 1.00
Through July 31, 2021	3.25 to 1.00
Through April 25, 2022	3.00 to 1.00

The Company was in compliance with all financial covenants under the Term Loan as of April 29, 2017.

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.7 million of debt issuance costs related to the April 2017 ABL Facility.

The April 2017 ABL Facility allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The April 2017 ABL Facility matures on April 25, 2022.

All revolving loans under the April 2017 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0%), subject to adjustment based on utilization in accordance with the ABL Agreement. Interest is payable quarterly for all base rate loans, and is payable monthly or quarterly for all Eurodollar rate loans.

The lenders under the April 2017 ABL Facility have a first priority security interest in substantially all accounts receivable and inventory of the Company, and a second priority security interest in substantially all other assets of the Company.

The Company may prepay principal, in whole or in part, at any time without penalty.

The April 2017 ABL Facility contains customary representations and warranties, affirmative and negative covenants, subject in certain cases to customary limitations, exceptions and exclusions. The April 2017 ABL Facility also contains certain customary events of default. The occurrence of an event of default under the April 2017 ABL Facility could result in the termination of the commitments under the April 2017 ABL Facility and the acceleration of all outstanding borrowings under it. The April 2017 ABL Facility contains a financial covenant restricting the Company from allowing its fixed charge coverage ratio to drop below 1.00 to 1.00 during a compliance period, which is triggered when the availability under the April 2017 ABL Facility falls below a threshold set forth in the credit agreement.

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of April 29, 2017.

October 2013 ABL Facility

Effective October 21, 2013, the Company entered into a $150.0 million senior secured revolving credit and guaranty agreement (the Asset Based Lending “ABL” or the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $150.0 million. The total amount borrowed was subject to a $15.0 million sublimit for Swing Line Loans, and a $25.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the agreement. The Company incurred $3.5 million of debt issuance costs related to the ABL Facility.

On April 22, 2016, the Company exercised its $50.0 million Incremental Commitment option under the ABL Facility in conjunction with the KME Acquisition, which increased the borrowing capacity under the ABL Facility to $200.0 million at that time. All other terms and conditions remain unchanged.

On August 19, 2016, the Company amended the ABL Facility to add an Incremental Commitment option of $100.0 million (the “August 2016 Amendment”), and on that date exercised the Incremental Commitment option. The August 2016 Amendment increased the borrowing capacity under the ABL Facility to $300.0 million. All other terms and conditions remained unchanged.

On April 25, 2017, the Company repaid all outstanding loans and obligations under the ABL Facility in full, and the ABL Facility was terminated. In connection with the termination of the ABL Facility, the Company recorded a $0.7 million loss on early extinguishment of debt, which consisted entirely of the write-off of unamortized debt issuance costs.

All outstanding principal on the ABL Facility was due and payable on the maturity date of October 21, 2018, unless as otherwise amended per the terms of the agreement. Principal could be repaid at any time during the term of the ABL Facility without penalty. The lenders held a first priority security interest in essentially all accounts receivable and inventory of the Company, and a second priority security interest in all other assets of the Company. All obligations under the ABL Facility were effectively subordinate to other debt to the extent of the value of collateral other than accounts receivable and inventory.

All Revolving Loans under the ABL Facility bore interest at rates equal to, at the Company’s option, either a Base Rate plus an Applicable Margin, or a Eurodollar Rate plus an Applicable Margin. All Swing Line Loans under the ABL Facility bore interest at a rate equal to a Base Rate plus an Applicable Margin. Applicable Margins were initially set at 0.75% for Base Rate loans and Swing Line Loans, and 1.75% for Eurodollar loans, and were subject to subsequent adjustment as defined in the agreement. Interest was payable quarterly for all loans in which a Base Rate is applied, and was payable either monthly, quarterly, or semi-annually for all loans in which a Eurodollar Rate was applied.

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

Changes in the Company’s warranty liability consisted of the following (in thousands):

	Six Months Ended
	April 29, 2017	April 30, 2016
Balance at beginning of period	$38,808	$28,453
Warranty provisions	13,743	11,867
Settlements made	(17,554)	(15,060)
Warranties for current year acquisitions	3,323	12,887
Changes in liability of pre-existing warranties	(34)	819
Balance at end of period	$38,286	$38,966

Accrued warranty is classified in the Company’s consolidated balance sheets as follows (in thousands):

	April 29, 2017	October 29, 2016
Current liabilities	$21,881	$22,693
Other long-term liabilities	16,405	16,115
Total warranty liability	$38,286	$38,808

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

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $1.7 million and $1.5 million for the three months ended April 29, 2017 and April 30, 2016, respectively, and $3.3 million and $3.1 million for the six months ended April 29, 2017 and April 30, 2016, respectively.

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

A net amount of $0.2 million recorded as income in accumulated other comprehensive income is expected to be reclassified to earnings within the next 12 months. The Company had forward foreign exchange contracts with a gross notional value of $10.0 million and $5.2 million as of April 29, 2017 and October 29, 2016, respectively, designated as cash flow hedges.

Note 11. Shareholders’ Equity

Prior to the IPO, the Company’s certificate of incorporation allowed for the issuance of up to 46,000,000 Class A common shares and for the issuance of up to 43,200,000 Class B common shares. Concurrent with the closing of the Company’s IPO, the Company amended its certificate of incorporation to provide for the automatic reclassification of its Class A common stock and Class B common stock into a single class of common stock, of which 605,000,000 shares are designated as common stock, and 95,000,000 shares are designated as preferred stock and to effect an 80-for-one stock split.

Shareholder Rights: Prior to the Company’s IPO completed on February 1, 2017, all current shareholders of the Company were a party to the Amended Shareholders Agreement (the “Shareholders Agreement”) which governed the shareholders’ voting rights, right to transfer securities, rights in the event of a sale of the Company or other liquidity event and other special approval rights. Under the terms of the Shareholders Agreement, the Company was required (at the shareholder’s option) or had the option to purchase the shareholder’s common stock upon termination, disability, death or retirement if the shareholder was an employee. If an employee shareholder was terminated for cause or the employee shareholder departed for any reason other than death, disability or retirement, the purchase price of the common stock was the lesser of termination book value or cost. In the case of termination for any other reason and in the case of death, disability or retirement, the purchase price was a price per share equal to the fair market value as determined by the Company’s board of directors. In connection with the IPO, the Company entered into an amended and restated shareholders agreement with certain shareholders. The amended and restated shareholders agreement became effective upon completion of the IPO and replaced the Shareholders Agreement that was in effect immediately prior to the IPO.

Note 12. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and six months ended April 29, 2017 and April 30, 2016:

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Basic weighted-average common shares outstanding	63,722,795	51,345,112	57,541,476	51,925,657
Dilutive stock options	1,773,609	230,254	—	198,001
Dilutive restricted stock units	4,926	—	—	—
Diluted weighted-average common shares outstanding	65,501,330	51,575,366	57,541,476	52,123,658

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and six months ended April 29, 2017 and April 30, 2016:

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Anti-Dilutive Stock Options	—	2,068,000	3,633,314	2,560,000
Anti-Dilutive Restricted Stock Units	—	—	48,364	—
Anti-Dilutive Common Stock Equivalents	—	2,068,000	3,681,678	2,560,000

Note 13. Contingently Redeemable Common Stock

Prior to the Company’s IPO, shares of common stock held by employees were eligible to be put to the Company in accordance with the Shareholders Agreement if certain criteria (as defined in the Shareholders Agreement) were met and the former employee or his or her beneficiaries exercised the option to put the shares to the Company in accordance with the Shareholders Agreement. As these provisions were not certain of being met, the shares of common stock held by employees were considered contingently redeemable common stock and recorded as temporary equity on the Company’s consolidated balance sheet until the shares of common stock were either re-purchased by the Company or the put option expired. The put option expired 90 or 180 days after termination of employment, depending on the nature of the termination or upon the sale of the Company or an initial public offering of the Company’s common stock. The value of these shares of common stock was presented at fair value on the Company’s consolidated balance sheet. Prior to the Company’s IPO, the fair value of the Company’s common stock was calculated by estimating the Company’s enterprise value by applying an earnings multiple to the Company’s Adjusted EBITDA over the previous 12 months, and deducting outstanding net debt.

When a put option was exercised or expired, the shares were re-measured at fair value on that date and reclassified from temporary equity to shareholders’ equity. Changes in the fair value of the contingently redeemable shares of common stock were recorded in retained earnings.

In connection with the IPO, the put option of employee-owned shares of common stock was eliminated, resulting in the reclassification of $35.4 million to additional paid-in capital and 1,607,760 shares to common shares outstanding.

Note 14. Stock Compensation

In April 2010, the Company’s board of directors approved the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). Under the 2010 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2010 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2010 Plan allows acceleration of options upon certain events. The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2010 Plan. At April 29, 2017, the Company had 4,449,176 remaining shares available for issuance under the 2010 Plan. With the approval of the 2016 Plan (defined below), the Company will no longer issue share-based awards under the 2010 Plan.

In January 2017, the Company’s board of directors approved the REV Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Under the 2016 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2016 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2016 Plan allows acceleration of share awards upon certain events. The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2016 Plan. At April 29, 2017, the Company had 7,951,636 remaining shares available for issuance under the 2016 Plan.

During the three and six months ended April 29, 2017, the Company recorded stock-based compensation expense of $0.3 million and $25.8 million, respectively, compared to $5.6 million and $11.2 million for the three and six months ended April 30, 2016, respectively, as selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

Stock Option Awards: Stock options granted have a term of up to 10 years from the grant date. The vesting of these options are either immediate, upon a triggering event or over a period of time. Exercisability of the triggering event options is contingent upon the occurrence of a change in control of the Company, or in certain of the option grants, an initial public offering. The Company estimates the fair value of all stock option awards on the grant date by applying the Black-Scholes option-pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of stock compensation cost. As a result of the Company’s IPO in January 2017, 1.2 million of equity stock options immediately vested. The Company recorded stock compensation expense of $4.4 million resulting from the vesting of these stock options. As of April 29, 2017, the Company could potentially recognize $0.5 million of stock compensation expense if certain performance targets were met or were expected by management to be achieved. As of April 29, 2017, the Company had $2.7 million of unrecognized stock compensation expense related to time based vesting stock options.

During the three and six months ended April 29, 2017, the Company recorded stock compensation expense of zero and $3.3 million, respectively, to redeem performance based stock options. During the three and six months ended April 30, 2016, the Company recorded stock compensation expense of $4.8 million and $9.9 million, respectively, to redeem performance based stock options. The amount paid per share to redeem these stock options was equal to the fair value of the Company’s common stock on the date of redemption less the stock option exercise price.

As of April 29, 2017 and October 29, 2016, there were zero and 1,664,000 stock options outstanding, respectively, which were considered liability share awards as the underlying shares were eligible to be sold back to the Company as a result of put rights in the Shareholders Agreement, within a period of time which would not subject the shareholder to the risks and rewards of share ownership for a reasonable period of time. The fair value of the liability share awards was $0 and $9.1 million at April 29, 2017 and October 29, 2016, respectively. Concurrent with the Company’s IPO, the Company’s Shareholders Agreement was terminated, and as such the put rights from that agreement were no longer available to the Company’s shareholders. As such, the fair value of vested outstanding liability share awards were reclassified to additional paid-in capital during the first quarter of 2017. In addition, upon completion of the Company’s IPO, 1,528,000 of outstanding liability option awards were vested. The vested portion of these outstanding options was re-measured at fair value based upon the $22.00 per share price of the Company’s IPO. The accelerated vesting of the liability awards and remeasurement of the liability to the $22.00 per share resulted in additional stock compensation expense of $16.2 million. The fair value of the liability share awards was $26.5 million on the date of the Company’s IPO.

Restricted Stock Units Awards: The Company has granted restricted stock units to certain employees and non-employee directors. During the second quarter of fiscal 2017, the Company granted 48,364 restricted stock units that will convert to common stock upon vesting. All restricted stock units granted during the second quarter of fiscal 2017 will vest based on the passage of time. The Company granted 43,575 units that will vest over four years for employees and 4,789 that will vest over one year for certain employees and non-employee directors. The fair value of these awards was determined based on the stock price as of the date of the grant.

The unvested restricted stock units granted under the 2016 Plan have the right to accrue dividends, but not the right to vote. Dividends are paid in accordance with vesting of the associated restricted stock units. All of the unvested restricted stock units granted under the 2016 Plan vest upon the termination of participants in certain situations and following certain changes of control of the Company.

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Stock Units Outstanding	Weighted-average grant date fair value per unit
Outstanding, October 29, 2016	—	—
Granted	48,364	$25.06
Vested	—	—
Cancelled/Expired	—	—
Outstanding, April 29, 2017	48,364	$25.06

Note 15. Restructuring Charges

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. The Company recognized $2.8 million of costs associated with this re-organization and office relocation, which included severance, lease termination and other associated expenses. At April 29, 2017, all of the restructuring costs were paid.

In the fourth quarter of fiscal year 2016, the Company implemented a strategic plan to relocate production of Goshen buses to its Salina, KS and Imlay City, MI facilities. Accordingly, $1.2 million of the costs associated with the relocation, including but not limited to personnel costs, severance and bonuses were recorded during the six months ended April 29, 2017, and $0.7 million of such costs were recognized in fiscal year 2016. At April 29, 2017, all of the restructuring costs were paid.

A summary of the changes in the Company’s restructuring liability is as follows (in thousands):

	2016 – Companywide	Goshen Bus	Total
Balance at October 29, 2016	$567	$314	$881
Expenses Incurred	—	1,199	1,199
Amounts Paid	(567)	(1,513)	(2,080)
Balance at April 29, 2017	$—	$—	$—

Note 16. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company’s effective income tax rate was 36.5% and 38.3% for the six months ended April 29, 2017 and April 30, 2016, respectively. The decrease in the Company’s effective income tax rate for the six months ended April 29, 2017 relative to the prior year relates primarily to a prior year discrete adjustment related to tax return filings. The effective income tax rate for the six months ended April 29, 2017 as compared to the U.S. statutory income tax rate was favorably impacted by income tax incentives for U.S. manufacturing and research activities and negatively impacted by nondeductible business acquisition costs.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three or six months ended April 29, 2017, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3.1 million as of April 29, 2017 and $2.9 million as of October 29, 2016, and is included in other long-term liabilities in the Company’s consolidated balance sheets. During the next twelve months, it is reasonably possible that $1.1 million of the unrecognized tax benefits, if recognized, would affect the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in its consolidated statement of operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 29, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 17. Commitments and Contingencies

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows (in thousands):

	April 29, 2017	October 29, 2016
Performance, bid and specialty bonds	$157,343	$156,972
Open standby letters of credit	4,918	6,151
Total	$162,261	$163,123

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records the inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. The Company’s contingent liability under such agreements for future chassis inventory purchases was $68.4 million and $77.6 million at April 29, 2017 and October 29, 2016, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $228.8 million and $213.7 million as of April 29, 2017 and October 29, 2016, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue into the future. The reserve for losses included in other liabilities on contracts outstanding at April 29, 2017 and October 29, 2016 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $0.6 million at April 29, 2017 and October 29, 2016. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and/or dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Note 18. Related Party Transactions

During the three months ended April 29, 2017 and April 30, 2016, the Company was charged expenses from its primary equity holder in the amount of $0.2 million and $0.1 million, respectively. During the six months ended April 29, 2017, and April 30, 2016, the Company was charged expenses in the amount of $0.3 million and $0.1 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.2 million and $0.1 million for the three months ended April 29, 2017, and April 30, 2016, respectively. Rent expense under these arrangements totaled $0.3 million and $0.3 million for the six months ended April 29, 2017 and April 30, 2016, respectively.

The Company engages with an information technology, software and consulting company (the “IT Consulting Company”) in which the Company’s CEO has a material equity interest. The IT Consulting Company provides software development and installation to the Company. The Company made payments of $1.3 million and $0.7 million during the three months ended April 29, 2017, and April 30, 2016, respectively, and $2.7 million and $1.3 million during the six months ended April 29, 2017 and April 30, 2016, respectively, to the IT Consulting Company. The amounts paid to the IT Consulting Company include payments which are made to another unrelated consulting company. Excluding the payments to this unrelated consulting company, the payments made to the IT Consulting Company were $0.5 million and $0.5 million during the three months ended April 29, 2017, and April 30, 2016, respectively, and $1.1 million and $0.6 million during the six months ended April 29, 2017 and April 30, 2016, respectively. The Company’s CEO has recused himself from receiving any direct economic benefit from the payments made to the IT Consulting Company for the services rendered to the Company.

Note 19. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes KME, E-One, Inc., Ferrara, American Emergency Vehicles, Inc., Leader Emergency Vehicles, Inc., Horton Enterprises, Inc. and Wheeled Coach, Inc. These business units manufacture and market commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

Commercial: This segment includes Collins Bus, Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc., Eldorado Mobility, Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc. and Eldorado Mobility, Inc. manufacture, market and distribute shuttle buses and mobility vans for transit, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under well-established brand names such as Krystal and Federal Coach. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

Recreation: This segment includes REV Recreation Group, Inc. (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade and Midwest, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A and Class C mobile RVs in both gas and diesel models. Renegade primarily manufacturers Class C and Super C RVs and heavy-duty special application trailers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of OEM and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures Class B RVs and luxury vans.

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

Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate and other centralized activities.

Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated in consolidation.

Selected financial information of the Company’s segments for the three months ended April 29, 2017 and April 30, 2016, is as follows (in thousands):

	Three Months Ended April 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$219,002	$159,524	$166,337	$453	$545,316
Net Sales—Intersegment	$—	$2,980	$4,318	$(7,298)	$—
Depreciation and amortization	$2,819	$1,748	$2,599	$687	$7,853
Capital expenditures	$3,570	$1,269	$428	$13,274	$18,541
Identifiable assets	$574,220	$265,619	$247,830	$87,762	$1,175,431
Adjusted EBITDA	$24,399	$14,663	$7,292	$(8,793)

	Three Months Ended April 30, 2016
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$177,469	$176,363	$126,397	$—	$480,229
Net Sales—Intersegment	$—	$—	$2,810	$(2,810)	$—
Depreciation and amortization	$1,980	$1,956	$931	$520	$5,387
Capital expenditures	$2,415	$259	$4,275	$4,245	$11,194
Identifiable assets	$453,570	$253,315	$165,583	$25,246	$897,714
Adjusted EBITDA	$21,451	$14,999	$2,810	$(6,913)

Selected financial information of the Company’s segments for the six months ended April 29, 2017 and April 30, 2016, is as follows (in thousands):

	Six Months Ended April 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$404,373	$289,745	$293,043	$1,092	$988,253
Net Sales—Intersegment	$—	$2,980	$6,482	$(9,462)	$—
Depreciation and amortization	$5,628	$3,678	$4,756	$1,212	$15,274
Capital expenditures	$7,569	$2,068	$2,160	$25,368	$37,165
Identifiable assets	$574,220	$265,619	$247,830	$87,762	$1,175,431
Adjusted EBITDA	$41,112	$22,837	$10,065	$(15,342)

	Six Months Ended April 30, 2016
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$305,825	$316,814	$230,370	$—	$853,009
Net Sales—Intersegment	$—	$—	$5,372	$(5,372)	$—
Depreciation and amortization	$3,879	$4,080	$1,679	$621	$10,259
Capital expenditures	$3,909	$745	$12,597	$5,750	$23,001
Identifiable assets	$453,570	$253,315	$165,583	$25,246	$897,714
Adjusted EBITDA	$36,783	$20,177	$1,012	$(10,594)

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss) before provision (benefit) for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Fire & Emergency Adjusted EBITDA	$24,399	$21,451	$41,112	$36,783
Commercial Adjusted EBITDA	14,663	14,999	22,837	20,177
Recreation Adjusted EBITDA	7,292	2,810	10,065	1,012
Corporate and Other Adjusted EBITDA	(8,793)	(6,913)	(15,342)	(10,594)
Depreciation and amortization	(7,853)	(5,387)	(15,274)	(10,259)
Interest expense	(3,416)	(6,776)	(10,893)	(13,463)
Transaction expenses	(1,861)	(1,385)	(2,239)	(1,385)
Sponsor expenses	(207)	(100)	(338)	(125)
Restructuring costs	(335)	215	(1,199)	(2,750)
Stock-based compensation expense	(311)	(5,563)	(25,817)	(11,246)
Non-cash purchase accounting	(746)	—	(1,211)	—
Loss on early extinguishment of debt	(11,920)	—	(11,920)	—
Income (loss) before provision (benefit) for income taxes	$10,912	$13,351	$(10,219)	$8,150

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

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended April 30, 2016
	Increase (Decrease) in Fair Value of Derivatives	Other	Accumulated Other Comprehensive Loss
Balance at October 31, 2015	$58	$(84)	$(26)
Changes	(399)	220	(179)
Balance at April 30, 2016	$(341)	$136	$(205)

	Six Months Ended April 29, 2017
	Increase (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income
Balance at October 29, 2016	$(20)	$2	$57	$39
Changes	112	(19)	39	132
Balance at April 29, 2017	$92	$(17)	$96	$171

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

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section of our final prospectus filed with the SEC on January 30, 2017. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (RVs and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 62% of our net sales during the second quarter of fiscal year 2017 came from products where we believe we hold such share positions.

During the second quarter of 2017, our sales were $545.3 million, which were $65.1 million, or 13.6%, greater than the same period in the prior year. This increase in net sales was due to increases in our Fire & Emergency and Recreation segments. In our Fire & Emergency segment, we expect sales to increase in fiscal 2017 at a rate slightly better than the sales percent increase for the overall company due to increased unit volume, as a result of the full year impact of the KME acquisition (net sales attributable to KME in fiscal 2016, which was acquired in April 2016, were $97.2 million), the recent acquisition of Ferrara Fire Apparatus (“Ferrara”), and strong end-market demand across both our fire and ambulance product lines. In our Commercial segment for fiscal 2017, we expect sales to increase at a rate below the sales percent increase for the entire company. In our Recreation segment, we expect sales to increase in fiscal 2017 versus fiscal 2016 at a rate better than the sales percent increase for the overall company as a result of higher unit sales volume in both Class A and Class C RV units due to end market demand growth, continued growth in market share across both RV classes and as a result of the recent Renegade and Midwest Automotive Designs (“Midwest”) acquisitions.

Gross profit and gross margin percentage were $72.8 million and 13.4%, respectively, during the second quarter of fiscal 2017, which were $14.1 million and 110 basis points higher than the second quarter of fiscal 2016. These improvements in gross profit and gross margin percentage were due to realized benefits from our ongoing sourcing initiatives, a more profitable mix of sales in our Fire & Emergency segment, lower cost of quality in our Recreation segment, and other strategic pricing actions.

Selling, general and administrative expenses (“SG&A”) in the second quarter of fiscal 2017 were $42.6 million which is an increase of $7.3 million compared to the second quarter of fiscal 2016. This increase was primarily due to additional SG&A expenses from acquired companies and higher payroll and employee benefit costs.

Amortization of intangibles was $2.7 million during the second quarter of fiscal 2017, compared to $2.2 million during the second quarter of fiscal 2016. The increase in amortization expenses was due primarily to the amortization of the intangible assets recorded as part of the acquisition of KME in April 2016 and Renegade in December 2016. As a result of these acquisitions, plus the acquisitions of Midwest and Ferrara in the second quarter 2017, and the amortization of intangible assets from prior year acquisitions, the Company anticipates the quarterly run rate for intangible asset amortization to approximate $3.0 to $3.5 million per quarter for the remaining quarters of fiscal 2017. This anticipated run rate for amortization expense will be adjusted in future periods pending the completion of the detailed valuation of intangible assets acquired in these acquisitions.

Interest expense was $3.4 million in the second quarter of fiscal 2017, which is a decrease of $3.3 million compared to the second quarter of 2016. Interest expense during the quarter was comprised of the cost of debt for the Company’s Senior Secured Notes (the “Notes”), ABL Facility, chassis pool interest expense, and interest paid to customers for advance payments. As a result of the use of proceeds from our IPO to pay down debt and our recent debt refinancing, we expect interest expense for fiscal 2017 to be approximately $4.0 to $5.0 million per quarter starting in the third fiscal quarter of 2017. On February 16, 2017, we redeemed the remaining outstanding balance of our Notes, and as a result we incurred a one-time charge of $11.1 million in the second quarter of fiscal 2017 related to the prepayment premium upon redemption and write-off of unamortized debt issuance costs related to the Notes. In April 2017, we entered into a new credit agreement comprised of an ABL revolver and a Term Loan. As a result of this re-financing transaction, we incurred a one-time charge to write off $0.7 million of unamortized debt issuance costs related to our previous ABL Facility.

Net income was $6.8 million in the second quarter of fiscal 2017, compared to net income of $8.0 million in the second quarter of fiscal 2016. Adjusted net income in the second quarter of fiscal 2017 was $19.0 million, which is a 32.8% increase over $14.3 million in the second quarter of fiscal 2016.

Diluted net income per common share was $0.10 for the second quarter of fiscal 2017 compared to $0.16 in the second quarter of fiscal 2016. Adjusted net income per common share was $0.29 per share for the second quarter of fiscal 2017, which is a 3.6% increase from adjusted net income per common share of $0.28 in the second quarter of fiscal 2016 even with greater weighted average shares outstanding during the current year quarter versus the prior year. A reconciliation of net income to adjusted net income is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Adjusted EBITDA was $37.6 million during the second quarter of fiscal 2017, an increase of $5.2 million or 16.1%, from $32.3 million during the second quarter of fiscal 2016. This increase in Adjusted EBITDA was the result of acquisitions and higher net sales and gross profit from certain business segments. A detailed reconciliation of net loss to Adjusted EBITDA is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Capital expenditures were $18.5 million in the second quarter of fiscal 2017, which were primarily comprised of expenditures for manufacturing facility reorganizations at acquired businesses, build out of service facilities, new product tooling, our ongoing ERP system implementation, and the continued rollout of our online parts sales infrastructure.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) and Ferrara Fire Apparatus (“Ferrara”) brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry and customers often buy more than one REV Fire & Emergency product line. In April 2017, we acquired Ferrara Fire Apparatus, a leader in custom fire apparatus and rescue vehicles.

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

Recreation – Our Recreation segment serves the RV market through six principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade and Midwest. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these six brands, REV provides a variety of highly recognized models such as: American Eagle, Dynasty, Discovery, Bounder and Pace Arrow, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), a line of heavy-duty special application trailers, and, as a result of the acquisition of Midwest, Class B RVs (motorhomes built out using van chassis). The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. In December 2016, we acquired Renegade RV, a leader in the “Super C” segment of the RV market and producer of a line of heavy-duty special application trailers. In April 2017, we acquired Midwest, a leading producer of Class B RVs and custom luxury vans.

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

Impact of Initial Public Offering

Prior to our IPO, our stockholders were party to a shareholders agreement that was amended and restated in its entirety as a result of the IPO. That shareholders agreement provided for, among other things, an employee stockholder to sell their stock back to the Company when he or she is terminated by the Company without cause or for good reason, death, disability, retirement or dissolution. This provision required us to recognize the value of these outstanding shares as temporary equity in our consolidated statement of operations, with changes in the fair value recorded as an adjustment to retained earnings. The aforementioned rights of the employee stockholder to sell his or her shares of common stock lapsed upon completion of our initial public offering and, at that time, those outstanding shares which were held by an employee were reclassified to shareholders’ equity on our consolidated balance sheet. As a result of the IPO, the fair value of our common stock held by employees subject to the shareholders agreement was $35.4 million, which was reclassified to additional paid in capital on the Company’s consolidated balance sheet on the IPO date.

Stock Compensation Expense

As a result of our IPO, outstanding stock options which had previously been recorded as a liability on the Company’s balance sheet were reclassified to permanent equity. On the date of the IPO, vesting of 846,000 of these liability awards were accelerated, and there were 1,528,000 of vested liability option awards. All liability option awards were re-measured at fair value based upon the offering price of $22.00 per share. Also as a result of the IPO, the Company recorded stock compensation expense of $13.3 million due to the change in fair value of the liability option awards and $8.9 million due to stock options which immediately vested. The Company expects stock compensation expense to be approximately $0.3 to $0.5 million per quarter for the rest of fiscal 2017.

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

Adjusted EBITDA and Adjusted Net Income

Adjusted EBITDA and Adjusted Net Income are the primary metrics we use to evaluate the financial performance of our business. Adjusted EBITDA and Adjusted Net Income are also frequently used by analysts, investors and other interested parties to evaluate companies in our markets. We believe that Adjusted EBITDA and Adjusted Net Income are useful performance measures and we use them to facilitate a comparison of our operating performance on a consistent basis from period to period and to provide for a more complete understanding of factors and trends affecting our business. In addition to Adjusted EBITDA and Adjusted Net Income, we also utilize the metric of Adjusted EBITDA as a percentage of net sales as a complimentary measurement of performance among our businesses and versus our competitors. We also use Adjusted EBITDA and Adjusted Net Income as primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives.

Adjusted EBITDA and Adjusted Net Income are not presentations made in accordance with GAAP, nor are they measures of financial condition or liquidity and they should not be considered as an alternative to net cash provided by (used in) operating activities or net income (loss), respectively, for the period determined in accordance with GAAP. See “Adjusted EBITDA and Adjusted Net Income” below for a discussion of our use of Adjusted EBITDA and Adjusted Net Income and reconciliations of these measures to their most directly comparable GAAP measure.

Results of Operations

Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$545,316	$480,229	$65,087	13.6%
Cost of sales	472,471	421,509	50,962	12.1%
Gross profit	72,845	58,720	14,125	24.1%
Operating Expenses:
Selling, general and administrative	42,604	35,314	7,290	20.6%
Research and development costs	963	1,294	(331)	(25.6)%
Restructuring	335	(215)	550	(255.8)%
Amortization of intangible assets	2,695	2,200	495	22.5%
Total operating expenses	46,597	38,593	8,004	20.7%
Operating income	26,248	20,127	6,121	30.4%
Interest expense	3,416	6,776	(3,360)	(49.6)%
Loss on early extinguishment of debt	11,920	—	11,920	—
Income before provision for income taxes	10,912	13,351	(2,439)	(18.3)%
Provision for income taxes	4,099	5,309	(1,210)	(22.8)%
Net income	$6,813	$8,042	$(1,229)	(15.3)%
Adjusted EBITDA	37,561	32,347	5,214	16.1%
Adjusted Net Income	18,969	14,284	4,685	32.8%

Three months ended April 29, 2017 compared with the three months ended April 30, 2016

Net Sales. Consolidated net sales were $545.3 million for the three months ended April 29, 2017, an increase of $65.1 million, or 13.6%, from $480.2 million for the three months ended April 30, 2016. The increase in consolidated net sales was primarily due to an increase in net sales of $41.5 million and $39.9 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $16.8 million in the Commercial segment. The increase in Fire & Emergency segment net sales were primarily due to sales from KME, which was acquired in April 2016, and higher average selling prices for both fire trucks and ambulances. The increase in net sales in the Recreation segment was primarily due to higher unit sales volumes of Class A mid-range diesel vehicles and Class C vehicles, including the Class C RVs produced and sold by Renegade, which was acquired in December 2016. The decrease in Commercial segment net sales was primarily due to lower shuttle bus unit volume compared to the prior year period. Excluding the impact of acquisitions, consolidated net sales decreased $1.2 million or 0.2% compared to the prior year period.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 86.6% for the three months ended April 29, 2017 as compared to 87.8% for the three months ended April 30, 2016. The decrease in consolidated cost of sales as a percentage of net sales was primarily due to a decrease in manufacturing costs in all three segments including net reductions in the costs of materials resulting from specific sourcing initiatives and lower cost of quality primarily in our Recreation segment. In addition, cost of sales in the second quarter 2017 was lower as a percent of net sales due to higher average selling prices for certain vehicle classes.

Gross Profit. Consolidated gross profit was $72.8 million for the three months ended April 29, 2017, an increase of $14.1 million, or 24.1% from $58.7 million for the three months ended April 30, 2016. Consolidated gross profit, as a percentage of net sales, was 13.4% and 12.2% for the three months ended April 29, 2017 and April 30, 2016, respectively. The increase in gross profit, as a percentage of net sales, was due to the combination of higher average selling prices and lower cost of sales described above.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $42.6 million for the three months ended April 29, 2017, an increase of $7.3 million, or 20.6%, from $35.3 million for the three months ended April 30, 2016. Selling, general and administrative expenses, as a percentage of sales, were 7.8% and 7.4% for the three months ended April 29, 2017 and April 30, 2016, respectively. The increase in selling, general and administrative expenses was due primarily to additional expenses from acquired companies, as well as higher employee payroll and benefit costs, which were partially due to the build out of our centralized parts business.

Research and Development. Consolidated research and development costs were $1.0 million for the three months ended April 29, 2017, a decrease of $0.3 million, or 25.6% from $1.3 million for the three months ended April 30, 2016, which is attributable to the timing of new product development initiatives.

Restructuring. Consolidated restructuring costs were $0.3 million for the three months ended April 29, 2017, compared to ($0.2) million for the three months ended April 30, 2016. In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production facility from Salina, Kansas to Longview, Texas. Expenses in the current year quarter were for the completion of this plan.

Amortization of Intangibles. Consolidated amortization of intangibles was $2.7 million for the three months ended April 29, 2017, compared to $2.2 million for the three months ended April 30, 2016. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisition of KME in April 2016 and Renegade in December 2016.

Interest Expense. Consolidated interest expense was $3.4 million for the three months ended April 29, 2017, a decrease of $3.4 million, or 49.6% from $6.8 million for the three months ended April 30, 2016. Interest expense decreased primarily due to the repayment of our Notes in February 2017 with the net proceeds from our IPO.

Loss on Early Extinguishment of Debt. Consolidated loss on early extinguishment of debt was $11.9 million for the three months ended April 29, 2017, which includes losses recognized upon the redemption of our Notes in February 2017 and our April 2017 re-financing. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount related to the Notes. Consolidated loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

Income Taxes. Consolidated income tax expense was $4.1 million for the three months ended April 29, 2017, a decrease of $1.2 million from an expense of $5.3 million for the three months ended April 30, 2016. The effective income tax rate was 37.6% and 39.8% for the three months ended April 29, 2017 and April 30, 2016, respectively. The decrease in the Company’s effective income tax rate for the three months ended April 29, 2017 relative to the prior year relates primarily to a prior year discrete adjustment related to tax return filings. The current quarter effective income tax rate is slightly higher than our normalized tax rate due to the impact of non-deductible acquisition costs incurred in the quarter.

Net Income. Consolidated net income was $6.8 million for the three months ended April 29, 2017, a decrease of $1.2 million, or 15.3% from a net income of $8.0 million for the three months ended April 30, 2016.

Adjusted Net Income. Consolidated Adjusted Net Income was $19.0 million for the three months ended April 29, 2017, an increase of $4.7 million, or 32.8% from $14.3 million for the three months ended April 30, 2016.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $37.6 million for the three months ended April 29, 2017, an increase of $5.2 million, or 16.1%, from $32.3 million for the three months ended April 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit, offset partially by an increase in selling, general and administrative expenses.

Fire & Emergency Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$219,002	$177,469	$41,533	23.4%
Adjusted EBITDA	24,399	21,451	2,948	13.7%

Net Sales. Fire & Emergency (“F&E”) segment net sales were $219.0 million for the three months ended April 29, 2017, an increase of $41.5 million, or 23.4%, from $177.5 million for the three months ended April 30, 2016. Net sales of fire apparatus increased $43.8 million, due primarily to net sales of $41.9 million from KME, which was acquired in April 2016, and a greater mix of high content fire apparatus, compared to the prior year period. Net sales of ambulances units decreased $2.3 million compared to the prior year period due to lower unit volume driven primarily by the timing of larger contract deliveries in the current period compared to the prior period.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $24.4 million for the three months ended April 29, 2017, an increase of $2.9 million, or 13.7%, from $21.5 million for the three months ended April 30, 2016. The increase in Adjusted EBITDA was primarily due to increased volume of higher content fire apparatus, net sales from KME, as well as increased parts volume and purchased material savings. These increases were partially offset by increased selling, general, and administrative expenses due to acquisitions.

Commercial Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$159,524	$176,363	$(16,839)	(9.5)%
Adjusted EBITDA	14,663	14,999	(336)	(2.2)%

Net Sales. Commercial segment net sales were $159.5 million for the three months ended April 29, 2017, a decrease of $16.8 million, or 9.5%, from $176.4 million for the three months ended April 30, 2016. The decrease in net sales was due primarily to a decrease in shuttle bus units sold compared to the prior year period due to the timing of larger orders and deliveries. Lower shuttle bus volumes were partially offset by higher sales of terminal trucks, Type A school buses and transit buses compared to the prior year period. The decrease in net sales was also partially offset by higher average realized pricing compared to the prior year period.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $14.7 million for the three months ended April 29, 2017, a decrease of $0.3 million, or 2.2%, from $15.0 million for the three months ended April 30, 2016. This decrease was due to the reduced shuttle bus unit volume compared to the prior year, which was offset by increased average realized pricing, a shift in sales mix toward transit buses, Type A school buses and terminal trucks as well as lower material costs.

Recreation Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$166,337	$126,397	$39,940	31.6%
Adjusted EBITDA	7,292	2,810	4,482	159.5%

Net Sales. Recreation segment net sales were $166.3 million for the three months ended April 29, 2017, an increase of $39.9 million, or 31.6%, from $126.4 million for the three months ended April 30, 2016. The increase in net sales was due to an increase in unit volume and average selling prices. The increase in unit volume was due primarily to an increase in Class A mid-range diesel and Class C units sold in the second quarter of fiscal 2017 versus the second quarter of fiscal 2016. The increase in average selling prices was due primarily to product mix and strategic pricing actions. Excluding the impact of acquisitions, Recreation segment net sales in the second quarter of fiscal 2017 increased 13.5% compared to the prior year period.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $7.3 million for the three months ended April 29, 2017, an increase of $4.5 million, or 159.5%, from $2.8 million for the three months ended April 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit. The increase in gross profit was due to higher unit sales volumes, lower cost of materials, lower cost of quality and higher average selling prices resulting from product mix and strategic pricing actions.

Six months ended April 29, 2017 compared with the six months ended April 30, 2016

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$988,253	$853,009	$135,244	15.9%
Cost of sales	867,888	759,350	108,538	14.3%
Gross profit	120,365	93,659	26,706	28.5%
Operating Expenses:
Selling, general and administrative	99,102	62,420	36,682	58.8%
Research and development costs	2,161	2,433	(272)	(11.2)%
Restructuring	1,199	2,750	(1,551)	(56.4)%
Amortization of intangible assets	5,309	4,443	866	19.5%
Total operating expenses	107,771	72,046	35,725	49.6%
Operating income	12,594	21,613	(9,019)	(41.7)%
Interest expense	10,893	13,463	(2,570)	(19.1)%
Loss on early extinguishment of debt	11,920	—	11,920	—
Income (loss) before provision (benefit) for income taxes	(10,219)	8,150	(18,369)	(225.4)%
(Benefit) Provision for income taxes	(3,730)	3,118	(6,848)	(219.6)%
Net (loss) income	$(6,489)	$5,032	$(11,521)	(229.0)%
Adjusted EBITDA	58,672	47,378	11,294	23.8%
Adjusted Net Income	24,829	18,204	6,625	36.4%

Net Sales. Consolidated net sales were $988.3 million for the six months ended April 29, 2017, an increase of $135.2 million, or 15.9%, from $853.0 million for the six months ended April 30, 2016. The increase in consolidated net sales was primarily due to an increase in net sales of $98.5 million and $62.7 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $27.1 million in the Commercial segment. The increase in Fire & Emergency segment net sales were due to higher fire apparatus unit volumes, $80.2 million of net sales from KME, which was acquired in April 2016, and higher average selling prices for both fire trucks and ambulances. The increase in net sales in the Recreation segment was primarily due to higher unit sales volumes in its Class A mid-range diesel product and Class C vehicles as well as sales from Renegade, which was acquired in December 2016. The decrease in Commercial segment net sales was primarily due to lower shuttle bus unit volume compared to the prior year period. Excluding net sales from acquired companies, net sales for the first six months of fiscal 2017 increased $28.0 million or 3.3% compared to the prior year period.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 87.8% for the six months ended April 29, 2017 as compared to 89.0% for the six months ended April 30, 2016. The decrease in consolidated cost of sales, as a percentage of net sales, was primarily due to a decrease in manufacturing costs in all three segments, including net reductions in the costs of materials resulting from specific sourcing initiatives, lower cost of quality, higher parts and service revenues, and the benefits of higher production volumes. In addition, cost of sales in the six months ended April 29, 2017, were lower as a percent of net sales due to strategic pricing initiatives for certain vehicle classes.

Gross Profit. Consolidated gross profit was $120.4 million for the six months ended April 29, 2017, an increase of $26.7 million, or 28.5% from $93.7 million for the six months ended April 30, 2016. Consolidated gross profit, as a percentage of net sales, was 12.2% and 11.0% for the six months ended April 29, 2017 and April 30, 2016, respectively. The increase in gross profit, as a percentage of net sales, was due to the combination of higher net sales and lower cost of sales described above.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $99.1 million for the six months ended April 29, 2017, an increase of $36.7 million, or 58.8%, from $62.4 million for the six months ended April 30, 2016. Selling, general and administrative expenses, as a percentage of sales, were 10.0% and 7.3% for the six months ended April 29, 2017 and April 30, 2016, respectively. The increase in selling, general and administrative expenses was due primarily to increased stock-based compensation expense as a result of our IPO, selling, general and administrative expenses from acquired companies and higher employee payroll and benefit costs compared to the prior year. Selling, general and administrative expenses for the six months ended April 29, 2017 included $25.5 million of stock-based compensation expense, of which $13.3 million was for the remeasurement of liability awards to our IPO share price, $8.9 million was related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options during the same period in 2017.

Research and Development. Consolidated research and development costs were $2.2 million for the six months ended April 29, 2017, a decrease of $0.3 million, or 11.2% from $2.4 million for the six months ended April 30, 2016, which is attributable to the timing of new product introduction initiatives.

Restructuring. Consolidated restructuring costs were $1.2 million for the six months ended April 29, 2017, compared to $2.8 million in the six months ended April 30, 2016. In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production facility from Salina, Kansas to Longview, Texas.

Amortization of Intangibles. Consolidated amortization of intangibles was $5.3 million for the six months ended April 29, 2017, compared to $4.4 million for the six months ended April 30, 2016. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisition of KME in April 2016 and Renegade in December 2016.

Interest Expense. Consolidated interest expense was $10.9 million for the six months ended April 29, 2017, a decrease of $2.6 million, or 19.1% from $13.5 million for the six months ended April 30, 2016, respectively. Interest expense decreased primarily due to the repayment of our Notes in February 2017 with net proceeds from our IPO.

Loss on Early Extinguishment of Debt. Consolidated loss on early extinguishment of debt was $11.9 million for the three months ended April 29, 2017, which includes losses recognized upon the redemption of our Notes in February 2017 and our April 2017 re-financing. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount related to the Notes. Consolidated loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

Income Taxes. Consolidated income tax benefit was $3.7 million for the six months ended April 29, 2017, a decrease of $6.8 million from an expense of $3.1 million for the six months ended April 30, 2016. The effective income tax rate was 36.5% and 38.3% for the six months ended April 29, 2017 and April 30, 2016, respectively. The decrease in the Company’s effective income tax rate for the six months ended April 29, 2017 relative to the prior year relates primarily to a prior year discrete adjustment related to tax return filings.

Net Income (Loss). Consolidated net loss was $6.5 million for the six months ended April 29, 2017, a decrease of $11.5 million, or 220.1% from net income of $5.0 million for the six months ended April 30, 2016. This decrease in net income was due to the current year impact of various one-time items relating to our IPO and debt re-financings.

Adjusted Net Income. Consolidated Adjusted Net Income was $24.8 million for the six months ended April 29, 2017, an increase of $6.6 million, or 36.4% from $18.2 million for the six months ended April 30, 2016.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $58.7 million for the six months ended April 29, 2017, an increase of $11.3 million, or 23.8%, from $47.4 million for the six months ended April 30, 2016. The increase in Adjusted EBITDA was due to an increase in gross profit, resulting from higher net sales, lower manufacturing costs and the impact of acquisitions.

Fire & Emergency Segment

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$404,373	$305,825	$98,548	32.2%
Adjusted EBITDA	41,112	36,783	4,329	11.8%

Net Sales. F&E segment net sales were $404.4 million for the six months ended April 29, 2017, an increase of $98.5 million, or 32.2%, from $305.8 million for the six months ended April 30, 2016. Net sales of fire apparatus increased due primarily to net sales of $80.2 million from KME, which was acquired in April 2016, and a greater mix of high content fire apparatus, compared to the prior year period. Net sales of ambulances units increased slightly compared to the prior year period due to an increased mix of higher content vehicles.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $41.1 million for the six months ended April 29, 2017, an increase of $4.3 million, or 11.8%, from $36.8 million for the six months ended April 30, 2016. The increase in Adjusted EBITDA was primarily due to increased net sales from KME, mix shift toward higher content fire apparatus and modular ambulance vehicles, and operational improvements, including lower material costs and manufacturing cost reductions, and strategic pricing initiatives. These Adjusted EBITDA increases were partially offset by an increase in selling, general and administrative expenses primarily due to the KME Acquisition.

Commercial Segment

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$289,745	$316,814	$(27,069)	(8.5)%
Adjusted EBITDA	22,837	20,177	2,660	13.2%

Net Sales. Commercial segment net sales were $289.7 million for the six months ended April 29, 2017, a decrease of $27.1 million, or 8.5%, from $316.8 million for the six months ended April 30, 2016. The decrease in net sales was due primarily to a decrease in shuttle bus units sold compared to the prior year period, partially offset by higher sales of Type A school buses, transit buses and terminal trucks compared to the prior year period. This was also partially offset by higher average realized pricing compared to the prior year period due to sales mix.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $22.8 million for the six months ended April 29, 2017, an increase of $2.7 million, or 13.2%, from $20.2 million for the six months ended April 30, 2016. The increase in Adjusted EBITDA was primarily due to increased average realized pricing, a shift in sales mix toward Type A school buses, transit buses and terminal trucks in the quarter, which generally have a higher average selling price, lower material costs and lower cost of quality. These increases were partially offset by reduced shuttle bus unit volume compared to the prior year.

Recreation Segment

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 29, 2017	April 30, 2016	$	%
Net sales	$293,043	$230,370	$62,673	27.2%
Adjusted EBITDA	10,065	1,012	9,053	894.6%

Net Sales. Recreation segment net sales were $293.0 million for the six months ended April 29, 2017, an increase of $62.7 million, or 27.2%, from $230.4 million for the six months ended April 30, 2016. The increase in net sales was due to an increase in unit volume and average selling prices. The increase in unit volume was due primarily to an increase in Class A and Class C units sold for the six months ended April 29, 2017 compared to the prior year period. The increase in average selling prices was due to an improved mix of sales, compared to the prior year period, as well as strategic pricing actions. Excluding the impact of acquisitions, Recreation segment net sales for the first six months of fiscal 2017 increased 15.0% compared to the prior year period.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $10.1 million for the six months ended April 29, 2017, an increase of $9.1 million, or 894.6%, from $1.0 million for the six months ended April 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit. The increase in gross profit was due to higher unit sales volumes, lower cost of materials, lower cost of quality, higher average selling prices resulting from product mix during the first six months of fiscal 2017, and the impact of the Renegade acquisition. The increase in selling, general and administrative expenses was due primarily to the Renegade acquisition.

Backlog

Backlog represents orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment (in thousands):

			Increase (Decrease)
($ in thousands)	April 29, 2017	October 29, 2016	$	%
Fire & Emergency	$636,243	$550,769	$85,474	15.5%
Commercial	240,928	226,067	14,861	6.6%
Recreation	112,654	80,420	32,234	40.1%
Total Backlog	$989,825	$857,256	$132,569	15.5%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration. Our businesses take orders from our dealers and end customers that are evidenced by a firm purchase order for delivery of one or many specialty vehicles with a given specification over a period of time. These firm orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the purchase order is received. We do not include verbal commitments or promised orders in our reported backlog. As of April 29, 2017, our backlog was $989.8 million compared to $857.3 million as of October 29, 2016. The increase in Recreation backlog was partially due to the acquisition of Renegade. We expect that our current backlog will be produced and sold within the next 12 months following April 29, 2017.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, inventory management, acquiring machinery and equipment, acquiring and building manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service payments, regular quarterly dividend payments, and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our ABL Facility.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, cash dividends and additional expenses we expect to incur as a public company. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our current ABL Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current ABL Facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Working capital at April 29, 2017 (defined as current assets (excluding cash) minus current liabilities) was $333.2 million compared to $187.3 million at October 29, 2016. The increase in working capital was due to the normal seasonal increase during the first half of the fiscal year as the Company builds toward its largest volume quarters in the second half of the year as well as the impact of the acquisitions of Renegade, Midwest and Ferrara during the first six months of fiscal 2017. In addition to the impact from acquisitions, this increase in working capital from the prior fiscal year end was primarily due to an increase in inventory and accounts receivable at April 29, 2017 compared to October 29, 2016.

Long-term debt, excluding current maturities, at April 29, 2017 was $280.8 million compared to $256.0 million at October 29, 2016. Long-term debt increased primarily due to the increase in working capital described above, increased borrowings to fund the acquisitions of Renegade, Midwest and Ferrara and capital expenditures in the first six months of 2017. In February 2017, the Company received net proceeds from the completion of its IPO in the amount of $253.6 million. These proceeds were used to redeem the remaining outstanding balance of its Notes as well as partially pay down the outstanding balance on its ABL revolving credit facility.

Cash Flow

The following table shows summary cash flows for the six months ended April 29, 2017 and April 30, 2016 (in thousands):

	Six Months Ended
(in thousands)	April 29, 2017	April 30, 2016
Net cash used in operating activities	$(58,891)	$(11,298)
Net cash used in investing activities	(196,677)	(54,372)
Net cash provided by financing activities	258,697	63,807
Net increase (decrease) in cash and cash equivalents	$3,129	$(1,863)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 29, 2017 was $58.9 million, compared to $11.3 million for the six months ended April 30, 2016. The decrease in cash from operating activities for the six months ended April 29, 2017, compared to the prior year period was primarily due to higher cash outflows for accounts payable and other liabilities, which were partially offset by increased operating income and higher cash collections from accounts receivable, and a smaller seasonal increase in inventory compared to the prior year period.

The higher cash outflows for accounts payable in the current year was due primarily to timing of payments to vendors and the management of vendor discount terms. Higher cash outflows for other liabilities in the six months ended April 29, 2017, compared to the prior year period was partially due to higher management incentive bonus payments made in the first quarter of the current year versus the first quarter of fiscal 2016 related to fiscal 2015’s performance. Also, cash outflows were higher due to the timing of income tax payments, which were $5.5 million greater in the first six months of fiscal 2017 versus the same period in the prior year.

Excluding non-cash stock based compensation expense, operating income increased by $13.5 million in the six months ended April 29, 2017 compared to the prior year period. The increase in cash collections from accounts receivable was primarily due to timing of sales, customer mix and the timing of customer payments, which resulted in a lower seasonal increase in accounts receivable during the first six months of fiscal 2017 compared to the same prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended April 29, 2017 was $196.7 million, compared to $54.4 million for the six months ended April 30, 2016. The increase in net cash used in investing activities for the six months ended April 29, 2017, compared to the prior year period, was primarily due to the acquisitions of Renegade, Midwest and Ferrara in the first six months of fiscal 2017 compared to the acquisition of KME in the prior year period. In addition, capital expenditures were higher during the first six months of fiscal 2017 compared to the same prior year period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended April 29, 2017 was $258.7 million, which primarily consisted of net proceeds from our IPO offset by the use of those proceeds to redeem our Notes, and further net borrowings from our ABL Facility and Term Loan to support acquisitions and working capital requirements. Net cash provided by financing activities for the six months ended April 30, 2016 was $63.8 million, and primarily consisted of net borrowings under our ABL Facility, offset by the repayment of debt assumed in the Hall-Mark Acquisition and payments to redeem common stock and stock options.

On May 31, 2017, the Company paid a cash dividend of $3.2 million.

On June 6, 2017, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the third quarter of fiscal year 2017. The dividend is payable on July 28, 2017 to holders of record as of June 28, 2017. Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Offering of Common Stock

On January 26, 2017, the Company announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange under the ticker symbol “REVG”. On February 1, 2017, the Company completed the offering of 12,500,000 shares of common stock at a price of $22.00 per share and the Company received approximately $275.0 million in gross proceeds from the IPO, or approximately $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of the IPO were used to partially pay down the Company’s existing debt. The Company redeemed the entire outstanding balance of its Senior Secured Notes, including a prepayment premium and accrued interest, plus it partially paid down the then outstanding balance of its ABL Facility.

Contractual Obligations

In the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the SEC on January 30, 2017, we disclosed that we had $321.7 million in total commitments as of October 29, 2016. Other than the items discussed below, there have been no material changes in our total commitments during the six months ended April 29, 2017 outside of the normal course of our business.

Senior Secured Notes

On February 16, 2017, we redeemed in full the outstanding aggregate principal amount of Senior Secured Notes with a portion of the proceeds from the IPO. The Company paid a prepayment premium of $7.7 million and accrued interest of $4.5 million as of the redemption date.

Term Loan

On April 25, 2017, the Company entered into a $75.0 million term loan (“Term Loan” or “Term Loan Agreement”), as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries. The Company incurred $2.0 million in debt issuance costs related to the Term Loan. The Term Loan Agreement expires on April 25, 2022.

April 2017 ABL Facility

On April 25, 2017, the Company entered into a new $350.0 million ABL revolving credit agreement with a syndicate of lenders (the “April 2017 ABL Facility”). The April 2017 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $350.0 million. The total ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The April 2017 ABL Facility expires on April 25, 2022.

Funds from the April 2017 ABL Facility were used to repay borrowings on the previous ABL Facility and to fund the Ferrara acquisition.

Principal may be repaid at any time during the term of the ABL Facility without penalty.

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of April 29, 2017.

October 2013 ABL Facility

On October 21, 2013, we entered into a $150.0 million senior secured asset based lending revolving credit and guaranty agreement (the Asset Based Lending “ABL” or the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of: (i) revolving loans, (ii) swing line loans and (iii) letters of credit, aggregating up to a combined maximum of $150.0 million. The total amount borrowed is subject to a $15.0 million sublimit for swing line loans and a $25.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the agreement. On April 22, 2016, we exercised our $50.0 million incremental commitment option under the ABL Facility in conjunction with the acquisition of KME. On August 19, 2016, we amended the ABL Facility to increase the commitment from $200.0 million to $300.0 million to provide flexibility and access to the suppressed borrowing base. All other terms and conditions of the ABL Facility remained unchanged.

In February 2017, the Company used a portion of the net proceeds from its IPO to repay loans under the ABL Facility.

In April 2017, we repaid all outstanding loans and obligations under the ABL Facility in full, and the ABL Facility was terminated.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net income (loss)	$6,813	$8,042	$(6,489)	$5,032
Depreciation and amortization	7,853	5,387	15,274	10,259
Interest expense	3,416	6,776	10,893	13,463
Provision (benefit) for income taxes	4,099	5,309	(3,730)	3,118
Loss on early extinguishment of debt	11,920	—	11,920	—
EBITDA	34,101	25,514	27,868	31,872
Transaction expenses(a)	1,861	1,385	2,239	1,385
Sponsor expenses(b)	207	100	338	125
Restructuring costs(c)	335	(215)	1,199	2,750
Stock-based compensation expense(d)	311	5,563	25,817	11,246
Non-cash purchase accounting expense(e)	746	—	1,211	—
Adjusted EBITDA	$37,561	$32,347	$58,672	$47,378

(a)	Reflects costs incurred in connection with business acquisitions.
(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
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

(d)

Reflects expenses associated with stock-based compensation. For the six months ended April 29, 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options. For the three and six months ended April 30, 2016, stock based compensation expense includes $5.1 million and $9.9 million, respectively, related to the redemption of performance based stock options. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion of our IPO. For this reason, following the completion of our IPO, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

(e)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory which was sold.

The following table reconciles net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net income (loss)	$6,813	$8,042	$(6,489)	$5,032
Amortization of intangible assets	2,695	2,200	5,309	4,443
Transaction expenses(a)	1,861	1,385	2,239	1,385
Sponsor expenses(b)	207	100	338	125
Restructuring costs(c)	335	(215)	1,199	2,750
Stock-based compensation expense(d)	311	5,563	25,817	11,246
Non-cash purchase accounting expense(e)	746	—	1,211	—
Loss on early extinguishment of debt(f)	11,920	—	11,920	—
Income tax effect of adjustments(g)	(5,919)	(2,791)	(16,715)	(6,777)
Adjusted Net Income	$18,969	$14,284	$24,829	$18,204

(a)	Reflects costs incurred in connection with business acquisitions.
(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
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

(d)

Reflects expenses associated with stock-based compensation. For the three and six months ended April 29, 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options during the three and six months ended April 29, 2017. For the three and six months ended April 30, 2016, stock based compensation expense includes $5.1 million and $9.9 million, respectively, related to the redemption of performance based stock options. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion our IPO. For this reason, following the completion of our IPO, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

(e)	For three and six months ended April 29, 2017, reflects the amortization of the difference between the book value and fair market value of certain acquired inventory which was sold.
(f)

For three and six months ended April 29, 2017, reflects losses recognized upon the redemption of our Notes in February 2017. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount. Consolidated loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

(g)	Income tax effect of adjustments using 36.5% effective tax rate for the three and six months ended April 29, 2017 and April 30, 2016, respectively, except for certain transaction expenses.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year 2019). We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 (the Company’s fiscal year 2018), and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies the guidance set forth in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the statements of operations as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 (the Company’s fiscal year 2017), and early adoption is permitted. We early adopted ASU 2015-03 and ASU 2015-15 and debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability for all periods presented. The adoption of ASU 2015-03 and ASU 2015-15 did not have a material effect our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 (the Company’s fiscal year 2017), including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of leases with a duration of less than 12 months) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-to-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to adopt ASU 2016-02 in the first quarter of fiscal 2019 and are currently evaluating the impact of ASU 2016-02 to our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (the Company’s fiscal year 2018), including interim periods within those annual reporting periods. We are currently evaluating the impact of ASU 2016-09 to our consolidated financial statements and do not expect adoption to have a material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in the Company’s registration statement on Form S-1 filed in connection with its IPO.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended April 29, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended April 29, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds.

On January 26, 2017, the Company priced the initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-214209) (the “Registration Statement”), that was declared effective on January 26, 2017. On February 1, 2017, the Company completed the IPO of 12.5 million shares of common stock at a price of $22.00 per share. The Company received $275.0 million in gross proceeds from the IPO, or approximately $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO were used to redeem in full its outstanding Senior Secured Notes and pay the related call premium and to pay accrued and unpaid interest thereon from the most recent interest payment date to the redemption date; and the remaining proceeds were used to repay loans under the Company’s ABL Facility.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: June 6, 2017	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: June 6, 2017	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer