Form 10-Q
period 2017-07-29
REV Group, Inc.
filed 2017-09-07
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

As of September 5, 2017, the registrant had 63,870,095 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section of our final prospectus filed with the U.S. Securities and Exchange Commission (“SEC”) on January 30, 2017, along with our other filings with the SEC. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Website and Social Media Disclosure

We use our website (www.revgroup.com) and corporate Twitter account (@revgroupinc) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

None of the information provided on our website, in our press releases, public conference calls and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	July 29, 2017	October 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,132	$10,821
Accounts receivables, net	243,405	181,239
Inventories, net	457,835	325,633
Other current assets	14,853	12,037
Total current assets	730,225	529,730
Property, plant and equipment, net	207,634	146,422
Goodwill	129,746	84,507
Intangibles assets, net	170,517	124,040
Other long-term assets	7,960	4,320
Total assets	$1,246,082	$889,019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$750	$—
Accounts payable	170,199	129,481
Customer advances	104,254	87,627
Accrued warranty	19,012	22,693
Other current liabilities	64,573	91,803
Total current liabilities	358,788	331,604
Long-term debt, less current maturities	299,367	256,040
Deferred income taxes	17,105	17,449
Other long-term liabilities	23,073	23,710
Total liabilities	698,333	628,803
Contingently redeemable common stock (0 and 1,607,760 shares outstanding, respectively)	—	22,293
Commitments and contingencies

Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized, none issued or outstanding)	—	—
Common stock—Class A ($.001 par value, 46,000,000 shares authorized; 0 and 6,930,720 shares issued and outstanding, respectively (excluding contingently redeemable common stock)	—	7
Common stock—Class B ($.001 par value, 43,200,000 shares authorized; 0 and 42,684,320 shares issued and outstanding, respectively)	—	43
Common Stock ($.001 par value, 605,000,000 shares authorized; 63,802,795 and 0 shares issued and outstanding, respectively)	64	—
Additional paid-in capital	526,883	206,179
Retained earnings	20,899	31,655
Accumulated other comprehensive (loss) income	(97)	39
Total shareholders' equity	547,749	237,923
Total liabilities and shareholders' equity	$1,246,082	$889,019

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$595,602	$528,238	$1,583,855	$1,381,247
Cost of sales	517,597	464,285	1,385,485	1,223,635
Gross profit	78,005	63,953	198,370	157,612
Operating expenses:
Selling, general and administrative	40,576	35,481	139,678	97,901
Research and development costs	1,199	1,330	3,360	3,763
Restructuring	2,279	57	3,479	2,807
Amortization of intangible assets	5,109	2,505	10,417	6,948
Total operating expenses	49,163	39,373	156,934	111,419
Operating income	28,842	24,580	41,436	46,193
Interest expense, net	4,560	7,364	15,453	20,828
Loss on early extinguishment of debt	—	—	11,920	—
Income before provision for income taxes	24,282	17,216	14,063	25,365
Provision for income taxes	9,091	4,136	5,362	7,254
Net income	$15,191	$13,080	$8,701	$18,111
Income per common share:
Basic	$0.24	$0.26	$0.15	$0.35
Diluted	$0.23	$0.25	$0.14	$0.35
Dividends declared per common share	$0.05	$—	$0.10	$—

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$15,191	$13,080	$8,701	$18,111
Other comprehensive loss, net of tax	(268)	(103)	(136)	(77)
Comprehensive income	$14,923	$12,977	$8,565	$18,034

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$8,701	$18,111
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26,811	17,115
Amortization of deferred financing costs	1,340	1,697
Amortization of Senior Note discount	50	150
Stock-based compensation expense	26,131	12,298
Deferred income taxes	(5,090)	(5,979)
Loss on early extinguishment of debt	11,920	—
Gain on disposal of property, plant and equipment	(594)	(207)
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables, net	(37,012)	(32,120)
Inventories, net	(71,171)	(40,623)
Other current assets	(2,719)	(48)
Accounts payable	7,861	21,169
Accrued warranty	(7,125)	(3,522)
Customer advances	7,715	(3,951)
Other liabilities	(26,163)	6,281
Long-term assets	(637)	(1,580)
Net cash used in operating activities	(59,982)	(11,209)
Cash flows from investing activities:
Purchase of property, plant and equipment	(49,891)	(19,525)
Payments for rental fleet vehicles	(9,679)	(11,041)
Proceeds from sale of property, plant and equipment	3,643	1,113
Acquisition of businesses, net of cash acquired	(155,142)	(31,729)
Acquisition of Ancira assets	—	(6,435)
Net cash used in investing activities	(211,069)	(67,617)
Cash flows from financing activities:
Net proceeds from borrowings of revolving credit facility	146,257	116,919
Proceeds from Term Loan	75,000	—
Payment of dividends	(3,191)	—
Net proceeds from initial public offering	253,593	—
Repayment of debt assumed from acquisition	—	(3,698)
Payment of debt issuance costs	(6,717)	(704)
Repayment of long-term debt and capital leases	(180,000)	(179)
Senior Note prepayment premium	(7,650)	—
Redemption of common stock and common stock options	(3,251)	(21,214)
Proceeds from exercise of common stock options	321	—
Net cash provided by financing activities	274,362	91,124
Net increase in cash and cash equivalents	3,311	12,298
Cash and cash equivalents, beginning of period	10,821	4,968
Cash and cash equivalents, end of period	$14,132	$17,266

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$21,789	$22,329
Income taxes, net of refunds	$11,545	$5,093

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

(Dollars in thousands)

	Common Stock - Class A			Common Stock - Class B			Common Stock				Retained	Accumulated Other Comprehensive	Total	Contingently Redeemable Common Stock
	Amount	# Shares		Amount	# Shares		Amount	# Shares		APIC	Earnings	Income (loss)	Equity	Amount	# Shares
Balance, October 29, 2016	$7	6,930,720 Sh.		$43	42,684,320 Sh.		$-	-		$206,179	$31,655	$39	$237,923	$22,293	1,607,760 Sh.
Net income											8,701		8,701
Other comprehensive loss												(136)	(136)
Stock-based compensation expense										4,948			4,948
Change in value of contingently redeemable common stock											(13,078)		(13,078)	13,078
Reclassification of contingently redeemable common stock	2	1,607,760 Sh.								35,369			35,371	(35,371)	(1,607,760 Sh.	)
Reclassification of liability awards										26,485			26,485
Net proceeds from initial public offering							12	12,500,000 Sh.		253,581			253,593
Reclassification of shares of common stock	(9)	(8,538,480 Sh.	)	(43)	(42,684,320 Sh.	)	52	51,222,800 Sh.					-
Exercise of common stock options							-	80,000 Sh.		321			321
Dividends declared on common stock											(6,379)		(6,379)
Rounding of partial shares held prior to stock split								(5 Sh.	)				-
Balance, July 29, 2017	$-	-		$-	-		$64	$63,802,795		$526,883	$20,899	$(97)	$547,749	$-	-

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

The accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly REV’s consolidated financial position as of July 29, 2017, and October 29, 2016, and the consolidated results of operations and comprehensive income for the three and nine months ended July 29, 2017 and July 30, 2016 and the consolidated cash flows for the nine months then ended. The condensed unaudited consolidated statements of income and comprehensive income for the three and nine months ended July 29, 2017, and July 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed unaudited consolidated balance sheet data as of October 29, 2016, was derived from audited financial statements, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

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

Note 2. Acquisitions

Van-Mor Enterprises Inc. Acquisition

On May 15, 2017, the Company acquired certain real estate assets and operating assets and liabilities of Van-Mor Enterprises, Inc. (“Van-Mor” and the “Van-Mor Acquisition”). Van-Mor is a supplier of certain materials and components for the Company’s fire apparatus divisions. The purchase price for Van-Mor was $1.6 million, subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s cash from operations. Van-Mor is reported as part of the Fire & Emergency segment.

The Van-Mor Acquisition will be accounted for as a business acquisition using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of July 29, 2017, the Company has not completed its assessment of the fair value of all acquired assets and liabilities assumed, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. The Company acquired land and buildings which were valued at approximately $1.2 million as of the closing date, and as this amount represents a significant portion of the purchase consideration, the Company does not anticipate to recognize a material amount of goodwill, if any.

Midwest Automotive Designs Acquisition

On April 13, 2017, the Company acquired certain assets and liabilities of Midwest Automotive Designs (“Midwest” and the “Midwest Acquisition”). Midwest manufactures Class B recreational vehicles (“RVs”) and luxury vans. This acquisition enhances the Company’s product offerings in both its Recreation and Commercial segments, by adding a selection of Class B recreational vehicles and multiple products for the luxury limousine, charter and tour bus markets. The purchase price for Midwest was $35.5 million ($35.5 million net of cash acquired), subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Midwest is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $13.3 million, which is deductible for income tax purposes.

The Midwest Acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of July 29, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Midwest (in thousands):

Assets:
Cash	$1
Accounts receivable, net	4,390
Inventories, net	8,960
Other current assets	65
Property, plant and equipment	179
Intangible assets, net	16,548
Total assets acquired	30,143
Liabilities:
Accounts payable	6,601
Accrued warranty	312
Customer advances	898
Other current liabilities	181
Total liabilities assumed	7,992
Net Assets Acquired	22,151
Consideration Paid	35,482
Goodwill	$13,331

Intangible assets acquired as a result of the Midwest Acquisition are as follows (in thousands):

Customer relationships (6 year life)	$12,900
Order backlog (1 year life)	548
Trade names (indefinite life)	3,100
Total intangible assets, net	$16,548

Net sales and operating loss attributable to Midwest were $12.1 million and $0.1 million for the three months ended July 29, 2017, and net sales and operating income of $13.7 million and $0.1 million for the nine months ended July 29, 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the Midwest Acquisition did not meet the materiality requirement for such disclosure.

Ferrara Fire Apparatus Acquisition

On April 25, 2017, the Company acquired 100% of the common shares of Ferrara Fire Apparatus, Inc. (“Ferrara” and the “Ferrara Acquisition”). Ferrara is a leading custom fire apparatus and rescue vehicle manufacturer that engineers and manufactures vehicles for municipal and industrial customers. This acquisition enhances the Company’s emergency vehicle product offering, particularly with custom fire apparatus including pumpers, aerials, and industrial vehicles. The purchase price for Ferrara was $100.1 million ($97.1 million net of $3.0 million cash acquired), subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Ferrara is reported as part of the Fire & Emergency segment. The preliminary purchase price allocation resulted in goodwill of $27.4 million, which is not deductible for income tax purposes.

The Ferrara Acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of July 29, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, or of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Ferrara (in thousands):

Assets:
Cash	$3,013
Accounts receivable, net	19,042
Inventories, net	38,182
Other current assets	360
Property, plant and equipment	13,898
Other long-term assets	76
Intangible assets, net	32,250
Total assets acquired	106,821
Liabilities:
Accounts payable	17,042
Accrued warranty	2,621
Customer advances	7,740
Deferred income taxes	4,639
Other current liabilities	2,102
Total liabilities assumed	34,144
Net Assets Acquired	72,677
Consideration Paid	100,113
Goodwill	$27,436

Intangible assets acquired as a result of the Ferrara Acquisition are as follows (in thousands):

Customer relationships (12 year life)	$14,080
Order backlog (1 year life)	3,030
Non-compete agreements (4 year life)	1,530
Trade names (indefinite life)	13,610
Total intangible assets, net	$32,250

Net sales and operating loss attributable to Ferrara were $30.7 million and ($0.8) million for the three months ended July 29, 2017, and $31.8 million and ($0.8) million for the nine months ended July 29, 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the Ferrara Acquisition did not meet the materiality requirement for such disclosure.

Renegade RV Acquisition

On December 30, 2016, the Company acquired 100% of the common shares of Kibbi, LLC, which operated as Renegade RV (“Renegade” and the “Renegade Acquisition”). Renegade is a leading manufacturer of Class C and “Super C” RVs and heavy-duty special application trailers. The purchase price for Renegade was $22.5 million ($21.0 million net of $1.6 million cash acquired), which included a $0.3 million payment to Renegade’s sellers based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Renegade is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $3.4 million, which is not deductible for income tax purposes.

The Renegade Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of July 29, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, or of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Renegade (in thousands):

Assets:
Cash	$1,597
Accounts receivable, net	2,334
Inventories, net	14,322
Other current assets	131
Property, plant and equipment	892
Intangible assets, net	6,400
Total assets acquired	25,676
Liabilities:
Accounts payable	4,231
Accrued warranty	390
Customer advances	272
Other current liabilities	1,035
Deferred income taxes	524
Other long-term liabilities	65
Total liabilities assumed	6,517
Net Assets Acquired	19,159
Consideration Paid	22,549
Goodwill	$3,390

Intangible assets acquired as a result of the Renegade Acquisition are as follows (in thousands):

Customer relationships (6 year life)	$4,100
Order backlog (1 year life)	700
Trade names (indefinite life)	1,600
Total intangible assets, net	$6,400

Net sales and operating income attributable to Renegade were $26.7 million and $1.7 million for the three months ended July 29, 2017, and $53.2 million and $2.6 million for the nine months ended July 29, 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the Renegade Acquisition did not meet the materiality requirement for such disclosure.

Kovatch Mobile Equipment Acquisition

On April 22, 2016, the Company acquired certain real estate assets and 100% of the common shares of Kovatch Mobile Equipment Corp. (“KME” and the “KME Acquisition”). KME produces a broad portfolio of customized specialty fire apparatus vehicles, and markets them to fire-rescue, military, aviation, and industrial customers globally. The KME Acquisition strengthened the Company’s share in the emergency vehicle market by expanding the Company’s fire apparatus product portfolio. The purchase price for KME was $39.6 million ($30.1 million net of $9.5 million cash acquired), which included a $0.5 million payment to the Seller based on the level of net working capital and debt at closing. The net cash consideration paid at closing was funded through the Company’s ABL Facility. KME is reported as part of the Fire & Emergency segment. The purchase price allocation resulted in goodwill of $2.4 million, which is not deductible for income tax purposes.

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

Net sales and operating income attributable to KME were $42.4 million and $2.6 million for the three months ended July 29, 2017, and $122.6 million and $2.7 million for the nine months ended July 29, 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the KME Acquisition did not meet the materiality requirement for such disclosure.

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
Liabilities:
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

The following table summarizes the allocated cost of the assets acquired in the Ancira Acquisition (in thousands):

Inventory	$13,541
Land & land improvements	1,400
Building & improvements	4,849
Machinery & equipment	186
Total purchase price	$19,976

Note 3. Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	July 29, 2017	October 29, 2016
Chassis	$44,846	$35,227
Raw materials	157,299	112,423
Work in process	194,999	128,145
Finished products	69,793	59,179
	466,937	334,974
Less: reserves	(9,102)	(9,341)
Total inventories, net	$457,835	$325,633

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	July 29, 2017	October 29, 2016
Land & land improvements	$19,494	$16,247
Buildings & improvements	102,240	85,779
Machinery & equipment	92,969	73,087
Office furniture, fixtures and computer hardware & software	30,011	9,009
Construction in process	40,143	23,445
	284,857	207,567
Less: accumulated depreciation	(77,223)	(61,145)
Total property, plant and equipment, net	$207,634	$146,422

Depreciation expense was $6.4 million and $4.4 million for the three months ended July 29, 2017, and July 30, 2016, respectively, and $16.4 million and $10.2 million for the nine months ended July 29, 2017, and July 30, 2016, respectively.

Note 5. Goodwill and Intangible Assets

The table below represents goodwill by segment (in thousands):

	July 29, 2017	October 29, 2016
Fire & Emergency	$84,375	$55,857
Commercial	28,650	28,650
Recreation	16,721	—
Total goodwill	$129,746	$84,507

The change in the net carrying value amount of goodwill consisted of the following (in thousands):

	Nine Months Ended
	July 29, 2017	July 30, 2016
Balance at beginning of period	$84,507	$82,825
Activity during the year:
Activity from prior year acquisitions	1,082	—
Activity from current year acquisitions	44,157	1,770
Balance at end of period	$129,746	$84,595

Intangible assets (excluding goodwill) consisted of the following (in thousands):

	Weighted- Average Life	July 29, 2017	October 29, 2016
Finite-lived intangible assets:
Technology-related	7.0	$1,657	$724
Customer relationships	8.0	110,554	79,172
Order backlog	1.0	4,498	220
Non-compete agreements	5.0	2,060	530
Trade names	7.0	3,477	3,477
		122,246	84,123
Less: accumulated amortization		(57,802)	(47,846)
		64,444	36,277
Indefinite-lived trade names		106,073	87,763
Total intangible assets, net		$170,517	$124,040

Amortization expense was $5.1 million and $2.5 million for the three months ended July 29, 2017, and July 30, 2016, respectively, and $10.4 million and $6.9 million for the nine months ended July 29, 2017, and July 30, 2016, respectively.

Note 6. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 29, 2017	October 29, 2016
Payroll and related benefits and taxes	$29,434	$27,775
Incentive compensation	4,570	11,715
Customer sales program	4,359	3,549
Restructuring costs	1,275	359
Interest payable	1,757	9,444
Income taxes payable	6,027	8,716
Stock options	—	9,117
Dividends payable	3,190	—
Other	13,961	21,128
Total other current liabilities	$64,573	$91,803

Note 7. Long-Term Debt

The Company was obligated under the following debt instruments (in thousands):

	July 29, 2017	October 29, 2016
Senior secured facility:
Senior secured notes, net of debt discount ($0 and $455) and debt issuance costs ($0 and $3,505)	$—	$176,040
ABL Facility	227,000	80,000
Term Loan, net of debt issuance costs ($1,883 and $0)	73,117	—
	300,117	256,040
Less: current maturities	(750)	—
Long-term debt, less current maturities	$299,367	$256,040

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

On January 17, 2017, the Company issued a Notice of Conditional Redemption, subject to the completion of the Company’s IPO, to redeem all the outstanding Notes at a redemption price of 104.250% plus accrued and unpaid interest. On February 16, 2017, the Company redeemed all Notes, which were outstanding as of that date, and retired the debt. As a result of this redemption, the Company recorded a $11.2 million loss associated with the early extinguishment of the debt, which consisted of a prepayment premium of $7.7 million, $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount.

Term Loan

Effective April 25, 2017, the Company entered into a $75.0 million term loan agreement (“Term Loan” and “Term Loan Agreement”), as Borrower with certain subsidiaries of the Company, as Guarantor Subsidiaries. Principal may be prepaid at any time during the term of the Term Loan without penalty. The Company incurred $2.0 million of debt issuance costs related to the Term Loan.

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

The Company was in compliance with all financial covenants under the Term Loan as of July 29, 2017.

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

The April 2017 ABL Facility allows for incremental borrowing capacity in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental borrowing capacity is subject to receiving additional commitments from lenders and certain other customary conditions. The April 2017 ABL Facility matures on April 25, 2022.

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

The April 2017 ABL Facility contains customary representations and warranties, affirmative and negative covenants, subject in certain cases to customary limitations, exceptions and exclusions. The April 2017 ABL Facility also contains certain customary events of default, which should such events occur, could result in the termination of the commitments under the April 2017 ABL Facility and the acceleration of all outstanding borrowings under it. The April 2017 ABL Facility contains a financial covenant restricting the Company from allowing its fixed charge coverage ratio to drop below 1.00 to 1.00 during a compliance period, which is triggered when the availability under the April 2017 ABL Facility falls below a threshold set forth in the credit agreement.

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of July 29, 2017.

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

Changes in the Company’s warranty liability consisted of the following (in thousands):

	Nine Months Ended
	July 29, 2017	July 30, 2016
Balance at beginning of period	$38,808	$28,453
Warranty provisions	21,534	18,615
Settlements made	(25,925)	(22,252)
Warranties for current year acquisitions	3,317	14,357
Changes in liability of pre-existing warranties	(2,655)	115
Balance at end of period	$35,079	$39,288

Accrued warranty is classified in the Company’s consolidated balance sheets as follows (in thousands):

	July 29, 2017	October 29, 2016
Current liabilities	$19,012	$22,693
Other long-term liabilities	16,067	16,115
Total warranty liability	$35,079	$38,808

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

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan covering substantially all of its employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $2.1 million and $1.6 million for the three months ended July 29, 2017 and July 30, 2016, respectively, and $5.8 million and $4.6 million for the nine months ended July 29, 2017 and July 30, 2016, respectively.

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

The ineffective portion of cash flow hedges, which is the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, or hedge components excluded from the assessment of effectiveness, is recognized immediately during the current period as a component of selling, general and administrative expenses in the Company’s consolidated statement of income.

A net amount of $0.1 million recorded as loss in accumulated other comprehensive income is expected to be reclassified to earnings within the next 12 months. The Company had forward foreign exchange contracts with a gross notional value of $11.3 million and $5.2 million as of July 29, 2017 and October 29, 2016, respectively, designated as cash flow hedges.

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

Note 12. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including shares of contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended July 29, 2017 and July 30, 2016:

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Basic weighted-average common shares outstanding	63,769,388	51,269,600	59,617,447	51,706,320
Dilutive stock options	1,751,220	231,840	1,670,652	426,400
Dilutive restricted stock units	8,083	—	13,137	—
Diluted weighted-average common shares outstanding	65,528,691	51,501,440	61,301,236	52,132,720

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and nine months ended July 29, 2017 and July 30, 2016:

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Anti-Dilutive Stock Options	—	1,128,000	—	1,260,000
Anti-Dilutive Restricted Stock Units	—	—	—	—
Anti-Dilutive Common Stock Equivalents	—	1,128,000	—	1,260,000

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

In connection with the IPO, the put option of employee-owned shares of common stock was eliminated, resulting in the reclassification of $35.4 million to additional paid-in capital and 1,607,760 contingently redeemable shares to common shares outstanding.

Note 14. Stock Compensation

In April 2010, the Company’s board of directors approved the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). Under the 2010 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2010 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2010 Plan allows acceleration of options upon certain events. The Company recognizes compensation expense for stock options, nonvested restricted stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2010 Plan. At July 29, 2017, the Company had 4,449,176 remaining shares available for issuance under the 2010 Plan. With the approval of the 2016 Plan (defined below), the Company will no longer issue share-based awards under the 2010 Plan.

In January 2017, the Company’s board of directors approved the REV Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Under the 2016 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2016 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2016 Plan allows acceleration of share awards upon certain events. The Company recognizes compensation expense for stock options, nonvested restricted stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2016 Plan. At July 29, 2017, the Company had 7,881,835 remaining shares available for issuance under the 2016 Plan.

During the three and nine months ended July 29, 2017, the Company recorded stock-based compensation expense of $0.3 million and $26.1 million, respectively, compared to $1.1 million and $12.3 million for the three and nine months ended July 30, 2016, respectively, as selling, general and administrative expenses in the Company’s consolidated statements of income.

Stock Option Awards: Stock options granted have a term of up to 10 years from the grant date. The vesting of these options are either immediate, upon a triggering event or over a period of time. Exercisability of the triggering event options is contingent upon the occurrence of a change in control of the Company, or in certain of the option grants, an initial public offering. The Company estimates the fair value of all stock option awards on the grant date by applying the Black-Scholes option-pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of stock compensation cost. As a result of the Company’s IPO in January 2017, 1.2 million of equity stock options immediately vested. The Company recorded stock compensation expense of $4.4 million resulting from the vesting of these stock options. As of July 29, 2017, the Company could potentially recognize $0.5 million of stock compensation expense if certain performance targets were met or were expected by management to be achieved. As of July 29, 2017, the Company had $1.9 million of unrecognized stock compensation expense related to time based vesting stock options.

During the three and nine months ended July 29, 2017, the Company recorded stock compensation expense of zero and $3.3 million, respectively, to redeem performance based stock options. During the three and nine months ended July 30, 2016, the Company recorded stock compensation expense of $0.3 million and $10.2 million, respectively, to redeem performance based stock options. The amount paid per share to redeem these stock options was equal to the fair value of the Company’s common stock on the date of redemption less the stock option exercise price.

As of July 29, 2017 and October 29, 2016, there were zero and 1,664,000 stock options outstanding, respectively, which were considered liability share awards as the underlying shares were eligible to be sold back to the Company as a result of put rights in the Shareholders Agreement, within a period of time which would not subject the shareholder to the risks and rewards of share ownership for a reasonable period of time. The fair value of the liability share awards was $0 and $9.1 million at July 29, 2017 and October 29, 2016, respectively. Concurrent with the Company’s IPO, the Company’s Shareholders Agreement was terminated, and as such the put rights from that agreement were no longer available to the Company’s shareholders. As such, the fair value of vested outstanding liability share awards were reclassified to additional paid-in capital during the first quarter of 2017. In addition, upon completion of the Company’s IPO, 1,528,000 of outstanding liability option awards were vested. The vested portion of these outstanding options was re-measured at fair value based upon the $22.00 per share price of the Company’s IPO. The accelerated vesting of the liability awards and remeasurement of the liability to the $22.00 per share price resulted in additional stock compensation expense of $16.2 million during the first quarter of fiscal 2017. The fair value of the liability share awards was $26.5 million on the date of the Company’s IPO.

Restricted Stock Units Awards: The Company has granted restricted stock units to certain employees and non-employee directors. During the second quarter of fiscal 2017, the Company granted 48,364 restricted stock units that will convert to common stock upon vesting. All restricted stock units granted during the second quarter of fiscal 2017 will vest based on the passage of time. The Company granted 43,575 units that will vest over four years for employees and 4,789 that will vest over one year for certain employees and non-employee directors. During the third quarter of fiscal 2017, the Company granted 73,101 restricted stock units that will convert to common stock upon vesting. All restricted stock units granted during the third quarter of fiscal 2017 will be vested based upon the achievement of certain performance measures in fiscal 2018 through fiscal 2020. The fair value of these awards was determined based on the stock price as of the date of the grant. As the performance-based restricted stock units are subject to vesting provisions based on operating income metrics the achievement of which have not been determined yet, those performance stock units are not included in the table below. These metrics will be established after the end of the current fiscal year.

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

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Stock Units Outstanding	Weighted-average grant date fair value per unit
Outstanding, October 29, 2016	—	—
Granted	48,364	$25.06
Vested	—	—
Cancelled/Expired	(3,300)	25.00
Outstanding, July 29, 2017	45,064	$25.06

Note 15. Restructuring Charges

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. The Company recognized $2.8 million of costs associated with this re-organization and office relocation, which included severance, lease termination and other associated expenses. At July 29, 2017, all of the restructuring costs were paid.

In the fourth quarter of fiscal year 2016, the Company implemented a strategic plan to relocate production of Goshen buses to its Salina, KS and Imlay City, MI facilities. Accordingly, $2.0 million of the costs associated with the relocation, including but not limited to personnel costs, severance and bonuses were recorded during the nine months ended July 29, 2017, and $0.7 million of such costs were recognized in fiscal year 2016. At July 29, 2017, a balance of $0.1 million of the restructuring costs remained unpaid.

In the third quarter of 2017, the Company restructured some of its management functions in its Commercial segment and in its Corporate office, and incurred personnel costs, including severance, vacation and other employee benefit payments of approximately $1.5 million. At July 29, 2017, a balance of $1.1 million of the restructuring costs remained unpaid.

A summary of the changes in the Company’s restructuring liability is as follows (in thousands):

	2016 Companywide	Goshen Bus	2017 Restructuring	Total
Balance at October 29, 2016	$567	$314	$—	$881
Expenses Incurred	—	1,996	1,483	3,479
Amounts Paid	(567)	(2,184)	(334)	(3,085)
Balance at July 29, 2017	$—	$126	$1,149	$1,275

Note 16. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company’s effective income tax rate was 38.1% and 28.6% for the nine months ended July 29, 2017 and July 30, 2016, respectively. The increase in the Company’s effective income tax rate for the nine months ended July 29, 2017 relative to the prior year relates primarily to a discrete adjustment to deferred income tax balances in the prior year. The effective income tax rate for the nine months ended July 29, 2017 as compared to the U.S. statutory income tax rate was favorably impacted by income tax incentives for U.S. manufacturing and research activities and negatively impacted by nondeductible business acquisition costs.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three and nine months ended July 29, 2017, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.9 million as of July 29, 2017 and October 29, 2016, respectively, and is included in other long-term liabilities in the Company’s consolidated balance sheets. During the next twelve months, it is reasonably possible that $1.1 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statement of income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 29, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 17. Commitments and Contingencies

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows (in thousands):

	July 29, 2017	October 29, 2016
Performance, bid and specialty bonds	$273,850	$156,972
Open standby letters of credit	7,131	6,151
Total	$280,981	$163,123

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records the inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. The Company’s contingent liability under such agreements for future chassis inventory purchases was $75.6 million and $77.6 million at July 29, 2017 and October 29, 2016, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $225.0 million and $213.7 million as of July 29, 2017 and October 29, 2016, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue into the future. The reserve for losses included in other liabilities on contracts outstanding at July 29, 2017 and October 29, 2016 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $0.6 million at July 29, 2017 and October 29, 2016. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and/or dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

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

Note 18. Related Party Transactions

During the three months ended July 29, 2017 and July 30, 2016, the Company reimbursed expenses of its primary equity holder in the amount of $0.1 million and $0.1 million, respectively. During the nine months ended July 29, 2017, and July 30, 2016, the Company reimbursed expenses in the amount of $0.4 million and $0.2 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.1 million and $0.1 million for the three months ended July 29, 2017, and July 30, 2016, respectively. Rent expense under these arrangements totaled $0.5 million and $0.4 million for the nine months ended July 29, 2017 and July 30, 2016, respectively.

The Company engages with an information technology, software and consulting company (the “IT Consulting Company”) in which the Company’s CEO has a material equity interest. The IT Consulting Company provides software development and installation to the Company. The Company made payments of $1.3 million and $1.1 million during the three months ended July 29, 2017 and July 30, 2016, respectively, and $2.7 million and $2.4 million during the nine months ended July 29, 2017 and July 30, 2016, respectively, to the IT Consulting Company. The amounts paid to the IT Consulting Company include payments which are made to another unrelated consulting company. Excluding the payments to this unrelated consulting company, the payments made to the IT Consulting Company were $0.5 million and $0.4 million during the three months ended July 29, 2017, and July 30, 2016, respectively, and $1.1 million and $1.0 million during the nine months ended July 29, 2017 and July 30, 2016, respectively. The Company’s CEO has recused himself from receiving any direct economic benefit from the payments made to the IT Consulting Company for the services rendered to the Company.

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

Commercial: This segment includes Collins Bus, Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc., Eldorado Mobility, Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc. and Eldorado Mobility, Inc. manufacture, market and distribute shuttle buses and mobility vans for transit, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

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

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision for income taxes, as adjusted for transaction expenses, sponsor expenses, restructuring costs, loss on early extinguishment of debt, and stock based compensation, which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP, but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to income before provision for income taxes is included below.

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

Selected financial information of the Company’s segments for the three months ended July 29, 2017 and July 30, 2016, is as follows (in thousands):

	Three Months Ended July 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$262,092	$154,421	$177,874	$1,215	$595,602
Net Sales—Intersegment	$—	$256	$3,184	$(3,440)	$—
Depreciation and amortization	$4,549	$2,363	$3,468	$1,158	$11,538
Capital expenditures	$1,483	$6,493	$1,700	$2,172	$11,848
Identifiable assets	$625,686	$272,603	$253,235	$94,558	$1,246,082
Adjusted EBITDA	$29,076	$12,872	$11,650	$(8,129)

	Three Months Ended July 30, 2016
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$218,144	$182,946	$127,148	$—	$528,238
Net Sales—Intersegment	$—	$—	$2,814	$(2,814)	$—
Depreciation and amortization	$2,760	$1,970	$1,617	$509	$6,856
Capital expenditures	$2,725	$925	$7,540	$2,810	$14,000
Identifiable assets	$458,393	$269,643	$164,319	$38,648	$931,003
Adjusted EBITDA	$19,075	$17,090	$5,843	$(8,545)

Selected financial information of the Company’s segments for the nine months ended July 29, 2017 and July 30, 2016, is as follows (in thousands):

	Nine Months Ended July 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$666,465	$444,166	$470,917	$2,307	$1,583,855
Net Sales—Intersegment	$—	$3,236	$9,666	$(12,902)	$—
Depreciation and amortization	$10,178	$6,041	$8,223	$2,369	$26,811
Capital expenditures	$9,053	$8,564	$3,860	$28,414	$49,891
Identifiable assets	$625,686	$272,603	$253,235	$94,558	$1,246,082
Adjusted EBITDA	$70,188	$35,708	$21,714	$(23,470)

	Nine Months Ended July 30, 2016
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$523,969	$499,760	$357,518	$—	$1,381,247
Net Sales—Intersegment	$—	$—	$8,186	$(8,186)	$—
Depreciation and amortization	$6,639	$6,051	$3,295	$1,130	$17,115
Capital expenditures	$6,634	$1,670	$2,661	$8,560	$19,525
Identifiable assets	$458,393	$269,643	$164,319	$38,648	$931,003
Adjusted EBITDA	$55,859	$37,268	$6,854	$(19,140)

Provided below is a reconciliation of segment Adjusted EBITDA to net income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Fire & Emergency Adjusted EBITDA	$29,076	$19,075	$70,188	$55,859
Commercial Adjusted EBITDA	12,872	17,090	35,708	37,268
Recreation Adjusted EBITDA	11,650	5,843	21,714	6,854
Corporate and Other Adjusted EBITDA	(8,129)	(8,545)	(23,470)	(19,140)
Depreciation and amortization	(11,538)	(6,856)	(26,811)	(17,115)
Interest expense, net	(4,560)	(7,364)	(15,453)	(20,828)
Transaction expenses	(503)	(196)	(2,742)	(1,581)
Sponsor expenses	(80)	(25)	(418)	(150)
Restructuring costs	(2,279)	(57)	(3,479)	(2,807)
Stock-based compensation expense	(314)	(1,052)	(26,131)	(12,298)
Non-cash purchase accounting	(1,913)	(697)	(3,123)	(697)
Loss on early extinguishment of debt	—	—	(11,920)	—
Income before provision for income taxes	$24,282	$17,216	$14,063	$25,365

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

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended July 30, 2016
	Increase (Decrease) in Fair Value of Derivatives	Other	Accumulated Other Comprehensive Loss
Balance at October 31, 2015	$58	$(84)	$(26)
Changes	(261)	184	(77)
Balance at July 30, 2016	$(203)	$100	$(103)

	Nine Months Ended July 29, 2017
	Decrease in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income (loss)
Balance at October 29, 2016	$(20)	$2	$57	$39
Changes	(448)	142	170	(136)
Balance at July 29, 2017	$(468)	$144	$227	$(97)

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

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 61% of our net sales during the third quarter of fiscal year 2017 came from products where we believe we hold such share positions.

During the third quarter of 2017, our net sales were $595.6 million, which were $67.4 million, or 12.8%, greater than the same period in the prior year. This increase in net sales was due to increases in our Fire & Emergency and Recreation segments. In our Fire & Emergency segment, we expect net sales to increase in fiscal 2017 at a rate slightly better than the sales percent increase for the overall company due to increased unit volume, as a result of the full year impact of the KME acquisition (net sales attributable to KME in fiscal 2016, which was acquired in April 2016, were $97.2 million), the acquisition of Ferrara Fire Apparatus (“Ferrara”), and strong end-market demand across both our fire and ambulance product lines. In our Commercial segment for fiscal 2017, we expect net sales to increase at a rate below the net sales percent increase for the entire company. In our Recreation segment, we expect net sales to increase in fiscal 2017 versus fiscal 2016 at a rate better than the net sales percent increase for the overall company as a result of higher unit sales volume in both Class A and Class C RV units due to end market demand growth, continued growth in market share across both RV classes and as a result of the Renegade and Midwest Automotive Designs (“Midwest”) acquisitions.

Gross profit and gross margin percentage were $78.0 million and 13.1%, respectively, during the third quarter of fiscal 2017, which were $14.1 million and 100 basis points higher than the third quarter of fiscal 2016. These improvements in gross profit and gross margin percentage were due to realized benefits from our ongoing sourcing initiatives, a more profitable mix of sales in our Fire & Emergency segment, lower cost of quality, and strategic pricing actions.

Selling, general and administrative expenses (“SG&A”) in the third quarter of fiscal 2017 were $40.6 million which is an increase of $5.1 million compared to the third quarter of fiscal 2016. This increase was primarily due to additional SG&A expenses from acquired companies.

Amortization of intangible assets was $5.1 million during the third quarter of fiscal 2017, compared to $2.5 million during the third quarter of fiscal 2016. The increase in amortization expenses was due primarily to the amortization of the intangible assets recorded as part of the acquisition of Renegade in December 2016 and the acquisition of Ferrara and Midwest in April 2017. As a result of these current year acquisitions, the Company anticipates the quarterly run rate for intangible asset amortization to approximate $5.0 to $5.5 million for the fourth quarter of fiscal 2017. This anticipated run rate for amortization expense may be adjusted in future periods pending the final completion of the detailed valuation of intangible assets acquired in these acquisitions.

Interest expense was $4.6 million in the third quarter of fiscal 2017, which is a decrease of $2.8 million compared to the third quarter of 2016. Interest expense during the quarter was comprised of interest for the Company’s term loan agreement (“Term Loan” and “Term Loan Agreement”), ABL Facility, chassis pool interest expense, and interest paid to customers for advance payments. We expect interest expense to be approximately $4.5 to $5.0 million for the fourth quarter of fiscal 2017.

Net income was $15.2 million in the third quarter of fiscal 2017, compared to net income of $13.1 million in the third quarter of fiscal 2016. Adjusted net income in the third quarter of fiscal 2017 was $21.9 million, which is a 36.3% increase over $16.0 million in the third quarter of fiscal 2016.

Diluted net income per common share was $0.23 for the third quarter of fiscal 2017 compared to $0.25 in the third quarter of fiscal 2016. Adjusted diluted net income per common share was $0.33 per share for the third quarter of fiscal 2017, which is a 7.1% increase from $0.31 in the third quarter of fiscal 2016 even with greater weighted average shares outstanding during the current year quarter versus the prior year. A reconciliation of net income to adjusted net income is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Adjusted EBITDA was $45.5 million during the third quarter of fiscal 2017, an increase of $12.0 million or 35.9%, from $33.5 million during the third quarter of fiscal 2016. This increase in Adjusted EBITDA was the result of acquisitions and higher net sales and gross profit from certain business segments. A detailed reconciliation of net income to Adjusted EBITDA is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Capital expenditures were $11.8 million in the third quarter of fiscal 2017, which were primarily comprised of expenditures for manufacturing facility equipment and improvements, new product tooling, ongoing ERP system implementation, and the continued rollout of our online parts sales infrastructure.

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

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Krystal Coach, Federal Coach, Champion and World Trans. We serve the terminal truck market through the Capacity brand, the sweeper market through the Lay-Mor brand and the mobility van market through the ElDorado Mobility brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), Type A school buses (small school bus built on commercial chassis), and mobility vans (mini-van converted to be utilized by wheelchair passengers). Within each market segment, we produce a large number of customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through six principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade and Midwest. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these six brands, REV provides a variety of highly recognized models such as: American Eagle, Dynasty, Discovery, Bounder and Pace Arrow, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), a line of heavy-duty special application trailers, and, as a result of the acquisition of Midwest, Class B RVs (motorhomes built out on a van chassis). The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. In December 2016, we acquired Renegade RV, a leader in the “Super C” segment of the RV market and producer of a line of heavy-duty special application trailers. In April 2017, we acquired Midwest, a leading producer of Class B RVs and custom luxury vans.

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

Stock Compensation Expense

As a result of our IPO, outstanding stock options which had previously been recorded as a liability on the Company’s balance sheet were reclassified to permanent equity. On the date of the IPO, vesting of 846,000 of these liability awards were accelerated, and there were 1,528,000 of vested liability option awards. All liability option awards were re-measured at fair value based upon the offering price of $22.00 per share. Also as a result of the IPO, the Company recorded stock compensation expense of $13.3 million due to the change in fair value of the liability option awards and $8.9 million due to stock options which immediately vested. The Company expects stock compensation expense to be approximately $0.3 to $0.5 million for the fourth quarter of fiscal 2017.

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

Adjusted EBITDA and Adjusted Net Income are not presentations made in accordance with GAAP, nor are they measures of financial condition or liquidity and they should not be considered as an alternative to net cash provided by (used in) operating activities or net income, respectively, for the period determined in accordance with GAAP. See “Adjusted EBITDA and Adjusted Net

Income” below for a discussion of our use of Adjusted EBITDA and Adjusted Net Income and reconciliations of these measures to their most directly comparable GAAP measure.

Results of Operations

Three Months Ended July 29, 2017 Compared with Three Months Ended July 30, 2016

	Three Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$595,602	$528,238	$67,364	12.8%
Cost of sales	517,597	464,285	53,312	11.5%
Gross profit	78,005	63,953	14,052	22.0%
Operating Expenses:
Selling, general and administrative	40,576	35,481	5,095	14.4%
Research and development costs	1,199	1,330	(131)	(9.8)%
Restructuring	2,279	57	2,222	n/m
Amortization of intangible assets	5,109	2,505	2,604	104.0%
Total operating expenses	49,163	39,373	9,790	24.9%
Operating income	28,842	24,580	4,262	17.3%
Interest expense, net	4,560	7,364	(2,804)	(38.1)%
Income before provision for income taxes	24,282	17,216	7,066	41.0%
Provision for income taxes	9,091	4,136	4,955	119.8%
Net income	$15,191	$13,080	$2,111	16.1%
Adjusted EBITDA	$45,469	$33,463	$12,006	35.9%
Adjusted Net Income	$21,850	$16,030	$5,820	36.3%

Net Sales. Consolidated net sales were $595.6 million for the three months ended July 29, 2017, an increase of $67.4 million, or 12.8%, from $528.2 million for the three months ended July 30, 2016. The increase in consolidated net sales was primarily due to an increase in net sales of $50.7 million and $43.9 million in the Recreation and Fire & Emergency segments, respectively, offset by a decrease in net sales of $28.5 million in the Commercial segment. The increase in net sales in the Recreation segment was primarily due to higher unit sales volumes of legacy Class A and Class C recreational vehicles as well as net sales from acquired companies. The increase in Fire & Emergency segment net sales was primarily due to higher unit sales at the Company’s legacy fire apparatus and ambulance businesses plus net sales from Ferrara, which was acquired in April 2017, and higher average selling prices for both fire trucks and ambulances. The decrease in Commercial segment net sales was primarily due to lower shuttle bus unit volume compared to the prior year period. Excluding the impact of acquisitions, consolidated net sales decreased $2.2 million or 0.4% compared to the prior year period.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 86.9% for the three months ended July 29, 2017 as compared to 87.9% for the three months ended July 30, 2016. The decrease in consolidated cost of sales as a percentage of net sales was primarily due to net reductions in the costs of materials resulting from specific sourcing initiatives and lower cost of quality. In addition, cost of sales in the third quarter 2017 was lower as a percent of net sales due to higher average selling prices for certain vehicle classes.

Gross Profit. Consolidated gross profit was $78.0 million for the three months ended July 29, 2017, an increase of $14.1 million, or 22.0% from $64.0 million for the three months ended July 30, 2016. Consolidated gross profit, as a percentage of net sales, was 13.1% and 12.1% for the three months ended July 29, 2017 and July 30, 2016, respectively. The increase in gross profit, as a percentage of net sales, was due to the combination of higher average selling prices, better mix of Commercial vehicle sales, and lower cost of sales described above.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $40.6 million for the three months ended July 29, 2017, an increase of $5.1 million, or 14.4%, from $35.5 million for the three months ended July 30, 2016. Selling, general and administrative expenses, as a percentage of net sales, were 6.8% and 6.7% for the three months ended July 29, 2017 and July 30, 2016, respectively. The increase in selling, general and administrative expenses was due primarily to additional expenses from acquired companies.

Research and Development. Consolidated research and development costs were $1.2 million for the three months ended July 29, 2017, a decrease of $0.1 million, or 9.8% from $1.3 million for the three months ended July 30, 2016.

Restructuring. Consolidated restructuring costs were $2.3 million for the three months ended July 29, 2017, compared to $0.1 million for the three months ended July 30, 2016. Restructuring expenses in the current year quarter represent costs incurred to restructure some of our management functions in the Commercial segment and in our Corporate office. Costs incurred in the current year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments.

Amortization of Intangible Assets. Consolidated amortization of intangible assets was $5.1 million for the three months ended July 29, 2017, compared to $2.5 million for the three months ended July 30, 2016. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisition of Renegade in December 2016 and Midwest and Ferrara in April 2017.

Interest Expense. Consolidated interest expense was $4.6 million for the three months ended July 29, 2017, a decrease of $2.8 million, or 38.1% from $7.4 million for the three months ended July 30, 2016. Interest expense decreased primarily due to the repayment of our Notes in February 2017 with the net proceeds from our IPO.

Income Taxes. Consolidated income tax expense was $9.1 million for the three months ended July 29, 2017, an increase of $5.0 million from $4.1 million of tax expense for the three months ended July 30, 2016, respectively. The effective income tax rate was 37.4% and 24.0% for the three months ended July 29, 2017 and July 30, 2016, respectively. The increase in the Company’s effective income tax rate relative to the prior year relates primarily to a discrete adjustment to deferred income tax balances in the prior year quarter.

Net Income. Consolidated net income was $15.2 million for the three months ended July 29, 2017, an increase of $2.1 million, or 16.1% from a net income of $13.1 million for the three months ended July 30, 2016.

Adjusted Net Income. Consolidated Adjusted Net Income was $21.9 million for the three months ended July 29, 2017, an increase of $5.8 million, or 36.3% from $16.0 million for the three months ended July 30, 2016.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $45.5 million for the three months ended July 29, 2017, an increase of $12.0 million, or 35.9%, from $33.5 million for the three months ended July 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit, offset partially by an increase in selling, general and administrative expenses. Excluding the impact of acquisitions, consolidated Adjusted EBITDA increased 19.2% compared to the prior year period.

Fire & Emergency Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$262,092	$218,144	$43,948	20.1%
Adjusted EBITDA	29,076	19,075	10,001	52.4%

Net Sales. Fire & Emergency (“F&E”) segment net sales were $262.1 million for the three months ended July 29, 2017, an increase of $43.9 million, or 20.1%, from $218.1 million for the three months ended July 30, 2016. Net sales of fire apparatus increased $38.3 million, due to increased unit sales in the segment’s organic fire apparatus businesses, net sales of $30.7 million from Ferrara, which was acquired in April 2017, and a greater mix of higher content fire apparatus, compared to the prior year period. Net sales of ambulances units increased $5.6 million compared to the prior year period due to a greater mix of higher content Type I and Type III vehicles, offset slightly by the impact of a chassis recall, which delayed delivery of several vehicles into our fourth quarter. Excluding the impact of net sales from acquired companies, Fire & Emergency segment net sales increased 6.1% compared to the prior year period.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $29.1 million for the three months ended July 29, 2017, an increase of $10.0 million, or 52.4%, from $19.1 million for the three months ended July 30, 2016. The increase in Adjusted EBITDA was due to higher organic sales volumes, increased volume of higher content fire apparatus, operational improvements at acquired companies, net sales from Ferrara, as well as purchased material savings. These increases were partially offset by increased selling, general, and administrative expenses from Ferrara. Excluding the impact of acquisitions, Fire & Emergency segment Adjusted EBITDA increased 42.8% compared to the prior year period.

Commercial Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$154,421	$182,946	$(28,525)	(15.6)%
Adjusted EBITDA	12,872	17,090	(4,218)	(24.7)%

Net Sales. Commercial segment net sales were $154.4 million for the three months ended July 29, 2017, a decrease of $28.5 million, or 15.6%, from $182.9 million for the three months ended July 30, 2016. The decrease in net sales was due primarily to a decrease in shuttle bus units sold compared to the prior year period. In addition, sales of Type A buses were slightly lower than the prior year due to a vendor chassis recall, which delayed delivery of several vehicles into our fourth quarter. Lower unit sales volumes were partially offset by higher average realized pricing compared to the prior year period in certain Commercial vehicle businesses.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $12.9 million for the three months ended July 29, 2017, a decrease of $4.2 million, or 24.7%, from $17.1 million for the three months ended July 30, 2016. This decrease was due to reduced volumes of shuttle bus units sold compared to the prior year, which was offset by lower selling, general and administrative expenses.

Recreation Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$177,874	$127,148	$50,726	39.9%
Adjusted EBITDA	11,650	5,843	5,807	99.4%

Net Sales. Recreation segment net sales were $177.9 million for the three months ended July 29, 2017, an increase of $50.7 million, or 39.9%, from $127.1 million for the three months ended July 30, 2016. The increase in net sales was due to an increase in unit volume and higher average selling prices. The increase in unit volume was due to an increase in organic Class A and Class C units sold compared to the prior year period. The increase in average selling prices was due primarily to product mix and strategic pricing actions. Net sales of acquired companies were $38.9 million during the three months ended July 29, 2017. Excluding the impact of net sales from acquired companies, Recreation segment net sales increased 9.3% compared to the prior year period.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $11.7 million for the three months ended July 29, 2017, an increase of $5.8 million, or 99.4%, from $5.8 million for the three months ended July 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit, offset by an increase in selling, general and administrative expenses from acquired companies. The increase in gross profit was due to higher unit sales volumes, lower cost of materials, lower cost of quality and higher average selling prices. Excluding the impact of acquisitions, Recreation segment Adjusted EBITDA increased 35.4% compared to the prior year period.

Nine months ended July 29, 2017 compared with the nine months ended July 30, 2016

	Nine Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$1,583,855	$1,381,247	$202,608	14.7%
Cost of sales	1,385,485	1,223,635	161,850	13.2%
Gross profit	198,370	157,612	40,758	25.9%
Operating Expenses:
Selling, general and administrative	139,678	97,901	41,777	42.7%
Research and development costs	3,360	3,763	(403)	(10.7)%
Restructuring	3,479	2,807	672	23.9%
Amortization of intangible assets	10,417	6,948	3,469	49.9%
Total operating expenses	156,934	111,419	45,515	40.9%
Operating income	41,436	46,193	(4,757)	(10.3)%
Interest expense, net	15,453	20,828	(5,375)	(25.8)%
Loss on early extinguishment of debt	11,920	—	11,920	—
Income before provision for income taxes	14,063	25,365	(11,302)	(44.6)%
Provision for income taxes	5,362	7,254	(1,892)	(26.1)%
Net income	$8,701	$18,111	$(9,410)	(52.0)%
Adjusted EBITDA	$104,140	$80,841	$23,299	28.8%
Adjusted Net Income	$46,677	$34,233	$12,444	36.4%

Net Sales. Consolidated net sales were $1,583.9 million for the nine months ended July 29, 2017, an increase of $202.6 million, or 14.7%, from $1,381.2 million for the nine months ended July 30, 2016. The increase in consolidated net sales was primarily due to an increase in net sales of $142.5 million and $113.4 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $55.6 million in the Commercial segment. The increase in Fire & Emergency segment net sales were due to $104.1 million of incremental net sales from acquired companies, higher fire apparatus unit volumes, and higher average selling prices for both fire trucks and ambulances. The increase in net sales in the Recreation segment was primarily due to higher unit sales volumes of Class A and Class C vehicles, and $66.9 million of incremental net sales from acquired companies. The decrease in Commercial segment net sales was primarily due to lower shuttle bus unit volume compared to the prior year period. Excluding net sales from acquired companies, net sales for the first nine months of fiscal 2017 increased $23.7 million or 1.7% compared to the same period in the prior year.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 87.5% for the nine months ended July 29, 2017 as compared to 88.6% for the nine months ended July 30, 2016. The decrease in consolidated cost of sales, as a percentage of net sales, was primarily due to net reductions in the costs of materials resulting from specific sourcing initiatives, lower cost of quality, and the benefits of higher production volumes. In addition, cost of sales in the nine months ended July 29, 2017, were lower as a percent of net sales due to strategic pricing initiatives for certain vehicle classes.

Gross Profit. Consolidated gross profit was $198.4 million for the nine months ended July 29, 2017, an increase of $40.8 million, or 25.9% from $157.6 million for the nine months ended July 30, 2016. Consolidated gross profit, as a percentage of net sales, was 12.5% and 11.4% for the nine months ended July 29, 2017 and July 30, 2016, respectively. The 111 basis points increase in gross profit, as a percentage of net sales, was due to the combination of higher net sales and lower cost of sales described above.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $139.7 million for the nine months ended July 29, 2017, an increase of $41.8 million, or 42.7%, from $97.9 million for the nine months ended July 30, 2016. Selling, general and administrative expenses, as a percentage of net sales, were 8.8% and 7.1% for the nine months ended July 29, 2017 and July 30, 2016, respectively. The increase in selling, general and administrative expenses was due primarily to increased stock-based compensation expense as a result of our IPO, expenses from acquired companies and higher employee payroll and benefit costs compared to the prior year. Selling, general and administrative expenses for the nine months ended July 29, 2017 included $26.1 million of stock-based compensation expense. The year-to-date compensation expense is made up of $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million related to the redemption of performance-based stock options.

Research and Development. Consolidated research and development costs were $3.4 million for the nine months ended July 29, 2017, a decrease of $0.4 million, or 10.7% from $3.8 million for the nine months ended July 30, 2016.

Restructuring. Consolidated restructuring costs were $3.5 million for the nine months ended July 29, 2017, compared to $2.8 million in the nine months ended July 30, 2016. In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production facility from Salina, Kansas to Longview, Texas. Restructuring expenses in the current year represent costs incurred to restructure some of the Company’s management functions in the Commercial segment and in our Corporate office. Costs incurred in the current year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments.

Amortization of Intangible Assets. Consolidated amortization of intangible assets was $10.4 million for the nine months ended July 29, 2017, compared to $6.9 million for the nine months ended July 30, 2016. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisition of KME in April 2016, Renegade in December 2016 and Midwest and Ferrara in April 2017.

Interest Expense. Consolidated interest expense was $15.5 million for the nine months ended July 29, 2017, a decrease of $5.4 million, or 25.8% from $20.8 million for the nine months ended July 30, 2016, respectively. Interest expense decreased primarily due to the repayment of our Notes in February 2017 with net proceeds from our IPO.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $11.9 million for the nine months ended July 29, 2017, which includes losses recognized upon the redemption of our Notes in February 2017 and our April 2017 re-financing. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount resulting from the redemption of our Notes. Loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

Income Taxes. Consolidated income tax expense was $5.4 million for the nine months ended July 29, 2017, a decrease of $1.9 million from a $7.3 million expense for the nine months ended July 30, 2016, respectively. The effective income tax rate was 38.1% and 28.6% for the nine months ended July 29, 2017 and July 30, 2016, respectively. The increase in the Company’s effective income tax rate relates primarily to a discrete adjustment to deferred income tax balances in the prior year.

Net Income. Consolidated net income was $8.7 million for the nine months ended July 29, 2017, a decrease of $9.4 million, or 52.0% from net income of $18.1 million for the nine months ended July 30, 2016. This decrease in net income was due to the current year impact of various one-time items relating to our IPO and debt re-financings, offset by higher gross profit from increased net sales.

Adjusted Net Income. Consolidated Adjusted Net Income was $46.7 million for the nine months ended July 29, 2017, an increase of $12.4 million, or 36.4% from $34.2 million for the nine months ended July 30, 2016.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $104.1 million for the nine months ended July 29, 2017, an increase of $23.3 million, or 28.8%, from $80.8 million for the nine months ended July 30, 2016. The increase in Adjusted EBITDA was due to an increase in gross profit, resulting from higher net sales, lower manufacturing costs and the impact of acquisitions. Excluding acquisitions, consolidated Adjusted EBITDA increased 16.5% for the first nine months of fiscal 2017 compared to the first nine-months of fiscal 2016.

Fire & Emergency Segment

	Nine Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$666,465	$523,969	$142,496	27.2%
Adjusted EBITDA	70,188	55,859	14,329	25.7%

Net Sales. F&E segment net sales were $666.5 million for the nine months ended July 29, 2017, an increase of $142.5 million, or 27.2%, from $524.0 million for the nine months ended July 30, 2016. Net sales of fire apparatus increased $126.8 million due primarily to incremental net sales of $104.1 million from KME and Ferrara, which were acquired in April 2016 and April 2017, respectively, and a greater mix of high content fire apparatus, compared to the prior year period. Net sales of ambulance units increased $15.7 million compared to the prior year period due to an increased mix of higher content vehicles. Excluding the impact of net sales from acquired companies, Fire & Emergency segment net sales increased 5.8% compared to the prior year period.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $70.2 million for the nine months ended July 29, 2017, an increase of $14.3 million, or 25.7%, from $55.9 million for the nine months ended July 30, 2016. The increase in Adjusted EBITDA was primarily due to increased net sales from KME and Ferrara, mix shift toward higher content fire apparatus and modular ambulance vehicles, and operational improvements at KME, including lower material costs and manufacturing cost reductions, and strategic pricing initiatives. These Adjusted EBITDA increases were partially offset by an increase in selling, general and administrative expenses from acquired companies. Excluding the impact of acquisitions, Fire & Emergency segment Adjusted EBITDA increased 19.9% compared to the prior year period.

Commercial Segment

	Nine Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$444,166	$499,760	$(55,594)	(11.1)%
Adjusted EBITDA	35,708	37,268	(1,560)	(4.2)%

Net Sales. Commercial segment net sales were $444.2 million for the nine months ended July 29, 2017, a decrease of $55.6 million, or 11.1%, from $499.8 million for the nine months ended July 30, 2016. The decrease in net sales was due primarily to a decrease in shuttle bus units sold compared to the prior year period, partially offset by higher sales of transit buses and school buses compared to the prior year period. This was also partially offset by higher average realized pricing compared to the prior year period due to sales mix and strategic pricing initiatives.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $35.7 million for the nine months ended July 29, 2017, a decrease of $1.6 million, or 4.2%, from $37.3 million for the nine months ended July 30, 2016. The decrease in Adjusted EBITDA was primarily due to reduced shuttle bus unit volume compared to the prior year, which was offset by increased average realized pricing, and a shift in sales mix toward school buses, transit buses and terminal trucks.

Recreation Segment

	Nine Months Ended		Increase (Decrease)
($ in thousands)	July 29, 2017	July 30, 2016	$	%
Net sales	$470,917	$357,518	$113,399	31.7%
Adjusted EBITDA	21,714	6,854	14,860	216.8%

Net Sales. Recreation segment net sales were $470.9 million for the nine months ended July 29, 2017, an increase of $113.4 million, or 31.7%, from $357.5 million for the nine months ended July 30, 2016. The increase in net sales was due to an increase in organic unit volume and average selling prices as well as the impact of acquired companies. The increase in organic unit volume was due to an increase in both Class A and Class C units sold for the nine months ended July 29, 2017 compared to the prior year period. The increase in average selling prices was due to an improved mix of sales, compared to the prior year period, as well as strategic pricing actions. Net sales from acquired companies were $66.9 million during the nine months ended July 29, 2017. Excluding the impact of net sales from acquired companies, Recreation segment net sales increased 13.0% compared to the prior year period.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $21.7 million for the nine months ended July 29, 2017, an increase of $14.9 million, or 216.8%, from $6.9 million for the nine months ended July 30, 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit offset partially by an increase in selling, general and administrative expenses. The increase in gross profit was due to higher unit sales volumes, lower cost of materials, lower cost of quality, higher average selling prices resulting from product mix, and the impact of acquired companies. The increase in selling, general and administrative expenses was due primarily to expenses from acquired companies. Excluding the impact of acquisitions, Recreation segment Adjusted EBITDA increased 118.6% compared to the prior year period.

Backlog

Backlog represents orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment (in thousands):

			Increase (Decrease)
	July 29, 2017	October 29, 2016	$	%
Fire & Emergency	$580,602	$550,769	$29,833	5.4%
Commercial	254,772	226,067	28,705	12.7%
Recreation	116,151	80,420	35,731	44.4%
Total Backlog	$951,525	$857,256	$94,269	11.0%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration. Our businesses take orders from our dealers and end customers that are evidenced by a firm purchase order for delivery of one or many specialty vehicles with a given specification over a period of time. These firm orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the purchase order is received. We do not include verbal commitments or promised orders in our reported backlog. As of July 29, 2017, our backlog was $951.5 million compared to $857.3 million as of October 29, 2016. The increase in Fire & Emergency and Recreation backlogs were partially due to the current year acquisitions of Ferrara, Renegade and Midwest. We expect that a significant portion of our backlog will be produced and sold within the next 12 months following July 29, 2017.

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

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, cash dividends and additional expenses we expect to incur as a public company. However, we cannot assure you that our cash provided by operating activities and borrowings under our current ABL Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current ABL Facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Working capital at July 29, 2017 (defined as current assets (excluding cash) minus current liabilities (excluding current portion of long-term debt) was $358.1 million compared to $187.3 million at October 29, 2016. The increase in working capital was primarily due to incremental working capital from companies acquired in the current year, as well as the normal seasonal increase in accounts receivable and inventory compared to the prior year-end.

Long-term debt, excluding current maturities, at July 29, 2017 was $299.4 million compared to $256.0 million at October 29, 2016. Long-term debt increased primarily due to the increase in working capital described above, increased borrowings to fund the acquisitions of Renegade, Midwest and Ferrara and capital expenditures in the first nine months of 2017. In February 2017, the Company received net proceeds from the completion of its IPO in the amount of $253.6 million. These proceeds were used to redeem the remaining outstanding balance of our Notes as well as partially pay down the outstanding balance on our ABL Facility.

Cash Flow

The following table shows summary cash flows for the nine months ended July 29, 2017 and July 30, 2016 (in thousands):

	Nine Months Ended
	July 29, 2017	July 30, 2016
Net cash used in operating activities	$(59,982)	$(11,209)
Net cash used in investing activities	(211,069)	(67,617)
Net cash provided by financing activities	274,362	91,124
Net increase in cash and cash equivalents	$3,311	$12,298

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 29, 2017 was $60.0 million, compared to $11.2 million for the nine months ended July 30, 2016. The decrease in cash from operating activities for the nine months ended July 29, 2017, compared to the prior year period was primarily due to higher cash outflows for accounts payable and other liabilities and an increase in inventory, which was partially offset by increased operating income compared to the prior year period.

The higher cash outflows for accounts payable in the current year was due primarily to timing of payments to vendors and the management of vendor discount terms. Higher cash outflows for other liabilities in the nine months ended July 29, 2017, compared to the prior year period was partially due to higher management incentive bonus payments made in the first quarter of the current year versus the first quarter of fiscal 2016 related to the prior year performance. Also, cash outflows were higher due to the timing of income tax payments, which were $6.5 million greater in the first nine months of fiscal 2017 versus the same period in the prior year. The increase in inventory was due to increased sales volumes and the timing of vehicle production.

Excluding non-cash stock based compensation expense, operating income increased by $9.1 million in the nine months ended July 29, 2017 compared to the prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended July 29, 2017 was $211.1 million, compared to $67.6 million for the nine months ended July 30, 2016. The increase in net cash used in investing activities for the nine months ended July 29, 2017, compared to the prior year period, was primarily due to an increase in business acquisition activity and higher capital expenditures.  For the nine months ended July 29, 2017, the Company completed the acquisitions of Renegade, Midwest and Ferrara, compared to the prior year period, when the Company completed the acquisition of KME.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended July 29, 2017 was $274.4 million, which primarily consisted of net proceeds from our IPO offset by the use of those proceeds to redeem our Notes, and further net borrowings from our ABL Facility and Term Loan to support acquisitions and working capital requirements. Net cash provided by financing activities for the nine months ended July 30, 2016 was $91.1 million, and primarily consisted of net borrowings under our ABL Facility, offset by the repayment of debt assumed in the Hall-Mark Acquisition and payments to redeem common stock and stock options.

On August 31, 2017, the Company paid a cash dividend of $3.2 million.

On September 7, 2017, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the fourth quarter of fiscal year 2017. The dividend is payable on November 30, 2017 to holders of record as of October 31, 2017. Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

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

Contractual Obligations

The below table of material debt and lease commitments at October 29, 2016 summarizes the effect these obligations are expected to have on our cash flows in the future periods as set forth in the table below. The long-term debt and interest amounts have been updated to reflect our redemption in full of the Senior Notes on February 16, 2017, our termination of the ABL Facility and repayment in full of all outstanding loans thereunder and our entry into the Term Loan and the April 2017 ABL Facility on April 25, 2017, as described above under “–Liquidity and Capital Resources.” There have not been any material changes to the other line items listed below.

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt(a)	$188	$750	$750	$750	$750	$298,812	$302,000
Interest(b)	4,202	9,996	9,961	9,925	9,890	4,932	48,906
Operating leases	2,471	2,164	1,834	1,370	1,090	836	9,765
Purchasing obligations	1,687	—	—	—	—	—	1,687
Other	1,044	1,096	592	507	472	—	3,711
Total commitments(c)	$9,592	$14,006	$13,137	$12,552	$12,202	$304,580	$366,069

(a)	Includes estimated principal payments due under our Term Loan and the April 2017 ABL Facility as of July 29, 2017.
(b)	Based on interest rates in effect as of July 29, 2017.
(c)

Unrecognized tax benefits totaling $2.7 million as of October 29, 2016, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 17 to our 2016 audited consolidated financial statements appearing in the Company’s Form S-1 filed in connection with its IPO for disclosures regarding uncertain income tax positions under ASC Topic 740.

Senior Secured Notes

On February 16, 2017, we redeemed in full the outstanding aggregate principal amount of Senior Secured Notes with a portion of the proceeds from the IPO. The Company paid a prepayment premium of $7.7 million and accrued interest of $4.5 million as of the redemption date.

Term Loan

On April 25, 2017, we entered into a $75.0 million term loan (“Term Loan” or “Term Loan Agreement”), as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries. Principal may be prepaid at any time during the term of the Term Loan without penalty. The Company incurred $2.0 million in debt issuance costs related to the Term Loan. The Term Loan Agreement expires on April 25, 2022.

April 2017 ABL Facility

On April 25, 2017, we entered into a new $350.0 million ABL revolving credit agreement with a syndicate of lenders (the “April 2017 ABL Facility”). The April 2017 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $350.0 million. The total April 2017 ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The April 2017 ABL Facility expires on April 25, 2022.

Funds from the April 2017 ABL Facility were used to repay borrowings on the previous ABL Facility and to fund the Ferrara acquisition.

Principal may be repaid at any time during the term of the ABL Facility without penalty.

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of July 29, 2017.

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

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision for income taxes, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as net income, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Neither Adjusted EBITDA nor Adjusted Net Income is a measure defined by GAAP. The most directly comparable GAAP measure to EBITDA, Adjusted EBITDA and Adjusted Net Income is net income for the relevant period.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;

•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$15,191	$13,080	$8,701	$18,111
Depreciation and amortization	11,538	6,856	26,811	17,115
Interest expense, net	4,560	7,364	15,453	20,828
Provision for income taxes	9,091	4,136	5,362	7,254
EBITDA	40,380	31,436	56,327	63,308
Transaction expenses(a)	503	196	2,742	1,581
Sponsor expenses(b)	80	25	418	150
Restructuring costs(c)	2,279	57	3,479	2,807
Stock-based compensation expense(d)	314	1,052	26,131	12,298
Non-cash purchase accounting expense(e)	1,913	697	3,123	697
Loss on early extinguishment of debt (f)	—	—	11,920	—
Adjusted EBITDA	$45,469	$33,463	$104,140	$80,841

(a)	Reflects costs incurred in connection with business acquisitions.
(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(c)

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production from Salina, Kansas to Longview, Texas. Additionally, costs incurred in the current year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments.

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

(d)

Reflects expenses associated with stock-based compensation. For the nine months ended July 29, 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options. For the three and nine months ended July 30, 2016, stock based compensation expense includes $0.3 million and $10.2 million, respectively, related to the redemption of performance based stock options. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion our IPO. For this reason, following the completion of our IPO, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

(e)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(f)

Reflects losses recognized upon the redemption of our Notes in February 2017. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount. The loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

The following table reconciles net income to Adjusted Net Income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$15,191	$13,080	$8,701	$18,111
Amortization of intangible assets	5,109	2,505	10,417	6,948
Transaction expenses(a)	503	196	2,742	1,581
Sponsor expenses(b)	80	25	418	150
Restructuring costs(c)	2,279	57	3,479	2,807
Stock-based compensation expense(d)	314	1,052	26,131	12,298
Non-cash purchase accounting expense(e)	1,913	697	3,123	697
Loss on early extinguishment of debt(f)	—	—	11,920	—
Income tax effect of adjustments(g)	(3,539)	(1,582)	(20,254)	(8,359)
Adjusted Net Income	$21,850	$16,030	$46,677	$34,233

(a)	Reflects costs incurred in connection with business acquisitions.
(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(c)

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production from Salina, Kansas to Longview, Texas. Additionally, costs incurred in the current year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments.

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

(d)

Reflects expenses associated with stock-based compensation. For the nine months ended July 29, 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options. For the three and nine months ended July 30, 2016, stock based compensation expense includes $0.3 million and $10.2 million, respectively, related to the redemption of performance based stock options. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion our IPO. For this reason, following the completion of our IPO, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

(e)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(f)

Reflects losses recognized upon the redemption of our Notes in February 2017. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount. The loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

(g)	Income tax effect of adjustments using 36.5% effective tax rate for the three and nine months ended July 29, 2017 and July 30, 2016, respectively, except for certain transaction expenses.

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

Customer advances include amounts received in advance of the completion of vehicles or in advance of services being rendered. Such customer advances are recorded as current liabilities in our consolidated balance sheet until the vehicle is shipped or the service rendered.

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

Stock compensation expense for restricted and performance stock awards is recorded over the vesting period based on the grant date fair value of the awards. The grant date fair value is equal to the closing share price on the date of grant.

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

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies the guidance set forth in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the statements of operations as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 (the Company’s fiscal year 2017), and early adoption is permitted. In fiscal 2016, we adopted ASU 2015-03 and ASU 2015-15 and debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability for all periods presented. The adoption of ASU 2015-03 and ASU 2015-15 did not have a material effect our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the balance sheet classification of deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent in the classified balance sheet, rather than separating such deferred taxes into current and noncurrent amounts, as is required under current guidance. ASU 2015-17 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted, and may be applied either prospectively or retrospectively. We prospectively adopted ASU 2015-17 in the fourth quarter of fiscal year 2016 and therefore prior periods were not retrospectively adjusted. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended July 29, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended July 29, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

The following risks update and supplement the corresponding risk factors set forth under the heading “Risk Factors—Risks Relating to Our Common Stock and This Offering” in the Company’s Form S-1 filed in connection with its IPO.

Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management or directors, even if beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our Company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management or directors by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The parties to the Shareholders Agreement control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

●	we have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;
●	we have a compensation committee that is composed entirely of independent directors; and

●	we have a nominating and corporate governance committee that is composed entirely of independent directors.

We are utilizing these exemptions. As a result, we do not have a majority of independent directors on our Board of Directors. In addition, our compensation committee and our nominating and corporate governance committee do not consist entirely of independent directors or be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

Although our common stock is listed on the NYSE under the symbol “REVG,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline below the price at which you purchased our common stock, and you may not be able to sell your shares of our common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We cannot assure you that our stock price will not decline or not be subject to significant volatility in the future.

The market price of our common stock could be subject to significant fluctuations. The price of our stock may change in response to fluctuations in our operating results in future periods and may also change in response to other factors, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

●	market conditions in the broader stock market;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	introduction of new products or services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	sales, or anticipated sales, of large blocks of our stock;
●	additions or departures of key personnel;
●	legal, regulatory or political developments;
●	litigation and governmental investigations;
●	the size of our public float;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	changing economic conditions; and
●	exchange rate fluctuations.

In particular, we cannot assure you that you will be able to resell any of your shares of our common stock at or above the price at which you purchased our common stock, or at all. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 5, 2017, we had 63,870,095 shares of common stock outstanding. A significant portion of these shares outstanding, including the 14,375,000 shares of common stock sold in our IPO, may be resold in the public market immediately

(other than shares of our common stock that may be held or acquired by our directors, executive officers or affiliates, as that term is defined in the Securities Act). We also registered all shares of common stock that we may issue under our equity compensation plans—which means these shares can be freely sold in the public market upon issuance. Lastly, an entity controlled by AIP has entered into a loan agreement pursuant to which it pledged 19.5 million shares of our common stock to secure a margin loan under which it may draw up to $125.0 million. If the AIP-controlled entity were to default on its obligations under the loan and not timely post additional collateral, the lender would have the right to sell shares to satisfy the AIP-controlled entity’s obligation. Such an event could cause our stock price to decline.

We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.

Although we intend to continue to pay a quarterly dividend on shares of our common stock, to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the April 2017 ABL Facility and Term Loan Agreement. Moreover, because we are a holding company, our ability to pay dividends is dependent upon the financial results and cash flow of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Furthermore, Delaware law requires that our Board of Directors determine that we have adequate surplus prior to the declaration of dividends. While we do not currently believe that these restrictions will impair our ability to pay regular quarterly cash dividends, there can be no assurance that we will not need to reduce or eliminate the payment of dividends on our common stock in the future. Therefore, any return on investment in our common stock may be solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline. In addition, if securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our shares has been and will continue to be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our stock could decrease, which could cause our stock price and trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or make sell recommendations, or if our results of operations do not meet their expectations, our share price could decline.

We will continue to incur significant increased costs as a result of operating as a public company, and our management has been required to divert attention from operational and other business matters to devote substantial time to public company requirements.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and is making some activities more time-consuming and costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we currently have no internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our Board committees or as executive officers.

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

REV GROUP, INC.

Date: September 7, 2017	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: September 7, 2017	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer