Form 10-K
period 2017-10-31
REV Group, Inc.
filed 2017-12-21
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37999

REV Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3013415
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 East Kilbourn Avenue, Suite 2600 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 290-0190

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on April 28, 2017, was $493,134,020. The registrant’s common stock was not traded on April 29, 2017, the last day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

The number of shares of the Registrant’s Common Stock outstanding as of December 15, 2017 was 64,145,945.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 7, 2018, are incorporated by reference into Part III of this Report.

i

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of economic factors and adverse developments in economic conditions;
•	The seasonal nature of the markets in which we operate;
•	Disruptions in the supply of vehicle chassis or other critical materials;
•	Our ability to compete with other participants in the end markets we serve;
•	Our ability to successfully identify and integrate acquisitions;
•	Our business has certain working capital requirements, and a decline in operating results may have an adverse impact on our liquidity position;
•	The realization of contingent obligations;
•	Increases in the price of commodities or impact of currency value fluctuations on the cost or price of our products;
•	Our inability to successfully manage the implementation of a Company-wide enterprise resource planning system;
•	Our reliance on the performance of dealers;
•	The availability and terms of financing available to dealers and retail purchasers;
•	Our ability to retain and attract senior management and key employees;
•	Vehicle defects, delays in new model launches, recall campaigns, or increased warranty costs;
•	Cancellations, reductions or delays in customer orders;
•	The impact of federal, state and local regulations governing our products;
•	Unforeseen or recurring operational problems at any of our facilities and catastrophic events;
•	Federal and local government spending levels;
•	Our operations and the industries in which we operate are subject to governmental laws and regulations, including relating to environmental, health and safety matters;
•	The influence of AIP over us, including its contractual right to nominate a majority of our directors and other contractual rights;
•	Changes to tax laws or exposure to additional tax liabilities;
•	Failure to maintain the strength and value of our brands; and
•	Our being a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualifying for, and relying on, exemptions from certain corporate governance requirements.

ii

Website and Social Media Disclosure

We use our website (www.revgroup.com) and corporate Twitter account (@revgroupinc) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Securities and Exchange Commission (“SEC”) Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

None of the information provided on our website, in our press releases, public conference calls and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document that we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

iii

PART I

Unless otherwise indicated or the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “REV,” “we,” “us” and “our” refer to REV Group, Inc. and its consolidated subsidiaries.

Item 1. Business.

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base primarily in the United States through three segments: Fire & Emergency, Commercial and Recreation. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles (“RVs”) and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and estimate that approximately 63% of our net sales during fiscal year 2017 came from products where we hold such share positions.

In fiscal year 2017, we sold approximately 17,600 units and we currently have an estimated installed base of approximately 250,000 vehicles in operation. We believe this provides us with a competitive advantage and recurring replacement vehicle sales as many customers are brand-loyal and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. The specialty vehicle market is a complex and attractive market characterized by: (i) numerous niche markets with annual sales volumes generally between 3,000 and 25,000 units, (ii) highly customized vehicle configurations addressing unique customer applications and (iii) specialized customer bases and distribution channels (both dealer and direct). We believe the specialty vehicle market has historically been addressed primarily by smaller, less sophisticated companies, which has created an opportunity for market leadership by scaled and highly efficient producers such as REV. Under our current leadership, our focus on product innovation, life-cycle value leadership and operational improvement has strengthened our brands and market position while driving growth and expanding margins.

Our products are sold to municipalities, government agencies, private contractors, consumers and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 23% of our net sales in fiscal year 2017, with no single customer representing more than 5% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: rising municipal spending, a growing aged population, growing urbanization, growing student populations, the increasing popularity of outdoor and active lifestyles and the replacement of existing in-service vehicles including legislated replacements. In addition to these favorable underlying drivers of growth, we believe certain of our markets will benefit over the next several years from incremental demand created by the underinvestment in fleets following the 2008 recession. For example, as set forth in the charts below in “—Our Markets,” we estimate that the cumulative pent-up replacement demand in the fire and emergency market is approximately 17,500 units, which represents 179% of the total fire and emergency market unit sales volume in the United States and Canada in 2016. However, we cannot be certain as to the timing and extent to which the pent-up replacement demand may be released, as it is inherently uncertain and generally outside our control.

Our business model utilizes our unique scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and shortening delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments in areas including: procurement, engineering and product development, lean manufacturing, dealer management, pricing, and aftermarket parts sales. We believe our manufacturing and service network, consisting of 21 manufacturing facilities and 12 aftermarket service locations (called Regional Technical Centers or “RTCs”), provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, delivery costs and lead times, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, integration, and assembly activities, which require low levels of capital expenditures. Additionally, our business has a highly variable cost structure that results in operational flexibility, which when combined with low levels of capital expenditures, we believe can produce high returns on invested capital. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our ability to grow through acquisitions. We seek to make synergistic acquisitions that further enhance our existing market positions or enter REV into new, attractive product segments. In the past 11 years, we have successfully completed 14 acquisitions. We have demonstrated the ability to grow and enhance the earnings profile of acquired businesses by either consolidating acquired businesses into our existing plant footprint or by introducing REV processes and scale into the newly acquired businesses to drive profitable growth.

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. Beginning in 2014, our leadership team introduced several initiatives to accelerate growth and improve our profitability. These initiatives included: improving brand management, strengthening distribution, implementing a centralized enterprise-wide procurement strategy, growing adjacent and aftermarket products and services, improving production processes within our facilities, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

We have delivered strong financial and operating results from fiscal year 2015 to fiscal year 2017, as set forth below:

(1)

Net sales were $1,735 million, $1,926 million and $2,268 million for fiscal year 2015, fiscal year 2016 and fiscal year 2017, respectively, which represents a compound annual growth rate, or “CAGR,” of 14%;

(2)	We improved our operating performance, specifically:
•	Net income was $23 million, $30 million and $31 million for fiscal year 2015, fiscal year 2016 and fiscal year 2017, respectively, which represents a CAGR of 17%;
•	Adjusted Net Income was $34 million, $53 million and $76 million for fiscal year 2015, fiscal year 2016 and fiscal year 2017, respectively, which represents a CAGR of 49%;
•	Adjusted EBITDA was $90 million, $123 million and $163 million for fiscal year 2015, fiscal year 2016 and fiscal year 2017, respectively, which represents a CAGR of 34%; and
(3)	We drove approximately 6 basis points, 139 basis points and 197 basis points of expansion in our net income, Adjusted Net Income and Adjusted EBITDA margins, respectively.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional information regarding our non-GAAP measures, including a reconciliation of these measures to their most directly comparable GAAP measure.

During fiscal year 2017, the Company changed its fiscal year end from the last Saturday to the last calendar day in October of each year. Going forward the Company’s fiscal quarters will end on the last day of January, April, July and October.

Our Products and Markets

We primarily sell new specialty vehicles which we design, engineer and manufacture in our production facilities. We are also focused on growing our higher gross margin aftermarket business which consists of parts sales, service and other ancillary revenue opportunities generated by our installed base of approximately 250,000 vehicles. We believe the majority of our new vehicle sales represent the replacement of in-service vehicles which are past their useful life, with additional sales derived from fleet expansions, new customers and adjacent product introductions.

The following charts show a breakdown of our net sales for fiscal year 2017:

The following chart sets forth summary information regarding our primary product line categories and end markets for our segments:

	Fire & Emergency	Commercial	Recreation
Overview

The Fire & Emergency segment manufactures a wide range of fire apparatus and ambulance products. Fire & Emergency products are sold to municipal fire departments, EMS providers, and private fleets, typically purchasing through dealers.

The Commercial segment manufactures transit and shuttle buses, Type A school buses, mobility vans and other specialty vehicles including sweepers and terminal trucks distributed both through dealers and direct. Commercial products are sold to municipalities, schools, and commercial and industrial customers.

The Recreation segment manufactures motorized RV products sold to brand-loyal, repeat customers who purchase through dealers.

Selected Products

Principal Brands	Fire Apparatus	Buses

Specialty

Ambulance

Estimated Addressable Market Size(1)	~$3 billion	~$5 billion	~$6 billion

Estimated Addressable Market Units(1)	Ambulance: ~6,300 Fire Apparatus: ~4,300	Type A School Bus: ~8,100 Cutaway Bus: ~14,800 Transit Bus: ~4,900 Mobility Vans: ~36,900 Terminal Trucks and Sweepers: ~7,600	Class A: ~22,700 Class B: ~4,100 Class C: ~28,000
Estimated REV Market Share by Units(1)	~44%	~12%	Class A – ~14% Class B – ~12% Class C – ~2%

Fiscal Year 2017 Net Sales(2)	$984 million	$629 million	$673 million

Market Positions for Selected Products	#1 in Ambulance #2 in Fire Apparatus	#1 in Type A School Bus #1 in Small & Medium Size Commercial Bus #2 in Terminal Trucks #1 in Light Broom Sweepers	14% Class A market share as of October 31, 2017 representing a 100 basis point increase from 2016.

Selected Customers and Dealers

(1)	Based on 2016 industry market volumes in the United States and Canada. Estimated REV market share by units includes units sold by acquired companies in fiscal year 2017.
(2)	Does not reflect the elimination of intersegment sales of approximately $22.3 million in fiscal year 2017. Includes sales by acquired companies in fiscal year 2017.

Our Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) and Ferrara brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry and customers often buy more than one REV Fire & Emergency product line. In April 2017, we acquired Ferrara, a leader in custom fire apparatus and rescue vehicles.

Fire & Emergency Product	Description/Application
Pumper / Tanker

•       Most standard fire apparatus found in fire department fleets

•       Transports firefighters to the scene of an emergency

•       Onboard pump and water tank for immediate water supply upon arrival on scene to fight fires

•       Connects to more permanent water sources such as fire hydrants or water tenders for continuous firefighting capability

Aerial

•       Transports firefighters to the scene of an emergency and supports fire suppression

•       Facilitates access or egress of firefighters and fire victims at height using a large telescopic ladder

•       Ladder is mounted on a turntable on a truck chassis allowing it to pivot around a stable base to transport firefighters and fire suppression to the scene

•       Typically contains a pump, provides a high-level water point for firefighting via elevated master water stream

•       Provides a platform from which tasks such as ventilation or overhaul can be executed

ARFF

•       Transports firefighters to the scene of an airport emergency

•       Highly specified (by the F.A.A.) fire engine designed for use at global airfields where F.A.A. regulated commercial planes land to assist with potential aircraft accidents

•       Has the ability to move on rough terrain outside the runway and airport area and provides large water capacity and a foam tank

•       Able to deliver a fire suppression chemical foam stream to the scene, which “flattens” the fire faster

•       Capability to reach an airplane quickly and rapidly extinguish large fires involving jet fuel

Ambulance Type I

•       Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

•       Patient compartment structural aluminum “box” mounted on a heavy truck chassis and used primarily for advanced life support and rescue work

•       Provides out of hospital medical care to the patient at the scene or while in transit

Ambulance Type II

•       Transports paramedics and other emergency support technicians to the scene of an emergency

•       Van-based ambulance with relatively fewer ambulance modifications and containing relatively less medical equipment than Type I or Type III ambulances

•       Used for basic life support and to transfer of patients that require only basic life support services to a hospital or between places of medical treatment

Ambulance Type III

•       Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

•       Patient compartment structural aluminum “box” mounted on a cut-away van chassis and has the same use and application as a Type I ambulance

Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Krystal Coach, Federal Coach, Champion and World Trans. We serve the terminal truck market through the Capacity brand, the sweeper market through the Lay-Mor brand and the mobility van market through our recently recast Revability brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), Type A school buses (small school bus built on commercial chassis), and mobility vans (mini-van converted to be utilized by wheelchair passengers). Within each market segment, we produce a large number of customized configurations to address the diverse needs of our customers.

Commercial Product	Description/Application
Transit Bus

•       Type of bus used on shorter-distance public transport routes to move passengers from place to place. Distinct from all-seated coaches used for longer-distance journeys and smaller minibuses

•       Operated by publicly-run transit authorities or municipal bus companies, as well as private transport companies on a public contract or on a fully independent basis

•       Often built to operator specifications for specific transport applications

•       First type of bus to benefit from low-floor technology in response to demand for equal access public service

Shuttle Bus

•       Transports passengers between two fixed points

•       Facilitates short- or medium-distance journeys, such as airport shuttle buses

•       Commonly used in towns or cities with multiple terminal train stations or bus stations, for passenger interconnections

•       Passenger compartment mounted on a van or truck-style chassis typically with short-term luggage storage capability

Type A School Bus

•       Transports students, typically children, to and from school, home and school events

•       Typically transports smaller numbers of passengers compared to the larger “Type C” or “Type D” school buses and is more economical in certain types of applications

•       Purpose-built vehicle distinguished from other types of buses by significant safety and design features mandated by federal and state regulations

•       Passenger compartment mounted on a van or truck-style chassis

Mobility Van

•       Minivan that is modified to increase the interior size and floor space of the vehicle and provide a means of wheelchair entry such as a ramp or a powered lift

•       Some include platform lifts that can be raised and lowered from inside the vehicle down to the ground outside to accommodate driver or passenger access

•       Provides access for a wheelchair user via side-entry or rear-entry configurations

Sweeper

•       Used in a variety of cleaning and preparation applications in road construction and paving industries

•       Typically used in street, highway or interstate construction projects

•       Applications use broom or push technology, as well as water cleaning capabilities

•       Some applications also include snow removal

•       Significant aftermarket parts such as sweeper brushes

Terminal Truck

•       Custom built tractor used to move trailers and containers within a cargo yard, warehouse facility or intermodal facility

•       Includes a single person cab offset to the side of the engine with a short wheelbase and rear cab exit

•       Some units have a fifth wheel with an integrated lifting mechanism that allows the semi-trailer landing legs to remain in the down position during movement enabling efficient movement

•       Steel side wall cab and floor construction for protection in harsh and dangerous work environments

Our Recreation segment serves the RV market through six principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade RV and Midwest Automotive Designs (“Midwest”). We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Prior to the 2008 recession, as segments of larger public companies, the American Coach, Fleetwood RV, Monaco Coach and Holiday Rambler brands generated over $2 billion of annual sales in each of the calendar years 2004 and 2005 and represented approximately 36% of the motorized RV market in calendar year 2005 and an even higher percentage share of just the diesel portion of the Class A market. Under all six brands, REV provides a variety of highly recognized models such as: American Eagle, Dynasty, Discovery, Bounder, Pace Arrow, Verona and Weekender, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), a line of heavy-duty special application trailers, and as a result of the acquisition of Midwest, Class B RVs (motorhomes built on a van chassis). The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs with a 14% market share of the motorized Class A RV market as of October 31, 2017, which is a 100 basis point improvement from 2016. We are focused on recapturing the significant market share which our principal brands enjoyed prior to 2008. In December 2016, we acquired Renegade RV, a leader in the “Super C” segment of the RV market and producer of a line of heavy-duty special application trailers. In April 2017, we acquired Midwest, a leading producer of Class B RVs and custom luxury vans.

Recreation Product	Description/Application
Class A Motorized RVs (Gas, Diesel)

•      Class A motorized RVs can be as long as 45 feet and are usually equipped with a rear master suite including a full bathroom and shower and many include a washer/dryer unit on board

•      Today’s Class A motorized RVs tend to have multiple slide outs (some can expand to a width of over 14 feet), large flat screen TV’s, surround sound systems and even dishwashers and ice machines

•      Keeps users comfortably on the road for long periods of time including comfortable sleeping accommodations and basement storage to carry ample supplies

•      Constructed on a commercial truck chassis, a specially designed motor vehicle chassis or a commercial bus chassis, a Class A motorized RV resembles a bus in design and has a flat or vertical front end with large forward windows

Class C Motorized RVs

•      Class C motorized RVs make use of a standard van or truck chassis as the driving portion of the RV, allowing better access to the cab portion from the outside, since there are entry doors on both sides

•      The house (or camper) portion of the RV extends over the cab area which commonly has a sleeping compartment or other uses such as storage or entertainment

•      Fewer amenities and living space compared to Class A motorized RVs while meeting requirements for comfortable living

•      A Class C motorized RV is equipped with a kitchen/dining area featuring a refrigerator/freezer, a propane range (sometimes with an oven), a microwave oven and a table with seating. It also has a lavatory with a bath/shower, one or more sleeping areas and additional seating towards the front. An air conditioner, water heater, furnace and outside canopy are also typically included

•      Class C motorized RVs often feature a towing hitch enabling the pulling of a light weight trailer for boats or a small car or truck

Class B Motorized RVs

•      Class B motorized RVs can range from 16 to 22 feet, are typically built on a automotive van chassis or panel-truck shells, and are built on several different gas or diesel chassis depending on the motorhome.

•      Class B motorized RVs drive more like the family car, are easier to park and maneuver, but also offer the comforts and conveniences of a home on the road.

•      Typically equipped with a “wet bath” configuration, which includes toilet, shower, and sink.

•      Fewer amenities than a Class A and Class C unit, the Class B will typically have seating for 6 to 8 people, a small kitchenette complete with refrigerator and microwave, and comes equipped with flat screen TV/surround sound, roof mounted A.C., and a smaller generator.

•      Limited sleeping capacity, typically a 2 person, overnight coach.

•      Class B motorized RVs have a broad appeal due to its versatility, and ease of driving. They are typically used for shorter overnight trips, older couples no longer wanting to drive a large coach, families involved in sports, tailgating, and even larger families in need of space for a primary driving vehicle.

To enhance our market-leading positions, we complement growth from strategic acquisitions with new product development across our three segments. New product development is primarily designed to provide our customers with high-quality products that have varied and unique feature sets and product capabilities at attractive price points. We introduced eight new products in fiscal year 2016 and have introduced 17 new products in fiscal year 2017. In addition to new product development, our businesses are continuously customizing and designing our vehicles to meet individual customers’ needs and applications. In our RV business specifically, our new model design cycle follows similar timelines as the automotive industry, whereby new models and configurations are introduced or upgraded annually.

Upon request, we facilitate financing for our dealers and end customers by providing them with access to our third-party bank partners. All such financing transactions are recorded on our bank partners’ balance sheets. We support these transactions under both non-recourse and recourse agreements with the banks, and in return, we earn a fee for arranging these transactions. We believe that offering customers finance options to purchase vehicles from us will help REV form a more complete relationship with our customers, help drive incremental vehicle sales and allow us to participate in finance revenue streams from third parties through arrangement fees.

Our Markets

We operate primarily in the United States in the fire and emergency, commercial and recreation markets. For fiscal year 2017 our net sales to international markets (including Canada) amounted to $84 million, representing approximately 4% of our overall net sales for the period. We sell internationally through dealers and agents to end markets that utilize U.S.-style chassis and product configurations. In December 2017, we also established a joint venture with China’s Chery Holding Group in Wuhu to manufacture RVs, ambulances and other specialty vehicles for distribution within China and select international markets. We and Chery will initially focus on RVs, with 6 models, and ambulances, with 3 models. The joint venture will also explore the development of other types of specialty vehicles. These products will be sold in China and internationally through Chery’s existing distribution network.  The first vehicles are targeted to be made available to the market in second half of 2018.

Fire and Emergency Markets

According to industry sources, there were approximately 10,600 fire apparatus and ambulance units shipped in 2016 in the United States and Canada, representing a 3% and 23% increase over the annual industry volumes for 2014 and 2011, respectively. Fire and emergency products are used by municipalities and private contractors to provide essential services such as emergency response, patient transport and fire suppression, among other activities. Nearly all fire apparatus and ambulances are customized in some form; however, they share many common production, sales and component attributes such as similar manufacturing and engineering processes, raw materials (aluminum, lights, wire harnesses, paint and coatings, among others), and dealer-based distribution channels. The sales prices for our fire and emergency products can vary considerably given their highly customized nature, but generally range from $160,000 to $650,000 for pumper trucks, $475,000 to $1,200,000 for aerial fire trucks and $65,000 to $350,000 for ambulances. Demand is driven primarily by the replacement of in-service fleets, as well as by factors such as a growing aged population and a growing overall population (driving increased patient transportation and emergency response needs), new real estate developments, taller buildings (requiring more aerial vehicles), international airport growth (requiring Federal Aviation Administration-specified ARFF vehicles), and higher municipal funding levels. Local tax revenues are an important source of funding for fire and emergency response departments in addition to Federal grant money and locally raised funding. We estimate that ambulances have useful lives of five to seven years and generally operate on a 24/7 schedule, driving significant annual mileage which ultimately creates a replacement or remount sale as their underlying chassis wears out. We estimate that pumper trucks and aerial fire trucks have useful lives of 10-12 years and 20-30 years, respectively, and that these fire apparatus vehicles become obsolete before they wear out due to the fact that technology continues to advance and the vehicles would otherwise have a long life span because they generally operate at lower levels of annual miles driven. We believe there is significant pent-up replacement demand for fire apparatus and ambulances as annual unit shipment levels since the 2008 recession have remained well below pre-recession averages. As set forth in the charts below, we estimate the cumulative pent-up replacement demand at approximately 17,500 units, which we believe is incremental to ongoing normalized levels of demand. However, we cannot be certain as to the timing and extent to which the pent-up replacement demand may be released, as it is inherently uncertain and generally outside our control.

Fire Apparatus	Ambulance
Unit Sales	Unit Sales

Source: Fire Apparatus Manufacturers’ Association, Management estimates	Source: National Truck Equipment Association—Ambulance Manufacturers Division, Management estimates

We believe that a growing aged population, longer life expectancy, urbanization and the increasing use of emergency vehicles for non-critical care transport are all positive trends for the ambulance market.

Commercial Markets

REV’s Commercial segment addresses a broad variety of products and end markets. The transit and shuttle bus market includes applications such as airport car rental and hotel/motel shuttles, paramedical transit vehicles for hospitals and nursing homes, tour and charter operations, daycare and student transportation, mobility vans for wheelchair users, and numerous other applications. According to industry sources, shipments of cutaway buses (those buses that are up to 35 feet in length) were approximately 14,800 units in 2017. We believe the commercial bus markets we serve will sustain positive long-term growth supported by growing levels of urbanization which will require increasing commercial bus usage, increased government transportation spending as shown in the chart below, an aging and growing U.S. population driving demand for shuttle buses and mobility vans, a necessary replacement cycle of public and private bus customers and the introduction of new bus products.

The demand for school buses is driven by the need for student transportation primarily in the United States and Canada. Within this market, we believe important demand drivers are the increasing number of students, the replacement cycle of in-service vehicles, substitution by private contract companies as the provider of student transportation from school districts (thus requiring the purchase of new buses) and legislated replacements. Insurance providers and state legislatures are increasingly requiring replacement of non-conforming vans which often drives a substitution purchase of our Type A product because of its numerous legislated safety features and benefits versus traditional van products. There are more than 14,000 school districts in the United States responsible for operating approximately 500,000 school buses. Approximately 19% of the school buses sold in 2016 were Type A buses, which we produce, and the remainder were Type B and C buses which we do not currently produce. The following chart shows the shuttle bus unit sales and U.S. school bus unit sales during the time periods shown below.

Shuttle Bus Unit Sales	U.S. School Bus Unit Sales
(in thousands)	(in thousands)
CAGR: 6.4%
Source: Management estimates and School Bus Fleet, School Bus Sales Report (2016)

Terminal truck demand is driven by replacement of in-service fleets, growth in trade and the increased use of intermodal freight services and warehouses. We anticipate ongoing growth in global trade will result in higher future intermodal freight traffic growth. Sweeper demand is also driven by replacement of in-service fleets by contractors and rental companies as well as growth in infrastructure and construction spending. Sweepers are used in various applications within the construction and road and highway infrastructure markets.

The sales prices for our bus and specialty vehicles can vary considerably, but generally range from $35,000 to $55,000 for Type A school buses, $40,000 to $190,000 for shuttle buses, $100,000 to $500,000 for transit buses and $25,000 to $165,000 for other specialty vehicles. We estimate that Type A school buses have useful lives of 8-10 years, that shuttle buses have useful lives of 5-10 years, that transit buses have useful lives of approximately 12 years and other specialty vehicles have useful lives of 5-7 years.

The following chart shows the estimated amount spent in 2011 by U.S. state and local governments and municipalities for transportation and the amount projected to be spent in 2016 and 2021, together with CAGRs calculated for the time periods shown below. The trends shown in this chart, however, are not a guarantee that similar growth in U.S. state and local transportation spending will continue.

U.S. State and Local Transportation Spending

(in billions)

Source: USGovernmentspending.com

Recreation Markets

The RV industry includes various types and configurations of both motorized and towable RVs of which we currently manufacture and sell Class A (diesel and gas), Class B (as a result of the acquisition of Midwest) and Class C motorized RVs. Motorized RVs are self-contained units built on motor vehicle chassis with their own lighting, plumbing, heating, cooking, refrigeration, sewage holding and water storage facilities. Class A RVs are generally constructed on medium-duty chassis which are supplied complete with engine and drivetrain components by major motor vehicle manufacturers. We then design, fabricate and install the living area and driver’s compartment of these motorized RVs. Class B RVs are built on a consumer van chassis with the entire living area contained within the existing van frame. Class C RVs are built on consumer truck or van chassis which include an engine, drivetrain and a finished cab section. In Class Cs we design, fabricate and install the living area to connect to the driver’s compartment and the cab section. Super Class C RVs are motorhomes built on a commercial truck or van chassis.

According to the RV Consumer Report from 2011, an industry report published by the University of Michigan, approximately nine million households in the United States own an RV. Motorized RVs are a consumer leisure purchase and therefore factors that drive demand include: consumer wealth (including the value of primary housing residences and the stock market level), consumer confidence, availability of financing and levels of disposable income. We believe end customers tend to be brand-loyal and repeat buyers who make decisions based on brand, quality, product configuration (primarily floorplan design, features and product styling), service availability and experience and price. Lifestyle trends are expected to support the growth of the RV market. We believe RVs are becoming more popular through increased interest in nature-based tourism and a growing preference for adventure travel among the growing urban populations. According to the Recreation Vehicle Industry Association, or RVIA, RV sales will continue to benefit from the aging “baby boomers” as more people enter the primary RV ownership age group of 55 to 70 years old. RVIA estimates that the number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010. In addition to the growth tied to aging demographics, there are approximately 45 million active U.S. campers, many of which are outside the aforementioned demographic, representing an opportunity to expand the RV customer base.

We believe the near-term RV industry outlook is positive. Year-over-year sales have increased for five years (2011 to 2016) and participation rates continue to grow, which demonstrates a long-term trend toward RV ownership. In 2016, shipments of motorized RVs were approximately 55,000 units, which is an increase of approximately 16% compared to 2015 according to RVIA. In particular, approximately 22,700 Class A RVs were shipped in 2016, which represents a volume level that is approximately 38% below the pre-2008 recession historical average of shipped units from 1989 to 2007. Further, this volume level is approximately 51% below the industry’s peak volume in 2004 when approximately 46,000 Class A RV units were shipped. Accordingly, we believe industry volumes of Class A RVs, where REV’s market position is strongest, can recover to be in line with, or in excess of, pre-2008 recession historical averages.

The sales prices for our RVs can vary considerably, but generally range from $65,000 to $600,000. We estimate that RVs have useful lives of 8-15 years.

Motorized RV North American Market Size

Units in 000s

RV Participation
U.S. Households that Own RVs (in millions)	RV Ownership % of U.S. Households

Source: University of Michigan Study (The RV Consumer in 2011),RVdailyreport.com and U.S. Census Bureau

Our Strengths

We believe we have the following competitive strengths:

Market Leader Across All Segments with a Large Installed Base— We believe we are a market leader in each of the fire and emergency, commercial and recreation vehicle markets. Approximately 63% of our net sales during fiscal year 2017 are in markets in which we believe we hold the first or second market share positions. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States. We also believe our Commercial segment is the #1 producer of small- and medium-sized commercial buses as well as Type A school buses in the United States. We believe we are also a leading producer of transit buses, terminal trucks, mobility vans and street sweepers. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs with a 14% market share as of October 31, 2017, which is a 100 basis point improvement from 2016. We are also a leader in high-end Class B RVs under the Midwest brand.

We estimate that the replacement value of our installed base of approximately 250,000 vehicles across our segments is approximately $36 billion, which we believe is a significant competitive advantage for both new unit sales and aftermarket parts and service sales, as brand awareness drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has its fleet of ambulances standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

Broad Product Portfolio and Well-Recognized Brands— Our product portfolio is comprised of high-quality vehicles sold under 29 well-established principal vehicle brands that in many instances pioneered their market segments. For example, the first Type A yellow school bus was developed and sold by Collins Bus and the first Type I ambulance was developed and sold by Horton. We believe our product portfolio represents the broadest product offering in our markets and enables us to attract and retain top dealers who in many instances sell multiple REV brands in their territories. Our vehicle platforms are highly customizable and can meet nearly all product specifications demanded by our customers. In each of the markets that we serve, we believe our brands are among the most recognized in the industry, representing performance, quality, reliability, durability, technological leadership and superior customer service.

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for products across all of our segments, as older demographics are a key demand driver for products such as emergency vehicles, mobility vans and RVs. In the Fire & Emergency segment, increasing legislated changes requiring shorter replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. Additionally, fire and emergency vehicle purchases fell below historical replacement rates following the 2008 recession, and we estimate the cumulative pent-up replacement demand is approximately 17,500 units, which represents 179% of the total unit sales volume in the United States and Canada in 2016. Our Commercial segment is poised to grow as a result of increasing urbanization within the United States which will require greater use of commercial buses. We believe demand for our school buses and our fire and emergency vehicles will grow with increasing state and local government spending. In addition, we believe our RV segment is poised for long-term growth driven by increased RV participation rates and market unit recoveries to historical average levels. Additionally, we believe the current U.S. camper base of 45 million people represents an opportunity to expand the RV customer base. Though our net sales are primarily derived from sales in the United States, similar positive market dynamics exist in other parts of the world providing an opportunity for future global growth in each of our segments. Only approximately 4% of our net sales in fiscal year 2017 were from sales to customers outside the United States.

Unique Scale and Business Model— As the only manufacturer of specialty vehicles across all three of our product segments and one of the largest participants in our markets by net sales, we enjoy a unique position relative to many of our competitors that we believe provides a competitive advantage and an enhanced growth profile. Many of our products contain similar purchased components, such as chassis, engines, lighting, wiring and other commodities which increase our leverage with and relevance to key suppliers. The operational processes across our different products are based on common elements, such as chassis preparation and production, body fabrication, product assembly and painting which allow us to develop best practices across our manufacturing system and implement those processes to drive operational efficiency. Our platform also allows us to leverage the combined engineering resources and product development resources from our broad network to bring new products, features and customer specific customization to market faster. Our business model makes us more desirable to our distribution channel partners as we are able to provide them with a full line of products to address our mutual customers’ needs across a wider variety of price and product feature elements which gives dealers the opportunity to sell to a larger customer base and grow their sales and earnings. Additionally, our scale allows us to more efficiently amortize investments in service locations, parts sales infrastructure and information technology tools, among others.

Business Model Produces Highly Attractive Financial Characteristics— Our core production processes are primarily design, engineering, component integration and assembly in nature, creating a business model that produces attractive financial characteristics such as a highly variable cost structure, low levels of maintenance capital expenditures as a percentage of net sales, attractive levels of return on invested capital and strong revenue visibility. Based on our historical results of operations, we estimate that across all three of our segments, approximately 83% of our cost of goods sold are comprised of direct materials (including chassis) and direct labor which are variable in nature because these costs are associated with the specific production of our vehicles in each period and therefore are adjusted within a given period based on production levels in that period. Our remaining cost of goods sold are comprised of certain indirect labor and overhead costs which are fixed or semi-variable in nature because these costs are not linked to specific vehicle volumes in a given period and the time required to adjust these levels of spending is longer and management decisions regarding these costs are made based on longer term trends and forecasts. In addition, our selling, general and administrative expenses are primarily comprised of salaried payroll expenses which we structure efficiently around the level of demand in our markets. Over the last three completed fiscal years, our capital expenditures, as a percentage of net sales, has totaled less than 2%. As a result of low levels of capital investments required and efficient use of working capital (including the taking of deposits in certain of our markets), we believe that our business produces attractive returns on invested capital. Finally, our business carries a high-quality backlog which enables strong visibility into future net sales which ranges from two to twelve months depending on the product and market. This visibility into future production needs and net sales enables us to more effectively plan and predict our business.

Experienced Consolidator with Proven Ability to Integrate Acquisitions and Drive Business Improvement— Throughout our history, we have complemented organic growth with strategic acquisitions, resulting in meaningful cost and commercial synergies and accelerated growth. Over the last ten years, we have completed 13 acquisitions across our Fire & Emergency, Commercial and Recreation segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, access to low cost capital and reputation as an active and effective strategic acquirer, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers within our existing markets as well as in new markets where we believe there would be synergies with REV. Our management team is highly experienced in integrating and improving the businesses we acquire, as evidenced by the improved financial performance of many of our acquisitions under our ownership. We believe all of these attributes position REV as an acquirer of choice in the specialty vehicles market.

The Evolution of REV

Experienced Management Team with Proven Track Record —Our management team has many years of industry experience, and a demonstrated track record of managing and growing publicly-traded industrial businesses. From fiscal year 2015 to fiscal year 2017, our management team has increased net income from $22.9 million to $31.4 million and Adjusted EBITDA from $90.1 million to $162.5 million, respectively, while expanding net income and Adjusted EBITDA margins approximately 6 basis points and 197 basis points, respectively, over the same period.

Our Growth Strategies

We plan to continue pursuing several strategies to grow our earnings, expand our market share and further diversify our revenue stream, including:

Drive Margin Expansion Through Controllable Operational Initiatives— Our focus on driving operational improvement initiatives across the organization has enabled the increase of our net income, Adjusted Net Income and Adjusted EBITDA margins by 6 basis points, 139 basis points and 197 basis points, respectively, from fiscal year 2015 to fiscal year 2017. Our initiatives have also resulted in improved safety results, as measured by the 25% decrease in our total recordable incident rate in fiscal year 2017 versus the prior fiscal year. We have achieved these improvements as a result of successfully implementing lean manufacturing initiatives across the organization, consolidating procurement functions, centralizing certain commercial decision making, reducing cost of quality, improving operational and safety performance and improving the total life-cycle value proposition for our customers. We believe we have established an enterprise-wide culture focused on continuous improvement, implementing measurable performance targets and sharing of best practices across the entire organization. Our Fire & Emergency segment had Adjusted EBITDA of $109 million in fiscal year 2017, which represents an Adjusted EBITDA margin of 11%, and we are targeting to further enhance Adjusted EBITDA margins in our Fire & Emergency, Commercial and Recreation segments over time. We continuously strive to identify and act on additional profitability improvement initiatives in many of our business units.

Develop Innovative New Customer Offerings— Due to the specific customer requirements for our products, we are continually enhancing and customizing our product offerings by introducing new features to enhance customer utility across a variety of price points. We seek to expand our addressable market by developing innovative products and services that extend our market leading combination of features, performance, quality and price to new customer bases, new markets or new segments of existing markets. We introduced eight new products in fiscal year 2016 and introduced 17 new products in fiscal year 2017. We believe our process of constant innovation will not only help us increase net sales but also achieve lower costs and generate higher margins as our new products are frequently designed to leverage existing procurement relationships and for ease of manufacturability. In addition, there are multiple natural product adjacencies where REV has valuable brand equity, leading technology and cost positions where we believe we can generate strong demand for new products. For example, we introduced the 100’ Metro Quint aerial fire truck under the E-ONE brand in the first half of fiscal year 2017 to address the larger municipal market with a 100’ aerial and shorter wheelbase which improves maneuverability, and a new M1 Ambulance under the Frontline brand in fiscal year 2016 to address a lower specification segment of the ambulance market. We introduced the Sabre terminal truck in fiscal year 2015, which provided a new cab design and feature set while improving manufacturability for REV as a result of improved design features such as a weldless frame. By delivering innovative new customer offerings and customizations, we believe we can grow our net sales and market share.

Enhance Sales and Distribution Model— We believe that we are an attractive specialty vehicle OEM partner for dealers due to the breadth and quality of our product offerings, our brand recognition, our ability to produce products at varied price and feature points, as well as our aftermarket support capabilities. We intend to continue to leverage this strength to enhance our distribution network through selectively adding dealers in new territories, strengthening dealers in our existing network and expanding our direct sales and service capabilities in targeted markets. Our goal is to partner with the leading dealers in each market and to provide the necessary resources to ensure our partner dealers can best position REV products to compete successfully within their regions. We will also continue to optimize our go-to-market channel strategy (e.g., distribution or direct sale) based on the specific market dynamics and customer composition by region. We have historically focused on customers within the United States; however, we believe there is demand internationally for our products and we also seek to expand our distribution globally.

Accelerate Aftermarket Growth— Our end users’ large in-service fleets create strong demand for aftermarket parts in order to keep vehicles running and to support their residual value. We estimate the size of our installed base’s aftermarket parts market opportunity to be approximately $800 million annually, with significant importance placed on timely parts availability given the high cost of vehicle downtime, and our total aftermarket parts net sales in fiscal years 2017, 2016 and 2015 were $77.4 million, $73.8 million and $68.9 million, respectively. We have formalized an aftermarket strategy and are investing in building out capabilities to take advantage of this significant, high margin opportunity across our segments. We have created a dedicated management team to oversee our aftermarket business, and are centralizing our aftermarket parts and services business to broaden market coverage and ensure parts availability while reducing lead time. We are establishing a web-based technology platform to provide our customers with real time data on parts availability and pricing. We also made substantial investments in our services network infrastructure including over $28 million in fiscal years 2015 through 2017, in the aggregate, for the establishment of new RTCs across the United States, development of our parts system infrastructure and the expansion of capacity across several existing service locations. In early fiscal year 2017, we announced a new service partnership with Ryder Systems, Inc. where our bus customers are able to leverage Ryder’s extensive maintenance network of over 800 service locations with a program designed to deliver nationwide vehicle maintenance services. We believe we are well positioned to provide the most extensive and integrated service support network to our end customers and dealer partners.

Pursue Value Enhancing Acquisitions— We seek to pursue acquisitions which enhance our existing market positions, gain us entry to new products or markets and achieve our targeted financial returns. We have a long history of acquisitions with 14 transactions completed over the past 11 years. Given our leadership positions within our markets and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to successfully identify, execute and integrate acquisitions while realizing synergies. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our aftermarket strategies and provide strong synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach, and simultaneously produce attractive financial returns.

Our Initial Public Offering

On January 26, 2017, we announced the pricing of an initial public offering (“IPO”) of shares of our common stock, which began trading on the New York Stock Exchange on January 27, 2017. On February 1, 2017, we completed the IPO of 12.5 million shares of common stock at a price of $22.00 per share. The Company received $275.0 million in gross proceeds from the IPO, or approximately $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO were used to partially pay down the Company’s existing debt. The Company redeemed the entire outstanding balance of its Senior Secured Notes (the “Notes”), including a prepayment premium and accrued interest, plus it partially paid down a portion of the then outstanding balance of its revolving credit facility. Immediately prior to closing of the IPO, the Company completed an 80-for-one stock split of its Class A common stock and Class B common stock and reclassified the Class A common stock and Class B common stock into a single class of common stock, which was the same class as the shares sold in the IPO.

Our Equity Sponsor

Our primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which we collectively refer to as “American Industrial Partners,” “AIP” or “our Sponsor” and which indirectly own approximately 52.7% of our voting equity as of December 15, 2017. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York, that has been investing in the industrial middle market for over 27 years. AIP invests when it believes it can significantly improve the underlying business’ performance through the implementation of an operating agenda to grow earnings and value—a “business building” investment strategy. As of October 31, 2017, AIP’s assets under management were $4.7 billion from three current funds on behalf of leading pension, endowment and financial institutions.

Distribution

We distribute either through our direct sales force or our well-established dealer network, consisting of approximately 700 dealers. Substantially all of our dealers are independently owned. Whether we sell directly to the customer or through a dealer depends largely on the product line and the customer base. We provide our direct sales force representatives and dealers with training on the operation and specifications of our products. We strive to keep our direct sales force representatives and dealers up to date on our product offerings and new features as well as market trends. We believe our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, which we believe enables us to develop expertise valued by our customers.

As one of the leaders in each of our markets, we believe our distribution network consists of many of the leading dealers within each segment. We believe our extensive dealer network has the ability to meet the needs of end customers with high to low value added products, such as vehicles, equipment, components and parts and services, at a variety of price points and order sizes. As a result, most of our dealers have sold our products for over a decade and are serving a well-established installed base of end customers, creating cost advantages and entrenched positions due to customer loyalty. We believe we are a key supplier to many of the leading customers in our markets, such as FDNY (ambulances and fire apparatus), AMR (ambulances), First Student (school buses), PACE (transit buses), Panama Port (terminal trucks) and Lazydays (RVs), among others. We also periodically assist our dealers in composing bid packages for larger opportunities that involve our product lines. We continue to grow and enhance our distribution network into underserved areas. In addition, we evaluate export opportunities from time to time in select international markets through our direct sales force and our established international dealerships and agents.

Fire & Emergency Segment

We sell our ambulances through internal direct sales personnel and a national independent dealer network. The direct sales force is responsible for establishing new accounts and servicing existing customers in California, Florida, Ohio and other selected markets across the United States. Approximately 50 dealers cover our domestic market sales and we believe most hold a leading position in ambulance sales in their respective regions, providing us with a significant competitive advantage. In addition, we export to most of the international markets that utilize a United States style chassis such as certain countries in the Middle East and Latin America.

Our fire apparatus business uses its direct sales force and its dealer network comprised of approximately 80 dealers in the United States and Canada and approximately 30 international dealers to sell its products. We have continued to grow our distribution network into underserved areas. For example, historically our fire apparatus business did not serve the stainless steel component of the industry, but we have recently invested in a new facility to service that market. As such, we believe there are significant opportunities to grow our dealer footprint to serve this market. We believe that with our new product and dealer network in this area, we will begin to capture additional market share going forward.

Commercial Segment

We utilize dealer distribution in markets where a well-managed and experienced dealer is available. Selling through a dealer can be more cost effective than utilizing direct sales personnel in some cases. As a result, we continually evaluate potential dealer relationships to determine if the addition of a dealer in a given region would be advantageous to net sales and our market share. In addition to our dealer network, we also utilize direct national accounts, such as school transportation contractors, national child care providers, hotels, rental car and parking lot operators, nursing and retirement homes and church organizations.

The Capacity brand utilizes a combination of a direct sales force, international agents and dealers to market its products worldwide. Capacity also utilizes an extensive network of dealers in the United States and Canada.

The Lay-Mor brand and the recently recast Revability brand are principally marketed in both commercial and rental markets through the manufacturer’s representatives who are supported by our internal sales efforts with key customers, such as national equipment rental companies. Our direct sales personnel work directly with national customers to ensure that Lay-Mor and Revability equipment meets customers’ specifications and is qualified for sale throughout their national network.

Recreation Segment

We sell our RV products through a national independent dealer network with internal sales personnel responsible for working directly with these dealers. RV purchases are sensitive to wholesale and retail financing, consumer confidence and disposable income, making them discretionary products. Due to these industry dynamics, the RV market was negatively affected by the most recent economic downturn and has been improving toward historical annual volume levels. The largest RV buying group is people between the ages of 35 and 54, with an average age of all RV owners of 45, according to the RVIA. Buyers of RVs are brand loyal, repeat buyers who make decisions based on brand, product configuration (primarily floor plan design, features and product styling), service and price. This buying group is expected to grow as the baby boom generation continues to age. For many of these buyers, a motor home purchase is the second biggest purchase in their lifetime; therefore, the shopping timeline is longer than other consumer purchases. The buying process normally starts with online searches, followed by show visits and eventually a dealership visit for the purchase.

Customers and End Markets

Our end markets include the municipal market (vehicles for essential services such as emergency response, patient transportation and student transportation), the private contractor market (privately owned fleets that provide transportation services), the consumer market (vehicles for transportation, leisure and mobility needs) and the industrial/commercial markets (vehicles for transportation, construction projects and global port and intermodal transportation applications). Based on aggregated available industry data, we estimate that the combined size of our annual addressable markets is approximately 112,000 vehicles with $800 million of potential aftermarket parts sales at current market volume levels.

Our top 10 customers combined accounted for approximately 23% of our net sales for fiscal year 2017, with no customer representing more than 5% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we are able to take advantage of many long-term customer relationships.

Approximately 50% of our net sales in fiscal year 2017 were made directly or indirectly to governmental bodies, including municipalities, such as fire departments, school districts, hospitals and the U.S. federal government. In fiscal year 2017, our approximate direct or indirect net sales by end market was as follows: 50% government, 28% consumer, 10% private contractor and 12% industrial/commercial.

For fiscal years 2017 and 2016, approximately 96% and 99%, respectively, of our net sales were to customers located in the United States and Canada.

Growth in our end markets are driven by various macro-economic and demographic factors including:

•

Population demographics—Overall population growth and the aging population creates greater needs for essential services such as emergency care, healthcare services, transportation and interest in retirement activities including travel and leisure.

•

Increasing state and local government investment—Improving housing prices, improving economies and new housing starts all create an increasing tax base and greater demand for essential services provided by governmental agencies.

•

Pent-up replacement demand for essential vehicles—Since the 2008 recession, the replacement volumes of fire apparatus and ambulances in the United States has lagged behind historical averages that we believe create a necessarily higher replacement demand in the future for the vehicles we produce.

•

Urbanization of the U.S. population—Growing urban population characterized by higher populations and the movement of people to the cities within the United States drives additional construction and housing demand that results in greater need for transportation and emergency services to maintain service and response levels by our end customers.

•

Increasing popularity for outdoor lifestyles—There is a growth of interest in outdoor recreational activities and the opportunity to better access large areas through the use of RVs. The RV lifestyle and demand for our vehicles is supported by the continued positive growth in the consumer base which includes the increased industry penetration of the baby boomer generation as well as the fastest growing RV owner group which includes Generation X consumers, as estimated by RVIA.

Manufacturing and Service Capabilities

We currently operate 21 manufacturing plants and 12 aftermarket service centers (called Regional Technical Centers or “RTCs”) across the United States with approximately 5.6 million square feet of manufacturing and service space. We believe that our factories are among some of the most efficient and lowest cost production facilities in each of our markets due to the production processes that we employ, our purchasing scale and the high unit volume throughput relative to most of our competitors. Our design and assembly processes are characterized by low capital expenditure requirements such that our three-year average capital expenditures are less than 2% of net sales and are primarily attributable to facility and equipment upgrades and maintenance. In addition, approximately 83% of our cost of goods sold are comprised of direct materials (including chassis) and direct labor, which are variable in nature because these costs are associated with the specific production of our vehicles in each period and therefore are adjusted within a given period based on production levels in that period. Our products within each of our segments and across the enterprise share a centralized sourcing model and engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

We strive to instill a manufacturing culture of continuous improvement. Each of our direct labor employees is taught lean manufacturing principles and other operational best practices to improve the efficiency of their production processes and enhance their employment experience. The commonality and scale of production processes across all of our factories in the areas of chassis production/preparation, product assembly and flow processes and “body” and apparatus design and manufacturing allow us to share efficiency and operational best practices across our segments.

Our growing RTC footprint is strategically placed throughout the United States and our locations are staffed with technicians and customer service representatives to support our approximately 250,000 installed base of vehicles. Our RTCs complement our dealer network to provide our end users with the parts and service that they need to keep their fleets operating and to meet the demand of their customers. The services that we provide at our RTC locations include normal maintenance and service activities, damage repair and rebuilding services. Rebuilding services include manufacturer certified repair and apparatus remounting processes that can extend the life of a vehicle and reduce the total cost of ownership for our end users.

Engineering, Research and Development

We believe our engineering, research and development (“R&D”) capabilities are essential to ensure we remain competitive in the markets in which we operate. With approximately 175 employees with engineering degrees, we engage in new product development, enhancement and testing to improve both existing products and the development of new vehicles and components.

Virtually all of our vehicle sales require some level of custom engineering to meet customer specifications and evolving industry standards. In the Fire & Emergency segment, engineering and development activities include the design and production of customized equipment to meet the specific needs and applications of our customers. In the Commercial segment, the design and functionality of our buses and specialty equipment is constantly updated to improve passenger safety, functionality, access and comfort. In the Recreation segment, overall design, floorplan layout, functionality and amenities require frequent updating to address changes in consumer preferences and to enhance our existing product offerings.

R&D costs are expensed as incurred and included as part of operating expenses in the Company’s consolidated statements of operations. The Company’s R&D costs include only those incurred for the design of a new vehicle platform that is made commercially available to a broad portion of our end markets. Our R&D expenses do not include the costs to design and develop specific customized products to individual customers or end users. These costs are included as normal production costs associated with the sale of the specific product for which they were incurred. R&D costs totaled $4.2 million, $4.8 million and $5.1 million for fiscal years 2017, 2016 and 2015, respectively.

Suppliers and Materials

In fiscal year 2017, we purchased $1.5 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing 31% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner and General Motors, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements, and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

We also purchase and utilize other materials in our production processes including: steel and aluminum in our apparatus and passenger compartment manufacturing, engines and drivetrain (transmissions, axles) components for our manufactured chassis in the transit bus, RV, fire apparatus and terminal truck businesses, lighting packages for our emergency and school bus products and HVAC systems and parts, seats and seatbelts, doors, lifts, electrical switches and components, hydraulic components and miscellaneous hardware. We also purchase materials that contain or are composed of certain raw or base materials such as paint, fiberglass parts and chassis body components, wood and wood parts, brass and certain other petroleum-based resins such as plastic. Our top 15 purchased items, other than chassis, represented 26% of our total cost of materials for fiscal year 2017.

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals to complement our segment sourcing teams so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our growing scale within our markets to achieve competitive pricing and ensure availability. Furthermore, we have historically integrated our acquired companies into our centralized sourcing model to lower their costs. We do not typically enter into sourcing arrangements that are more than 12 to 18 months in duration and we do not undertake defined purchase agreements requiring fixed commitments or “take or pay” requirements with our vendors.

We strive to maintain strong and collaborative relationships with our suppliers and believe that the sources for these inputs are well-established, generally available on world markets and are in sufficient quantity, other than chassis, such that we would expect to avoid disruption to our businesses if we encountered an interruption from one of our key suppliers.

Intellectual Property

Patents and other proprietary rights are important to our business and can provide us with a competitive advantage. We also rely on trade secrets, design and manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position. We periodically review third-party proprietary rights, including patents and patent applications, in an effort to avoid infringement on third-party proprietary rights and protect our own, identify licensing or partnership opportunities and monitor the intellectual property claims of others.

We own a portfolio of intellectual property, including approximately 50 patents, confidential technical information and technological expertise in manufacturing specialty vehicles. We also own approximately 430 registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Wheeled Coach, AEV, HEV, LEV, Marque, McCoy Miller, Eldorado, Champion, Collins, Goshen Coach, ENC, World Trans, Capacity, Lay-Mor, Revability, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade and Midwest.

While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position is dependent primarily on our patents or trademarks or that our operations are dependent upon any single patent or group of related patents to manufacture our products. We nevertheless face intellectual property-related risks. For more information on these risks, see “Item 1A. Risk Factors—Risks Relating to Our Business—Intellectual property risks may adversely affect our business and may dilute our competitive advantage.”

Environmental, Health and Safety Laws and Regulations

We are subject to a wide range of federal, state, local and foreign general and industry-specific environmental, health and safety laws and regulations, including those relating to water discharges, air emissions, the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, the health and safety of our employees and the fuel economy and emissions of the vehicles we manufacture. Certain of our operations require environmental, health and safety permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. Compliance with these laws, regulations, permits and approvals is a significant factor in our business. From time to time, we incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental, health and safety laws, regulations, permits and approvals. Our failure to comply with applicable environmental, health and safety laws and regulations or permit or approval requirements could result in substantial liabilities or civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, as well as business disruptions, which could have a material adverse effect on our business, financial condition and operating results.

In addition, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties or the properties of our predecessor companies, or third-party sites to which we or our predecessor companies have sent hazardous waste for disposal or treatment. Liability under these laws may be imposed without regard to fault and may be joint and several. For example, in April 2012, we received a request for information from the EPA regarding the contamination of soil and groundwater at the San Fernando Valley Area 2 Superfund Site (the “San Fernando Site”). This site is regional in scale, encompasses large portions of the Los Angeles area, and potentially involves many persons (known as “potentially responsible parties” or “PRPs”). The EPA has overseen investigative and remedial activities at the San Fernando Site for many years. Historically, the agency has focused on volatile organic compound (“VOC”) contamination. More recently, the EPA identified chromium as a contaminant of concern at the San Fernando Site, and we believe that it was in that connection that the EPA sent us a request for information regarding whether a prior owner or operator of a facility located within the boundary of the San Fernando Site is a predecessor company to us (although we do not currently operate a facility in such area). The precise nature and extent of VOC and chromium contamination at the San Fernando Site, the nature and cost of any remedial actions that the EPA may require in connection with such contamination, the number and identity of PRPs that might share in responsibility for the VOC and chromium contamination, and whether the Company will become involved as a PRP are not known at this time. If we were to become involved as a PRP at the San Fernando Site, we could be compelled to contribute to the cost of investigations and remediation at the site. We are unable to estimate the potential impact of this liability at this time, and our ability to collect on our insurance policies for remediation costs or damages in connection with any claims relating to the San Fernando Site is unknown at this time. This liability would be allocated among us and other PRPs that are solvent. See “Item 1A. Risk Factors—Risks Related to Our Business—Our operations and the industries in which we operate are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.”

Product Safety Regulation

We aim to build our products to the highest safety standards within the industry. As we are a specialty vehicle manufacturer, we build our products to a multitude of vehicle safety standards. As noted below, we build our products to adhere to the following standards in our markets.

Bus Market

Our bus products follow design, construction, performance, and durability requirements defined in the Federal Motor Vehicle Safety Standards (“FMVSS”). Where applicable, bus products also comply with the vehicle requirements of the Americans with Disabilities Act (“ADA”), which help ensure safety and accessibility for transporting passengers with disabilities. For school buses, most states have established additional construction and performance requirements for state-funded school buses.

Fire Market

Our fire products adhere to the highest safety standards within the industry. These standards include the following: ISO 9001—2008 / NFPA 1901 for Automotive Fire Apparatus, where specified / NFPA 1906 for Wildland Fire Apparatus, where specified / NFPA 414 and NFPA 412 for Aircraft Rescue Fire Fighting vehicles / UL Inspection Program (VIP) for NFPA 1901 and ULC S515 for Fire Apparatus sold in Canada (where specified) / FMVSS—Federal Motor Vehicle Safety Standards / CMVSS—Canadian Motor Vehicle Safety Standards / Economic Commission for Europe (ECE) R-29 / Society of Automotive Engineers (SAE) Standards where specified / Underwriters Laboratories (UL & ULC) / Federal Aviation Administration (FAA) AC 150/5220-10E / International Civil Aviation Organization (ICAO) / China Compulsory Certification (CCC).

Ambulance Market

We build and certify our ambulance vehicles as “STAR of LIFE compliant” in accordance with KKK-A-1822F rev 9 guidelines. KKK-A-1822F rev 9 is the most common specification and requires compliance to all FMVSS standards as well as selected SAE standards. KKK-A-1822F rev 9 utilizes National Truck Equipment Association (“NTEA”) Ambulance Manufacturers Division (“AMD”) required testing standards.

The ambulances we manufacture receive the STAR of LIFE compliance sticker. When we ship a vehicle to a state that does not require full compliance to KKK-1822-F rev 9, we include on the compliance label any exceptions and deviations from that standard. Today 24 states enforce a strict adherence to the KKK-A-1822F rev 9 standard. The remaining 26 states use elements of this General Services Administration document plus their own additions to comprise their individual state requirements.

Recreation Market

The recreational vehicles we manufacture adhere to the following standards: FMVSS / RVIA (RV Industry Association) / CMVSS (Canadian Motor Vehicle Safety Standards) / CSA (Canadian Standards Association).

Terminal Trucks Market

Our terminal trucks meet or exceed FMVSS standards and include the appropriate EPA tier certified engines in all of their vehicles. Capacity also follows all SAE recommendations as well as Technology Maintenance Council recommended practices.

Competition

The markets in which we participate are highly competitive. We compete with both divisions of large, diversified companies as well as private and public companies which are pure play participants in one of our product markets. Several of our competitors may have more financial resources than us but we have also been increasing the scope and scale of the products we produce and the markets we serve. We believe that through this growth we are developing a relatively scaled business across all three of our segments, which creates a competitive advantage against a large portion of our competition and makes us more relevant compared to our larger competitors. We believe that we have been able to effectively compete on the basis of product quality and reliability, total cost of ownership, breadth of product offerings, manufacturing capability and flexibility, client-specific customization, price, technical capability, product innovation, customer service and delivery times. We also believe that we are improving our competitive position by expanding our parts and service business model through our development of our aftermarket service centers, which we refer to as Regional Technical Centers. The combination of our products, aftermarket support and large installed base of vehicles provides us with a competitive advantage across our end markets.

In the Fire & Emergency segment, our competition includes Pierce Manufacturing (Oshkosh Corp.), Rosenbauer International, Spartan Motors, Inc., Braun Industries, Inc., Demers Ambulance, FWD Seagrave and Life Line Emergency Vehicles, among others. In the Commercial segment, our competition includes Starcraft Bus (Forest River), Thomas Bus (Daimler), Blue Bird Corporation, Gillig, Nova Bus (Volvo), Navistar International, Inc., BraunAbility, Vantage Mobility International (VMI), TICO, Kalmar (Cargotec) and New Flyer Industries, Inc., among others. In the Recreation segment, our competition includes Thor Industries, Inc., Winnebago Industries, Inc., Forest River, Tiffin Motorhomes, Inc. and Newmar Corporation, among others.

Employees

As of October 31, 2017, we had approximately 7,800 employees. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Corporate Information

REV Group, Inc. is a corporation organized under the laws of the state of Delaware. Prior to November 1, 2015, the Company was known as Allied Specialty Vehicles, Inc. Our principal executive offices are located at 111 East Kilbourn Avenue, Suite 2600, Milwaukee, Wisconsin 53202. Our telephone number at that address is (414) 290-0190. Our website address is www.revgroup.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not rely on any such information in making the decision whether to purchase shares of our common stock.

Item 1A. Risk Factors.

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of shares of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to Our Business

Our business is affected by economic factors and adverse developments in economic conditions could have an adverse effect on the demand for our products and the results of our operations.

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate could result in reduced demand in key end markets. Motorized recreational vehicle (“RV”) purchases are discretionary in nature and therefore sensitive to wholesale and retail financing, consumer confidence, unemployment levels, disposable income and changing levels of consumer home equity. These factors result in RVs being discretionary purchases. The 2008 recession caused consumers to reduce their discretionary spending, which negatively affected our sales volumes for RVs. Terminal truck sales volumes are also impacted by economic conditions and industrial output, as these factors impact our end-market customers for these products, which include shipping ports, trucking/distribution hubs and rail terminal operators. Although RV and terminal truck sales have increased in recent years, these markets are affected by U.S. and global general economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Recreation segment, our Fire & Emergency and Commercial segments are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Reduced municipal tax revenues resulting from the 2008 recession led to a decline in these markets. As fire and emergency apparatus and school buses are typically a larger cost item for municipalities and their service life is very long, their purchase is more deferrable. This can result in cyclicality in certain of our end markets, which in turn may result in fluctuations in our sales and results of operations.

In addition, while we estimate that there is significant pent-up replacement demand in certain of our end markets, that estimate has not been independently verified and is based on certain assumptions that may not prove to be accurate. As a result, these estimates could differ materially from actual demand and, to the extent the increase in demand is attributable to pent-up replacement demand rather than overall economic growth, future sales may lag behind improvements in general economic conditions. Furthermore, we cannot be certain as to the timing and extent to which the pent-up replacement demand may be released, as it is inherently uncertain and generally outside our control.

A decrease in employment levels, consumer confidence or the availability of financing, other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Some of the markets in which we compete are seasonal, which results in fluctuations in sales and results of operations.

We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our Recreation segment. Since RVs are used primarily by vacationers and campers, demand in the RV industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. Dealer demand and buying patterns may impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. Consequently, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

Certain of our other products, such as school buses, have also historically been, and are expected to continue to be, seasonal. This seasonality has an impact on the comparability of our quarterly results. Moreover, weak macroeconomic conditions can adversely affect demand for certain of our products and lead to an overall aging of product fleets beyond a typical replacement cycle. During economic downturns that would result in lower demand of our vehicles, we may find it necessary to reduce production line rates and employee headcount. An economic downturn may reduce, and in the past has reduced, demand in all of our segments, resulting in lower sales volumes, lower prices and decreased operating profits or losses. Additionally, our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher sales during the third quarter and fourth quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by school districts ordering more school buses prior to the beginning of a school year, the consumer buying habits for RVs, municipal spending and budget cycles, the impact of travel and construction in the summer months, as well as how certain seasonal months aggregate into our fiscal quarters which are different than calendar quarters. Our ability to meet customer delivery schedules is dependent on a number of factors including, but not limited to, access to components and raw materials, an adequate and capable workforce, assembling/engineering expertise for certain projects and sufficient manufacturing capacity. The availability of these factors may in some cases be subject to conditions outside of our control. A failure to deliver in accordance with our performance obligations may result in financial penalties under certain of our contracts and damage to existing customer relationships, damage to our reputation and a loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our financial performance.

A disruption, termination or alteration of the supply of vehicle chassis or other critical components from third-party suppliers could materially adversely affect the sales of our products.

Our sales and our manufacturing processes depend on the supply of manufactured vehicle chassis and other critical components such as engines, transmissions and axles from major auto manufacturers and other original equipment manufacturers (“OEMs”), including Allison Transmission, Chrysler, Cummins, Ford, Freightliner, General Motors, Navistar and Volvo, among others. For the standardized, mass-produced chassis models, we convert the chassis for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements, and have built customer expectations and planning around these designs. We are therefore reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales. If these manufacturers experience production delays, we may receive a lower allocation of chassis than anticipated, or if the quality or design of their chassis changes, or if these manufacturers implement recalls, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. For example, Ford recently announced a recall with respect to certain Transit model van chassis used in certain of our products. We are currently reviewing the potential impact of this recall, which is limited to timing of product shipments, and we are attempting to mitigate the impact through substitutions and timing of the remediation process. We also carry increased inventory to protect against these concerns, which may negatively impact our results of operations. Additionally, certain important components that we use in our vehicles, such as engines and transmissions, are produced by a limited number of qualified suppliers and any disruption in their supply of such components to us would have a negative impact on our business.

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. During the 2008-2010 automotive industry crisis, many vehicle manufacturers, including Ford and General Motors, idled factories and reduced their output of vehicle chassis. A recurrence of that crisis or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. Our business, operating results and financial condition could suffer if our suppliers reduce output or introduce new chassis models that are unpopular with our customers or are incompatible with our current product designs or production process.

We face intense competition in our markets, which may harm our financial performance and growth prospects.

We operate in a highly competitive environment in each of the markets we serve and we face competition in each of our product segments from numerous competitors. We compete principally on the basis of client-specific customization, product quality and reliability, breadth of product offering, manufacturing capability and flexibility, technical capability, product innovation, customer service, after-sales support, delivery times and price. Certain of our competitors are smaller companies which may have lower operating costs and greater operational flexibility, and may have focus on regional markets where they have competitive advantages of proximity and relationships with local municipalities or other regional customers. Other of our competitors are large, well-established companies with capacity, financial and other resources that may be in excess of ours. Additionally, companies that are not currently competitors but that are involved in the specialty vehicle market (such as a supplier) or that operate in an adjacent market (such as a producer of mainstream cars and trucks) could choose to enter the specialty vehicle market.

Our profitability is sensitive to changes in the balance between supply and demand in the specialty vehicle market. Competitors having lower operating costs than we do will have a competitive advantage over us with respect to products that are particularly price-sensitive. New manufacturing facilities may be built or idle production lines may be activated. Additionally, imbalances in the regional supply and demand for our products could result in increased competition in the markets in which we compete.

We may also face competition from companies developing zero-emissions specialty vehicles or other technologies to minimize emissions. Competition from these companies could make our specialty vehicles less desirable in the market place.

As a result of the foregoing factors, we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition and operating results.

If we are unable to successfully identify and integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and are likely to continue to be a significant component of our growth strategy. From time to time we seek to identify and complete acquisitions. Our historical acquisitions include MRV and certain assets of SJC in early 2013, the Thor Bus Acquisition in late 2013, KME in April 2016, Renegade in December 2016, Ferrara and Midwest in April 2017 and AutoAbility in September 2017. We may continue making strategic acquisitions in the future. We cannot assure you that our previous or future acquisitions will be successful or will generate the financial benefits that we expected we would achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisitions as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

If we are required to write down goodwill or other intangible assets, our financial condition and operating results would be negatively affected.

We have a substantial amount of goodwill and other finite and indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. If we determine goodwill and other intangible assets are impaired, we will be required to write down all or a portion of these assets. Any write-downs would have a negative effect on our results of operations.

The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information and highly subjective judgments that can dramatically change the determination of the valuation of an intangible asset in a very short period of time. These determinations are sensitive to minor changes in underlying assumptions as management’s assumptions change with more information becoming available. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different. Any resulting impairment loss could have a material adverse effect on our results of operations for any particular quarterly or annual period.

Our business has meaningful working capital requirements and a decline in access to financing or operating results may have an adverse impact on our liquidity position.

Our business has meaningful working capital requirements. We had $229.1 million of long-term debt outstanding as of October 31, 2017. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

We believe that our cash on hand, together with funds generated by our operations and borrowings under our existing credit facilities, will provide us with sufficient liquidity and capital resources to meet our working capital, capital expenditures and other operating needs for the foreseeable future. Significant assumptions underlie this belief however, including, among other things, assumptions relating to future sales volumes, the successful implementation of our business strategies, the continuing availability of trade credit from certain key suppliers and that there will be no material adverse developments in our competitive market position, business, liquidity or capital requirements. Any failure to achieve earnings expectations may have an adverse impact on our available liquidity. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, reduce or cut back our operating activities, capital expenditures or otherwise alter our business strategy. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional debt, the agreements governing that debt may contain significant financial and other covenants that may materially restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

We have meaningful contingent obligations, which could negatively impact our results of operations.

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. Additionally, we have entered into repurchase agreements with certain lending institutions and are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized. See Note 18 to our 2017 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion of these contingent liabilities.

Our April 2017 ABL Facility and Term Loan Agreement contain, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our April 2017 ABL Facility and Term Loan Agreement contain various provisions that limit our ability to, among other things:

•	incur additional indebtedness;
•	incur certain liens;
•	consolidate or merge with other parties;
•	alter the business conducted by us and our subsidiaries;
•	make investments, loans, advances, guarantees and acquisitions;
•	sell assets, including capital stock of our subsidiaries;
•	enter into certain sale and leaseback transactions;
•	pay dividends on capital stock or issue, redeem, repurchase or retire capital stock or certain other indebtedness;
•	engage in transactions with affiliates; and
•	enter into agreements restricting our subsidiaries’ ability to pay dividends.

In addition, the restrictive covenants in our April 2017 ABL Facility and Term Loan Agreement require us to maintain specified financial ratios and other business or financial conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—April 2017 ABL Facility and Term Loan” and “Description of Certain Indebtedness.” Our ability to comply with those financial ratios or other covenants may be affected by events beyond our control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under our April 2017 ABL Facility, Term Loan Agreement or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our April 2017 ABL Facility and Term Loan. If amounts outstanding under our April 2017 ABL Facility or Term Loan were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Increases in the price of commodities could impact the cost or price of our products, which could impact our ability to sustain and grow earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, steel, plastics and other resins, brass and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Although we at times purchase steel, aluminum and other raw materials up to 24 months in advance in order to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, financial position and cash flows and impact the comparability of our results between financial periods.

Our international operations are subject to exchange rate fluctuations and other risks relating to doing business internationally.

Although the amount of our sales and costs denominated in foreign currencies is not currently significant, we may increase our international operations in the future, which would increase our exposure to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws and social, political and economic instability, including in China and other countries as a result of our joint venture with China’s Chery Holding Group, under which we intend to sell specialty vehicles in China and internationally through Chery’s existing distribution network. In particular, changes in currency values could also impact the level of foreign competition in our domestic market as international products become more or less costly due to the relationship of the U.S. Dollar to other currencies. Currency exchange rates have fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, financial position and cash flows and impact the comparability of our results between financial periods.

Our inability to successfully manage the implementation of a company-wide enterprise resource planning (“ERP”) system could adversely affect our operating results.

We are in the process of implementing a new Company-wide ERP system. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units and within budget and on time, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase raw material from and pay our suppliers; and deliver products to customers on a timely basis and to collect our receivables from them. The implementation will also impact our parts and service business and our ability to perform warranty and thus if the implementation is not successful or on time, these operations will be negatively affected.

In addition, we have put teams together who are leading the implementation of the ERP system at all of our locations. To the extent that this team or key individuals are not retained through the implementation period, the success of our implementation could be compromised and the expected benefits would not be realized. If the new ERP system is not successfully implemented, it could negatively affect our future sales, profitability and financial condition.

Our business depends on the performance of dealers and disruptions within our dealer network could have a negative effect on our business.

We rely to a significant extent on our independent dealer networks to sell our products to end customers. We estimate that we distribute approximately 73% of our products through a system of independent, authorized dealers, many of whom sell products from competing manufacturers. Our business is therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.

Our dealer agreements are typically for a multi-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. We can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2017, but there may continue to be consolidation and changes in the dealership landscape over time. If we are unable to renew a contract with one or more of our significant dealers or re-negotiate an agreement under more advantageous terms, our sales and results of operations could be adversely affected.

Our business is affected by the availability and terms of financing to dealers and retail purchasers.

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Many of our dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings available to the end customer and could lead to reduced sales of our products. A small number of financial institutions provide the majority of our dealers’ total financed vehicles outstanding in a floor plan financing program at any point in time. Substantial increases in interest rates and decreases in the general availability of credit have in the past had an adverse impact upon our business and results of operations and may do so again in the future. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

In addition, early in fiscal year 2016 we began assisting customers with arranging their financing with third parties for purchases of our products. Although we currently neither assume any balance sheet financing risk nor receive any direct economic benefit from these arrangements other than a minimal arrangement fee, we could be materially adversely affected in the future if third-party financiers were unable to provide this financing to our customers and our dealers were unable to obtain alternate financing, at least until our customers were able to find a replacement financing source. Third-party financiers face a number of business, economic and financial risks that could impair their access to capital and negatively affect their ability to provide financing solutions for our dealers and customers. Because third-party financiers serve as an additional source of financing options for dealers and customers, an impairment of their ability to provide such financial services could negatively affect our future sales and therefore our profitability and financial condition.

Our ability to execute our strategy is dependent upon our ability to attract, train and retain qualified personnel including our ability to retain and attract senior management and key employees.

Our continued success depends, in part, on our ability to identify, attract, motivate, train and retain qualified personnel in key functions and geographic areas, including the members of our senior management team. In particular, we are dependent on our ability to identify, attract, motivate, train and retain qualified engineers and skilled labor with the requisite education, background and industry experience to assist in the development, enhancement, introduction and manufacture of our products and technology solutions.

Failure to attract, train and retain qualified personnel, whether as a result of an insufficient number of qualified local residents or the allocation of inadequate resources to training, integration and retention, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects. Our success also depends to a large extent upon our ability to attract and retain key executives. These employees have extensive experience in our markets and are familiar with our business, systems and processes. The loss of the services of one or more of these key employees could have an adverse effect, at least in the short to medium term, on significant aspects of our business, including the ability to manage our business effectively and the successful execution of our strategies. If certain of these employees decide to leave us, we could incur disruptions to the completion of certain initiatives and we could incur significant costs in hiring, training, developing and retaining their replacements.

We may discover defects in our vehicles potentially resulting in delaying new model launches, recall campaigns or increased warranty costs.

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where one or more government-mandated standards may conflict. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with relevant safety standards. Should we or government safety regulators determine that a safety or other defect or noncompliance exists with respect to certain of our vehicles, there could be a delay in the launch of a new model, recalls of existing models or a significant increase in warranty claims, the costs of which could be substantial. Additionally, the vehicles we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a vehicle or a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These potential warranty and repair and replacement costs are generally not covered by our insurance. We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty obligations. We base our estimate for warranty reserves on our historical experience and other related assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected.

In addition, we may not be able to enforce warranties and extended warranties received or purchased from our suppliers if such suppliers refuse to honor such warranties or go out of business. Also, a customer may choose to pursue remedies directly under its contract with us over enforcing such supplier warranties. In such a case, we may not be able to recover our losses from the supplier.

Cancellations, reductions or delays in customer orders, customer breaches of purchase agreements, or reduction in expected backlog may adversely affect our results of operations.

We provide products to our customers for which we are customarily not paid in advance. We rely on the creditworthiness of our customers to collect on our receivables from them in a timely manner after we have billed for products previously provided. While we generally provide products pursuant to a written contract which determines the terms and conditions of payment to us by our customers, occasionally customers may dispute an invoice and delay, contest or not pay our receivable. Further, in connection with dealers’ wholesale floor-plan vehicle financing programs, we enter into repurchase agreements with certain lending institutions, customary in the industries in which we operate, which may require us to repurchase previously sold vehicles. Although our exposure under these agreements is limited by the resale value of the inventory we may repurchase, we may receive less than anticipated on such resale and would collect payment on such resale later than originally expected. Our failure to collect our receivables or to resell and collect on repurchased vehicles on a timely basis could adversely affect our cash flows and results of operations and, in certain cases, could cause us to fail to comply with the financial covenants under our April 2017 ABL Facility, Term Loan Agreement or other outstanding debt.

We typically have backlog due to the nature of our production and sales process, and our financial results are affected if any backlog is deferred or canceled. Backlog represents the amount of sales that we expect to derive from signed contracts, including purchase orders and oral contracts that have been subsequently memorialized in writing. When a binding sale contract has been signed with a customer, the purchase price of the vehicle is included in backlog until it is completed, shipped and the revenue is recognized. When we sign a contract giving a potential purchaser an option to purchase a vehicle which only becomes binding on a non-refundable payment or a subsequent firm purchase order, we do not include the purchase price of the vehicle in backlog until the non-refundable payment has been made or the subsequent purchase order is formalized and the contract is a binding purchase contract. A customer may default on a purchase contract that has become binding, and we may not be able to convert sales contract backlog into sales. As a result, our estimates of backlog for some of our contracts could be affected by variables beyond our control and may not be entirely realized, if at all. In addition, given the nature of our customers and our markets, there is a risk that some amount of our backlog may not be fully realized in the future. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

From time to time, we enter into large, multi-year contracts with federal and local government bodies. Due to the size of the contracts, there are often stringent approval processes that must be completed before the contract is finalized. As a result, until these contracts are finalized, there can be no assurance regarding the timing of our commencing work on any such contract, or the ultimate revenue that we may recognize under any such contract.

In addition, as a result of firm purchase orders from our customers, we enter into agreements to produce and sell vehicles at a specified price with certain adjustments for changes and options based upon our estimation of the cost to produce and the timing of delivery. Due to the nature of these product cost estimates and the fluctuations in input costs and availability, we may underestimate the costs of production and therefore overestimate the profitability in our backlog. As a result, the actual profitability on those sales in the future may differ materially from our initial estimates when we recorded the firm purchase order in backlog.

Our business is subject to numerous laws and regulations.

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for vehicles and components which have been promulgated under the NTMVSA by the Department of Transportation. The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Sales into foreign countries may be subject to similar regulations. School buses are also subject to heightened safety standards in many jurisdictions. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our reputation and our business and operating results.

In addition, we face an inherent risk of exposure to product liability claims if the use of our products results, or is alleged to result, in personal injury and/or property damage. If we manufacture, or are alleged to have manufactured, a defective product or if component failures result in damages, we may experience material product liability losses in the future. In addition, we may incur significant costs to defend product liability claims. We are also subject to potential recalls of our products to cure manufacturing defects or in the event of a failure to comply with customers’ order specifications or applicable regulatory standards, and may have to conduct recalls of our products due to defects in components or parts manufactured by suppliers which we purchase and incorporate into our products. We may also be required to remedy or retrofit vehicles in the event that an order is not built to a customer’s specifications or where a design error has been made. The cost and impact to our reputation of significant retrofit and remediation events or product recalls could have a material adverse effect on our business and operating results.

Lastly, we are subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” In addition, certain laws and regulations affect other areas of our operations, including, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export duties, tariffs, anti-corruption and anti-competitive conduct. Compliance with these laws and others may be onerous and costly, at times, and may vary from jurisdiction to jurisdiction which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. We have instituted various and comprehensive policies and procedures designed to ensure compliance. However, we cannot assure you that employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures.

Unforeseen or recurring operational problems at any of our facilities, or a catastrophic loss of one of our key manufacturing facilities, may cause significant lost production and adversely affect our results of operations.

Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shut downs at any of our facilities could be caused by:

•	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;
•	prolonged power failures or reductions;
•	breakdown, failure or substandard performance of any of our machines or other equipment;
•	noncompliance with, and liabilities related to, environmental requirements or permits;
•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;
•	fires, floods, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or
•	other operational problems.

If some of our facilities are shut down, they may experience prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause a significant loss of production and adversely affect our results of operations and negatively impact our customers and dealers. Further, a catastrophic event could result in the loss of the use of all or a portion of one of our manufacturing facilities. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

Federal and local government spending and priorities may change in a manner that materially and adversely affects our future sales and limits our growth prospects.

Our business depends upon continued federal and local government expenditures on certain of our Commercial and Fire & Emergency products. These expenditures have not remained constant over time. Current government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies or priorities. A significant portion of our sales are subject to risks specific to doing business with the U.S. government and municipalities, including, but not limited to:

•	budgetary constraints or fluctuations affecting government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or a reduction of available funding;
•	changes in government programs or requirements;
•	realignment of funds to government priorities that we do not serve;
•	government shutdowns (such as those which occurred in 1995-1996 and in 2013) and other potential delays in government appropriations processes;
•	delays in the payment of our invoices by government authorities;
•	adoption of new laws or regulations and our ability to meet specified performance thresholds; and
•	general economic conditions.

These or other factors could cause government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose sales. A significant decline in overall government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline in our sales and harm our financial results.

Fuel shortages, or high prices for fuel, could have a negative effect on sales of our products.

Gasoline or diesel fuel is required for the operation of most of our vehicles and we cannot assure you that the supply of these petroleum products will continue uninterrupted or that the price of or tax on these petroleum products will not significantly increase. High fuel costs generally drive greater demand for better fuel economy and substantial increases in the price of fuel have had a material adverse effect on the specialty vehicle industry as a whole in the past and could have a material adverse effect on our business in the future. Fluctuations in fuel prices have also historically negatively impacted consumer confidence and increased customer preferences for alternative fuel vehicles, only some of which we produce.

We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters (including wire transfer instructions). As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information or money; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

Our operations and the industries in which we operate are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.

Our global operations are subject to a variety of federal, state, local and foreign environmental and workers’ health and safety laws and regulations concerning, among other things, water and air discharges, noise pollution, solid and hazardous waste generation, management and disposal, remediation of releases of hazardous materials, employee health and safety, and engine fuel economy and emissions from the vehicles we manufacture. Environmental, health and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, which could increase costs of compliance or require the Company to manufacture with alternative technologies and materials. We are required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. Our failure to comply with such laws, regulations, permits and approvals could subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could have a material adverse effect on our business, financial condition and operating results.

Environmental remediation laws such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and state analogues impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” or “PRPs”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA or state analogues, in the future we may incur such material liabilities with regard to our (or our predecessors’) current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. In particular, in 2012 we received a request from the United States EPA for information regarding the San Fernando Valley Area 2 Superfund Site (the “San Fernando Site”).

The EPA has questioned whether a prior owner and operator of a facility located within the boundary of the San Fernando Site (which is regional in scale and encompasses large portions of the Los Angeles area) is a predecessor to our Company, and whether the operations of the predecessor entity may have caused releases of certain hazardous substances to soil or groundwater. At this stage, the EPA has not asserted any claims against us and has not notified us that we are a PRP at the San Fernando Site. Our ability to collect on insurance policies or remediation costs or damages in connection with any claims relating to the San Fernando Site is unclear at this time. Although we intend to vigorously defend against any such claims, in the event we are found to be a PRP at the San Fernando Site or other sites, the remediation costs and any potential damages (including Natural Resource Damage claims) could have a material adverse effect on our business, financial condition and operating results.

Product compliance laws and regulations impose a variety environmental requirements, including emissions and performance standards, on the vehicles we manufacture. These laws and regulations govern vehicle fuel efficiency, emissions (including greenhouse gas emissions), noise and safety, and are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. For example, the U.S. Environmental Protection Agency (“EPA”) began to enforce limits on diesel exhaust emissions from nonroad diesel engines in 1996 and stationary diesel-engine generator sets in

2006. Implemented in a series of steps called Tier levels, these regulations, over time, have introduced successively more stringent limitations on nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and non-methane hydrocarbons (NMHC). Currently, “Tier 4” regulations promulgated under the Clean Air Act imposed increasingly stringent motor vehicle emissions standards on our diesel exhaust emissions beginning with the 2011 model year. The EPA’s Transition Program for Equipment Manufacturers (“TPEM”) allows a transitional allotment of Tier 3 engines that are exempt from the more stringent Tier 4 regulations through 2017. Specifically, the TPEM program allows manufacturers to delay installing a certain amount of Tier 4-compliant engines as long as manufacturers comply with certain notice, recordkeeping and annual reporting requirements. More stringent emissions standards have been issued by California and certain other states as well. In addition, in August 2011, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) issued rules on GHG emissions and fuel economy for medium and heavy duty vehicles and engines. The emissions standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially required EPA certification for vehicles and engines to GHG emissions standards in calendar year 2014 and will be fully implemented in model year 2017. In August 2016, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) finalized a second phase of GHG emissions reductions to be implemented over time beginning in model year 2021 through model year 2027. These standards, as well as other federal and state emissions standards applicable to the vehicles we manufacture, have and will increase costs of development for engines and vehicles and administrative costs arising from implementation of the standards. These regulatory proposals under consideration or those that are proposed in the future may set standards that are difficult to achieve or adversely affect our results of operations due to increased research, development, and warranty costs.

We are subject to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Some of our businesses have in the past and may in the future face claims and litigation regarding accidents involving their products, including accidents involving passenger injuries and deaths, and the increasing amount of our vehicles on the road may increase our exposure to such matters. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all.

For product liability claims, we have a self-insured retention (“SIR”) for product liability matters of $1.0 million. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $100.0 million with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future SIR levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our self-insurance.

If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. We cannot assure that the outcome of all current or future litigation will not have a material adverse impact on our business and results of operations.

Intellectual property risks may adversely affect our business and may dilute our competitive advantage.

Our brands are important assets of our business, and we rely on proprietary intellectual property, including numerous registered trademarks, as well as licensed intellectual property for the manufacture and competitiveness of our products. We monitor and protect against activities that might infringe, dilute or otherwise harm our patents, trademarks and other intellectual property and rely on the enforceability of the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could cause significant damage to our brand name and reputation, interfere with our ability to effectively represent our Company to our customers, contractors, suppliers and/or licensees and increase litigation costs, which could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under applicable anti-corruption laws and export controls and economic sanctions laws and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as having potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act. We have implemented safeguards and policies to discourage these practices by our employees and agents.

However, our existing safeguards and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. In addition, we are subject to export controls and economic sanctions laws and embargoes imposed by the U.S. government. Changes in export control or trade sanctions laws may restrict our business practices, and may result in modifications to compliance programs. Violations of the FCPA, U.K. Bribery Act, other anti-corruption laws, export controls or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

Our expansion plans in markets outside of the United States could entail significant risks.

Our strategies potentially include establishing a greater presence in markets outside of the United States. In addition, we are growing our use of component suppliers in these foreign markets. As we progress with this, these strategies may involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals, identifying foreign agents, dealers and distributors, the construction of facilities in a timely manner and within cost estimates, the establishment of viable supply channels, the commencement of efficient manufacturing operations and, ultimately, the acceptance of the products by our current or prospective customers. We cannot be assured that our expansion plans will be implemented or, if implemented, be successful.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave us exposed to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in our violations of law, regulatory sanctions and/or serious reputational harm or financial harm. The Company monitors its policies, procedures and controls; however, we cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our risk management program, but it is possible that our compensation policies could incentivize management and other employees to subject the Company to inappropriate risk or to engage in misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

AIP is party to the Shareholders Agreement (as defined below) and has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

As of December 15, 2017, AIP owned 33,774,310 shares of our common stock, which represents 52.7% of our total outstanding shares of common stock. AIP is also party to an amended and restated shareholders agreement (the “Shareholders Agreement”) that, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. For a discussion of the Shareholders Agreement, see “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.” As long as these stockholders own or control at least a majority of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

•	the election and removal of directors and the size of our Board of Directors;
•	any amendment of our amended and restated certificate of incorporation or amended and restated bylaws; or
•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

In addition, pursuant to the Shareholders Agreement, AIP has the following rights so long as it holds at least 15% of the then outstanding common stock:

•	to nominate the greater of five members of our Board of Directors or a majority of directors;
•	to designate the Chairman of our Board of Directors and one member to each of the audit committee, the compensation committee and the nominating and corporate governance committee;
•	to approve the commencement of any proceeding for the voluntary dissolution, winding up or bankruptcy of the Company or any material subsidiary;
•	to approve any non-pro rata reduction to the share capital of the Company or any material subsidiary, except as required by law;
•

to approve amendments to the amended and restated certificate of incorporation and amended and restated bylaws that would change the name of the Company, its jurisdiction of incorporation, the location of its principal executive offices, the purpose or purposes for which the Company is incorporated or the approval requirements as provided in the Shareholders Agreement;

•	to approve special dividends greater than $10 million;
•

to approve any merger, amalgamation or consolidation of the Company or the spinoff of a business of the Company with assets in excess of 15% of the consolidated assets or revenues of the Company and its subsidiaries;

•	the sale, conveyance, transfer or other disposition of all or more than 15% of the consolidated assets or revenues of the Company and its subsidiaries; and
•	any designation to the Board of Directors contrary to the Shareholders Agreement or the amended and restated certificate of incorporation and amended and restated bylaws.

See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” for more detail.

Lastly, AIP’s interests as an equity holder may not be aligned in all cases with those of other equity investors, or of our lenders as creditors. In addition, AIP may have an interest in pursuing or not pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might be contrary to the wishes of other equity investors or involve risks to our lenders. Furthermore, AIP may in the future own businesses that directly or indirectly compete with us. AIP may also pursue acquisition opportunities that may be complementary to our business separately from us and, as a result, those acquisition opportunities may not be available to us.

Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

Tax policy reform continues to be a topic of discussion in the United States. Significant changes to the U.S. corporate tax system could have a material adverse effect upon our results of operations and cash flows. In addition, we regularly undergo tax audits in various jurisdictions in which we operate. Although we believe that our income tax provisions and accruals are reasonable and in accordance with GAAP, and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation, could be materially different from our historical income tax provisions and accruals. The results of a tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties and interest assessments.

Changes in customer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We cannot be certain that historical customer preferences for our products will remain unchanged. We believe that the introduction of new product features, designs and models will be critical to the future success of our operations as technological advancements are made and alternative fuels are developed, and it will be essential for our product lines to adapt accordingly. Managing frequent product introductions and transitions poses inherent risks and additional costs. Delays in the introduction or market acceptance of new product features, designs or models could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in customer preferences or our failure to properly gauge customer preferences. Further, we cannot be certain that new product introductions will not reduce sales from existing models and adversely affect our results of operations. In addition, we cannot assure you that any of these new product features, designs or models will be introduced to the market in a timely manner or that they will be successful when introduced.

Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on the value and strength of our brands. Our brand names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high-quality services, warranty plans, products and resources and a consistent, high-quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third party providers of services or negative publicity related to members of management. Any of these events could hurt the Company’s image, resulting in reduced demand for our products and a decrease in net sales. Further, maintaining, enhancing, promoting and positioning our brands’ images may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We were not previously required to evaluate our internal control over financial reporting in a manner that met the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Additionally, upon becoming a public company, we were required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the annual report required to be filed with the SEC for our fiscal year ending October 31, 2018. To comply with the requirements of being a newly public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the year following our first annual report required to be filed with the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse, in the event it is not satisfied with the level at which our controls are documented, designed or operating. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our amended and restated certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Risks Relating to Our Common Stock

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

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The parties to the Shareholders Agreement control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

•	we have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;
•	we have a compensation committee that is composed entirely of independent directors; and
•	we have a nominating and corporate governance committee that is composed entirely of independent directors.

We are utilizing these exemptions. As a result, we do not have a majority of independent directors on our Board of Directors. In addition, our compensation committee and our nominating and corporate governance committee do not consist entirely of independent directors or be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

An active, liquid trading market for our common stock may cease to exist, which may limit your ability to sell your shares.

Although our common stock is listed on the New York Stock Exchange under the symbol “REVG,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock may change in response to fluctuations in our operating results in future periods and may also change in response to other factors, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;
•	legal, regulatory or political developments;
•	litigation and governmental investigations;
•	the size of our public float;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	changing economic conditions; and
•	exchange rate fluctuations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 15, 2017, we had 64,145,945 shares of common stock outstanding. The 25,875,000 shares of common stock that were sold publicly in the secondary offering completed in October and in our IPO may be resold in the public market at any time (other than shares of our common stock that may be held or acquired by our directors, executive officers or affiliates, as that term is defined in the Securities Act). We also registered all shares of common stock that we may issue under our equity compensation plans, which means these shares can be freely sold in the public market upon issuance. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. Lastly, an entity controlled by AIP has entered into a loan agreement pursuant to which it pledged 19.5 million shares of our common stock to secure a margin loan, under which it may draw up to approximately $60 million. If the AIP-controlled entity were to default on its obligations under the loan and not timely post additional collateral, the lender would have the right to sell shares to satisfy the AIP-controlled entity’s obligation. Such an event could cause our stock price to decline.

We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.

Although we intend to continue to pay a quarterly dividend on shares of our common stock, to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the April 2017 ABL Facility and Term Loan Agreement. Moreover, because we are a holding company, our ability to pay dividends is dependent upon the financial results and cash flow of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Furthermore, Delaware law requires that our Board of Directors determine that we have adequate surplus prior to the declaration of dividends. While we do not currently believe that these restrictions will impair our ability to pay regular quarterly cash dividends, there can be no assurance that we will not need to reduce or eliminate the payment of dividends on our common stock in the future. Therefore, any return on investment in our common stock may be solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” for more detail.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with the requirements of the Sarbanes- Oxley Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and is making some activities more time-consuming and costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we currently have no internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our Board committees or as executive officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain corporate office space in Milwaukee, Wisconsin and Miami, Florida. The locations of the RTCs and manufacturing properties that we currently own or lease are listed below. We believe that our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

RTCs & Aftermarket	Approximate Square Feet	Segment	Owned or Leased
Coburg, Oregon	36,000	Recreation	Leased
Ontario, California	18,000	Fire & Emergency	Owned
Decatur, Indiana	90,000	Recreation	Owned
Dallas, Texas	50,000	Fire & Emergency and Commercial	Leased
Alvarado, Texas	35,000	Recreation	Owned
Fort Lauderdale, Florida	19,000	Fire & Emergency	Leased
Ocala, Florida	63,000	Fire & Emergency	Owned
Rockaway, New Jersey	5,000	Fire & Emergency	Leased
Latham, New York	14,000	Fire & Emergency	Leased
Houston, Texas	4,000	Fire & Emergency	Leased
Little Ferry, New Jersey	22,000	Fire & Emergency	Leased
Sparks, Nevada	48,000	All (aftermarket parts)	Leased
San Francisco, California	3,000	Fire & Emergency	Leased
Total	407,000

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Columbus, Ohio	173,000	Horton Emergency Vehicles	Owned/ Leased
Clarkston, MI	48,000	Revability	Leased
Decatur, Indiana	1,155,000	Fleetwood RV, American Coach, Monaco, Holiday Rambler	Owned
Decatur, Indiana	260,000	Goldshield	Owned
Elkhart, Indiana	161,000	Fleetwood RV, Holiday Rambler	Owned
Hamburg, New York	87,000	E-ONE	Leased
Imlay City, Michigan	186,000	Champion Bus, Federal, Goshen Coach	Owned
Jefferson, North Carolina	336,000	American Emergency Vehicles	Owned
Longview, Texas	154,000	Capacity of Texas, Lay-Mor, Revability	Owned
Los Angeles, California	33,000	Leader Emergency Vehicles	Leased
Nesquehoning, Pennsylvania	577,000	KME	Owned
Ocala, Florida	390,000	E-ONE	Owned
Riverside, California	227,000	ENC	Owned
Roanoke, Virginia	60,000	KME	Owned
Salina, Kansas	252,000	ElDorado National, Krystal, Goshen Coach	Owned
South Hutchinson, Kansas	267,000	Collins Bus, World Trans	Owned
Winter Park, Florida	222,000	Wheeled Coach, Road Rescue, McCoy Miller, Frontline, Marque	Owned
Holden, Louisiana	232,000	Ferrara Fire Apparatus	Owned
Elkhart, Indiana	92,000	Midwest Automotive Division	Leased
Bristol, Indiana	200,000	Renegade RV	Leased
Sorocaba, Brazil	130,000	REV Fire and Emergency Vehicles	Leased
Total	5,242,000

Item 3. Legal Proceedings.

We are, from time to time, party to various legal proceedings arising out of our ordinary course of business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that our ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims, which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock began trading on the New York Stock Exchange on January 27, 2017, under the trading symbol “REVG.” Prior to this listing, no public market existed for our common stock. The table below shows the quoted high and low sales prices in U.S. dollars on the New York Stock Exchange for shares of our common stock for the indicated periods.

	U.S. Dollar price per share
	High	Low

Fiscal year 2017
Fourth Quarter (ended October 31, 2017)	$26.07	$25.53
Third Quarter (ended July 29, 2017)	$27.06	$26.43
Second Quarter (ended April 29, 2017)	$28.72	$28.11
First Quarter ended January 28, 2017 (from January 27, 2017)	$25.81	$24.50

As of December 15, 2017, there were approximately 53 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

On December 15, 2017, the last reported sale price of our shares of common stock on the New York Stock Exchange was $28.84.

Dividend Policy

The following table sets forth the dividends declared on shares of common stock and the related dividend amounts and payment dates.

Declaration Date	Dividend Amount	Payment Date
March 7, 2017	$0.05 / share	May 31, 2017
June 6, 2017	$0.05 / share	August 31, 2017
September 7, 2017	$0.05 / share	November 30, 2017
December 19, 2017	$0.05 / share	February 28, 2018

Subject to legally available funds and the discretion of our board of directors, we expect to continue to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Based on our current dividend rate of $0.05 per share, and assuming we have 64,145,945 shares of our common stock outstanding, this would result in an aggregate annual cash dividend amount of approximately $12.8 million. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. See “Item 1A. Risk Factors—Risks Relating to Our Common Stock—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between January 27, 2017 and October 31, 2017, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the S&P 500, Russell 2000 and S&P Small Cap 600.

Item 6. Selected Financial Data.

The following table sets forth summary historical consolidated financial data for the periods presented and at the dates indicated below. We have derived the selected consolidated financial data for fiscal years 2017, 2016 and 2015 from our 2017 audited consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data for fiscal years 2014 and 2013 from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Historical results are not necessarily indicative of the results that may be expected for future periods. The summary historical consolidated data presented below should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes and other financial data appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
(in thousands except per share data)	October 31, 2017	October 29, 2016	October 31, 2015	October 31, 2014	October 31, 2013
Net sales	$2,267,783	$1,925,999	$1,735,081	$1,721,116	$1,173,051
Cost of sales	1,973,179	1,696,068	1,553,127	1,557,877	1,055,743
Gross profit	294,604	229,931	181,954	163,239	117,308
Operating expenses:
Selling, general and administrative	188,257	139,771	102,309	111,820	88,618
Research and development costs	4,219	4,815	5,106	8,275	1,863
Restructuring(1)	4,516	3,521	3,869	3,376	11,178
Amortization of intangible assets	14,924	9,423	8,586	8,790	6,159
Total operating expenses	211,916	157,530	119,870	132,261	107,818
Operating income	82,688	72,401	62,084	30,978	9,490
Interest expense, net	20,747	29,158	27,272	26,195	23,222
Gain on bargain purchase(2)	—	—	—	—	(36,495)
Loss on early extinguishment of debt(3)	11,920	—	—	—	9,220
Income before provision (benefit) for income taxes	50,021	43,243	34,812	4,783	13,543
Provision (benefit) for income taxes	18,650	13,050	11,935	3,295	(11,483)
Net income	$31,371	$30,193	$22,877	$1,488	$25,026
Weighted-average shares of common stock outstanding(4)
Basic	60,738,242	51,587,164	52,761,380	52,789,250	47,456,240
Diluted	62,405,492	51,773,685	52,818,969	52,797,431	47,457,440
Income per share of common stock
Basic	$0.52	$0.59	$0.43	$0.03	$0.53
Diluted	$0.50	$0.58	$0.43	$0.03	$0.53

	As of
(in thousands)	October 31, 2017	October 29, 2016	October 31, 2015	October 31, 2014	October 31, 2013
Balance Sheet Data:
Cash and cash equivalents	$17,838	$10,821	$4,968	$12,519	$18,025
Property, plant and equipment, net	217,083	146,422	89,145	84,241	84,756
Total assets	1,254,432	889,019	695,821	705,687	707,238
Total liabilities	681,992	628,803	455,907	487,170	490,741
Contingently redeemable common stock	—	22,293	15,350	15,418	13,894
Total shareholders’ equity	$572,440	$237,923	$224,564	$203,099	$202,603

(1)

In fiscal year 2017, the Company restructured some of its management functions in its Commercial segment and in its Corporate office and incurred personnel costs, including severance and other employee benefit payments of approximately $1.5 million. At October 31, 2017, a balance of $0.6 million of the restructuring costs remained unpaid. In the fourth quarter of fiscal year 2016, the Company implemented a strategic plan to relocate production of Goshen buses to its Salina, KS and Imlay City, MI facilities. The Company recognized $3.0 million of costs associated with the relocation, including but not limited to personnel costs, severance and bonuses in fiscal year 2017, and $0.7 million of such costs were recognized in fiscal year 2016.

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

Restructuring costs incurred in fiscal year 2015 represent costs related to a restructuring of the Company’s management functions and various product lines, and include $3.9 million of personnel costs including severance, stay bonuses, vacation and other benefits, and $0.8 million of inventory obsolescence reserves for discontinued product lines, which are recognized as a component of cost of sales in the Company’s consolidated statements of income.

Restructuring costs incurred in fiscal year 2014 represent costs related to the MRV and SJC acquisitions and include $3.4 million of personnel costs, including severance, bonuses, vacation and dealer and distributor reassignment and a charge of $4.1 million of costs related to the disposition of inventory for discontinued products through discounted sales and returning material to vendors at a discount. Restructuring costs related to inventory are recognized as a component of cost of sales in the Company’s consolidated statements of income.

Restructuring costs incurred in fiscal year 2013 include severance and relocation costs, related to the relocation of MRV manufacturing to Decatur, Indiana, and the relocation of manufacturing of the assets of SJC to Winter Park, Florida.

(2)	Bargain purchase gains related to the acquisitions of MRV, the assets of SJC and the commercial bus businesses of Thor Industries, Inc. (the “Thor Bus Acquisition”).
(3)

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

On October 21, 2013, the Company issued $200 million of Senior Secured Notes maturing on November 1, 2019 and entered into the 2013 ABL Facility for $150 million to pay off existing indebtedness and pay a portion of the purchase price for the Thor Bus Acquisition. In connection with this refinancing, the Company recognized a loss on debt extinguishment of $9.2 million, which was comprised of prepayment fees and the write-off of previously capitalized debt issuance costs. The Company redeemed the entire outstanding balance of its Senior Secured Notes, including a prepayment premium and accrued interest, and partially paid down the then outstanding balance of its 2013 ABL Facility.

(4)	A reconciliation of the calculation of basic and diluted weighted-average shares of common stock is as follows:

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015	October 31, 2014	October 31, 2013
Basic weighted-average shares of common stock outstanding	60,738,242	51,587,200	52,761,380	52,789,250	47,456,240
Dilutive stock options	1,652,521	186,560	57,589	8,181	1,200
Dilutive restricted stock units	14,729	—	—	—	—
Diluted weighted-average shares of common stock outstanding	62,405,492	51,773,760	52,818,969	52,797,431	47,457,440

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This discussion and analysis should be read in conjunction with the accompanying audited and unaudited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 63% of our net sales during fiscal year 2017 came from products where we believe we hold such share positions.

In fiscal year 2017, our net sales were $2,267.8 million, which were $341.8 million, or 17.7%, greater than fiscal year 2016. This increase in net sales was due to increases in our Fire & Emergency and Recreation segments. In fiscal year 2018 we expect sales in our Fire & Emergency segment to increase at a rate slightly better than the sales percent increase for the overall company due to increased unit volume, as a result of the full year impact of the Ferrara Fire Apparatus (“Ferrara”) acquisition, and strong end-market demand across both our fire and ambulance product lines. In our Commercial segment for fiscal year 2018, we expect net sales to increase at a rate below the net sales percent increase for the entire company. In our Recreation segment, we expect net sales to increase in fiscal year 2018 versus fiscal year 2017 at a rate better than the net sales percent increase for the overall company as a result of higher unit sales volume in both Class A and Class C RV units due to end market demand growth, continued growth in market share across both RV classes and as a result of the Renegade and Midwest Automotive Designs (“Midwest”) acquisitions.

Gross profit and gross margin percentage were $294.6 million and 13.0%, respectively, in fiscal year 2017, which were $64.7 million and 105 basis points higher than in fiscal year 2016. These improvements in gross profit and gross margin percentage were due to realized benefits from higher sales (including parts), our ongoing materials sourcing initiatives, a more profitable mix of sales in our Fire & Emergency segment, lower cost of quality and strategic pricing actions.

Selling, general and administrative (“SG&A”) expenses in fiscal year 2017 were $188.3 million which is an increase of $48.5 million compared to fiscal year 2016. This increase was primarily due to additional SG&A expenses from acquired companies and higher stock compensation expense related to our IPO.

Amortization of intangible assets was $14.9 million in fiscal year 2017, compared to $9.4 million in fiscal year 2016. The increase in amortization expenses was due to the amortization of the intangible assets recorded as part of the acquisition of Renegade in December 2016, the acquisitions of Ferrara and Midwest in April 2017 and the acquisition of KME in April 2016. As a result of these acquisitions, the Company estimates future amortization expense for intangible assets to approximate $12.0 million in fiscal year 2018. This anticipated amortization expense may be adjusted in future periods pending the final completion of the detailed valuation of intangible assets acquired as a result of fiscal year 2017 acquisitions.

Interest expense was $20.7 million in fiscal year 2017, which is a decrease of $8.4 million compared to the same period in fiscal year 2016. The decrease in interest expense was due to the impact of debt reduction from our IPO and our debt refinancing in April 2017.

Net income was $31.4 million in fiscal year 2017, compared to net income of $30.2 million in fiscal year 2016. Adjusted Net Income in fiscal year 2017 was $75.9 million, which is a 42.7% increase over $53.2 million in fiscal year 2016.

Diluted net income per common share was $0.50 in fiscal year 2017 compared to $0.58 in fiscal year 2016. Adjusted diluted net income per common share was $1.22 per share in fiscal year 2017, which is a 18.4% increase from $1.03 in fiscal year 2016 even with a greater number of weighted average shares outstanding in fiscal year 2017. A reconciliation of net income to Adjusted Net Income is included in the section “—Adjusted EBITDA and Adjusted Net Income” below.

Adjusted EBITDA was $162.5 million fiscal year 2017, an increase of $39.7 million or 32.3%, from $122.8 million in fiscal year 2016. This increase in Adjusted EBITDA was primarily the result of acquisitions and higher net sales and gross profit from certain business segments described above. A detailed reconciliation of net income to Adjusted EBITDA is included in the section “—Adjusted EBITDA and Adjusted Net Income” below.

Capital expenditures were $54.0 million in fiscal year 2017, and were primarily comprised of expenditures for manufacturing facility equipment and improvements, new product tooling, our ongoing ERP system implementation, and the continued rollout of our online parts sales infrastructure.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) and Ferrara brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry and customers often buy more than one REV Fire & Emergency product line. In April 2017, we acquired Ferrara Fire Apparatus, a leader in custom fire apparatus and rescue vehicles.

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Krystal Coach, Federal Coach, Champion and World Trans. We serve the terminal truck market through the Capacity brand, the sweeper market through the Lay-Mor brand and the mobility van market through our recently recast Revability brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), Type A school buses (small school bus built on commercial chassis), and mobility vans (mini-van converted to be utilized by wheelchair passengers). Within each market segment, we produce a large number of customized configurations to address the diverse needs of our customers.

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

While less economically sensitive than the Recreation segment and our terminal truck business, our Fire & Emergency segment and the remainder of the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Reduced municipal tax revenues resulting from the 2008 recession led to a decline in these markets. As fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, their purchase is more deferrable, which can result in reduced demand for our products.

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Cost Management Initiatives

Our recent operating results reflect the impact of our ongoing initiatives to lower our operating costs to expand our profit margins. Purchased materials, including chassis, represent our largest component of costs of sales. We operate a centralized strategic procurement organization dedicated to reducing our overall level of materials spend across our three segments, while simplifying and standardizing suppliers and parts. Reduction in our cost of quality is also a major enterprise-wide focus. We share best practices and manage improvement initiatives from a central operations team as well as at the individual business unit level.

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

Impact of Initial Public Offering

Prior to our IPO, our stockholders were party to a shareholders agreement that was amended and restated in its entirety as a result of the IPO. That previous shareholders agreement provided for, among other things, an employee stockholder to sell their stock back to the Company when he or she is terminated by the Company without cause or for good reason, death, disability, retirement or dissolution. This provision required us to recognize the value of these outstanding shares as temporary equity in our consolidated balance sheet, with changes in the fair value recorded as an adjustment to retained earnings. The aforementioned rights of the employee stockholder to sell his or her shares of common stock lapsed upon completion of our IPO and, at that time, those outstanding shares which were held by an employee were reclassified to shareholders’ equity on our consolidated balance sheet. As a result of the IPO, the fair value of our common stock held by employees subject to the previous shareholders agreement was $35.4 million, which was reclassified to additional paid in capital on the Company’s consolidated balance sheet on the IPO date.

Stock Compensation Expense

As a result of our IPO, outstanding stock options which had previously been recorded as a liability on the Company’s balance sheet were reclassified to permanent equity. On the date of the IPO, vesting of 846,000 of these liability awards were accelerated, and there were 1,528,000 of vested liability option awards. All liability option awards were re-measured at fair value based upon the IPO offering price of $22.00 per share. Also as a result of the IPO, the Company recorded stock compensation expense of $13.3 million due to the change in fair value of the liability option awards and $8.9 million due to stock options which immediately vested.

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

Our units represent a wide range of products at various price points, with higher value-added units at higher price points typically resulting in higher gross margins. Additionally, large orders of similar units typically provide operational efficiencies that contribute to higher gross margins. As such, our management also utilizes unit volume sales mix to analyze the performance of our business.

Selling, General and Administrative Expenses

We evaluate our selling, general and administrative expenses in order to identify areas where we can further invest or create cost savings. Such investments or spending reductions could include items such as third-party services and cost of administrative processes. These expenses consist primarily of personnel costs, sales and marketing expenses, as well as other expenses associated with facilities unrelated to our manufacturing and supply chain network, internal management expenses and expenses for finance, information systems, legal, business development, human resources, purchasing and other administrative functions.

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

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

	Fiscal Year Ended		Increase (Decrease)
($ in thousands)	October 31, 2017	October 29, 2016	$	%
Net sales	$2,267,783	$1,925,999	$341,784	17.7%
Cost of sales	1,973,179	1,696,068	277,111	16.3%
Gross profit	294,604	229,931	64,673	28.1%
Operating expenses:
Selling, general and administrative	188,257	139,771	48,486	34.7%
Research and development costs	4,219	4,815	(596)	(12.4)%
Restructuring	4,516	3,521	995	28.3%
Amortization of intangible assets	14,924	9,423	5,501	58.4%
Total operating expenses	211,916	157,530	54,386	34.5%
Operating income	82,688	72,401	10,287	14.2%
Interest expense, net	20,747	29,158	(8,411)	(28.8)%
Loss on early extinguishment of debt	11,920	—	11,920	—
Income before provision for income taxes	50,021	43,243	6,778	15.7%
Provision for income taxes	18,650	13,050	5,600	42.9%
Net income	$31,371	$30,193	$1,178	3.9%
Adjusted EBITDA	$162,534	$122,825	$39,709	32.3%
Adjusted Net Income	$75,872	$53,174	$22,698	42.7%

Net Sales. Consolidated net sales were $2,267.8 million for fiscal year 2017, an increase of $341.8 million, or 17.7%, from $1,926.0 million for fiscal year 2016. The increase in consolidated net sales was primarily due to an increase in net sales of $216.0 million and $181.8 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $58.9 million in the Commercial segment. The increase in Fire & Emergency segment net sales were due to $151.9 million of incremental net sales from acquired companies, higher ambulance and fire apparatus unit volumes, and higher average selling prices for both fire trucks and ambulances. The increase in net sales in the Recreation segment was primarily due to higher unit sales volumes of Class A and Class C vehicles, and $112.6 million of incremental net sales from acquired companies. The decrease in Commercial segment net sales was primarily due to lower shuttle bus unit volume compared to the prior year. Excluding net sales from acquired companies, net sales in fiscal year 2017 increased $76.3 million or 4.0% compared to the prior year.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 87.0% for fiscal year 2017 as compared to 88.1% for fiscal year 2016. The decrease in consolidated cost of sales, as a percentage of net sales, was primarily due to net reductions in the costs of materials resulting from specific sourcing initiatives, lower cost of quality, and the benefits of higher production volumes. In addition, cost of sales in fiscal year 2017 were lower as a percent of net sales due to strategic pricing initiatives for certain vehicle classes.

Gross Profit. Consolidated gross profit was $294.6 million for fiscal year 2017, an increase of $64.7 million, or 28.1% from $229.9 million for fiscal year 2016. Consolidated gross profit, as a percentage of net sales, was 13.0% and 11.9% for fiscal year 2017 and fiscal year 2016, respectively. The 105 basis points increase in gross profit, as a percentage of net sales, was due to the combination of higher net sales and lower cost of sales described above, as well as higher aftermarket parts sales volume in fiscal year 2017 compared to fiscal year 2016.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $188.3 million for fiscal year 2017, an increase of $48.5 million, or 34.7%, from $139.8 million for fiscal year 2016. Selling, general and administrative expenses, as a percentage of net sales, were 8.3% and 7.3% for fiscal year 2017 and fiscal year 2016, respectively. The increase in selling, general and administrative expenses was due primarily to expenses from acquired companies, increased stock-based compensation expense as a result of our IPO and higher employee payroll and benefit costs compared to the prior year. Selling, general and administrative expenses for fiscal year 2017 included $26.6 million of stock-based compensation expense. Fiscal year 2017 stock-based compensation expense is made up of $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million related to the redemption of performance-based stock options.

Research and Development. Consolidated research and development costs were $4.2 million for fiscal year 2017, a decrease of $0.6 million, or 12.4% from $4.8 million for fiscal year 2016.

Due to the customized nature of many of our products and customer contracts, other costs for new product development are incurred and realized as a component of cost of sales.

Restructuring. Consolidated restructuring costs were $4.5 million for fiscal year 2017, compared to $3.5 million in fiscal year 2016. Restructuring costs in fiscal year 2017 represent costs incurred to restructure some of the Company’s management functions in the Commercial segment and in our Corporate office, which consisted of personnel costs, including severance and other employee benefit payments. In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our mobility van production facility from Salina, Kansas to Longview, Texas.

Amortization of Intangible Assets. Consolidated amortization of intangible assets was $14.9 million for fiscal year 2017, compared to $9.4 million for fiscal year 2016. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisition of KME in April 2016, Renegade in December 2016 and Midwest and Ferrara in April 2017.

Interest Expense. Consolidated interest expense was $20.7 million for fiscal year 2017, a decrease of $8.4 million, or 28.8% from $29.2 million for fiscal year 2016, respectively. Interest expense decreased primarily due to the repayment of our Notes in February 2017 with net proceeds from our IPO and the impact of our debt refinancing in April 2017.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $11.9 million for fiscal year 2017, which includes losses recognized upon the redemption of our Notes in February 2017 and our April 2017 re-financing. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount resulting from the redemption of our Notes. Loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

Income Taxes. Consolidated income tax expense was $18.7 million for fiscal year 2017, an increase of $5.6 million from $13.1 million expense for fiscal year 2016. The effective income tax rate was 37.3% and 30.2% for fiscal year 2017 and fiscal year 2016, respectively. The increase in the Company’s effective income tax rate, relative to the prior fiscal year, relates primarily to a prior year beneficial adjustment to deferred income tax balances.

Net Income. Consolidated net income was $31.4 million for fiscal year 2017, an increase of $1.2 million, or 3.9% from net income of $30.2 million for fiscal year 2016.

Adjusted Net Income. Consolidated Adjusted net income in fiscal year 2017 was $75.9 million, which is a 42.7% increase over $53.2 million in fiscal year 2016.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $162.5 million for fiscal year 2017, an increase of $39.7 million, or 32.3%, from $122.8 million for fiscal year 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit, resulting from higher net sales, lower manufacturing costs and the impact of acquisitions. Excluding acquisitions, consolidated Adjusted EBITDA increased 19.1% for fiscal year 2017 compared to fiscal year 2016.

Fire & Emergency Segment

	Fiscal Year Ended		Increase (Decrease)
($ in thousands)	October 31, 2017	October 29, 2016	$	%
Net sales	$984,036	$768,053	$215,983	28.1%
Adjusted EBITDA	109,480	85,170	24,310	28.5%

Net Sales. Fire & Emergency segment net sales were $984.0 million for fiscal year 2017, an increase of $216.0 million, or 28.1%, from $768.1 million for fiscal year 2016. Net sales of fire apparatus increased $176.9 million due primarily to sales from acquired companies and increased fire apparatus and ambulance units sold in our legacy businesses. In fiscal year 2017, we had incremental net sales of $151.9 million from KME and Ferrara, which were acquired in April 2016 and April 2017. Net sales of ambulance units increased $39.1 million compared to the prior year due to an increased mix of higher content vehicles and an increase in units sold. Excluding the impact of net sales from acquired companies, Fire & Emergency segment net sales increased 8.3% compared to the prior year.

Adjusted EBITDA. Fire & Emergency segment Adjusted EBITDA was $109.5 million for fiscal year 2017, an increase of $24.3 million, or 28.5%, from $85.2 million for fiscal year 2016. The increase in Adjusted EBITDA was primarily due to increased net sales from KME and Ferrara, mix shift toward higher content fire apparatus and modular ambulance vehicles, and operational improvements, including lower material costs and manufacturing cost reductions, and strategic pricing initiatives. These Adjusted EBITDA increases were partially offset by an increase in selling, general and administrative expenses from acquired companies. Excluding the impact of acquisitions, Fire & Emergency segment Adjusted EBITDA increased 21.0% compared to the prior year.

Commercial Segment

	Fiscal Year Ended		Increase (Decrease)
($ in thousands)	October 31, 2017	October 29, 2016	$	%
Net sales	$620,129	$679,033	$(58,904)	(8.7)%
Adjusted EBITDA	50,540	53,414	(2,874)	(5.4)%

Net Sales. Commercial segment net sales were $620.1 million for fiscal year 2017, a decrease of $58.9 million, or 8.7%, from $679.0 million for fiscal year 2016. The decrease in net sales was due primarily to a decrease in the number of shuttle and school bus units sold compared to the prior year, partially offset by higher sales of transit buses and terminal trucks compared to the prior year. This was also partially offset by higher average realized pricing compared to the prior year due to sales mix and strategic pricing initiatives. Excluding the impact of net sales from acquired companies, Commercial segment net sales decreased 8.8% compared to the prior year.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $50.5 million for fiscal year 2017, a decrease of $2.9 million, or 5.4%, from $53.4 million for fiscal year 2016. The decrease in Adjusted EBITDA was primarily due to reduced shuttle bus unit volume compared to the prior year, which was offset by lower material costs, increased average realized pricing, and a shift in sales mix toward transit buses and terminal trucks as a percentage of total segment sales. Excluding the impact of acquisitions, Commercial segment Adjusted EBITDA decreased 4.8% compared to the prior year.

Recreation Segment

	Fiscal Year Ended		Increase (Decrease)
($ in thousands)	October 31, 2017	October 29, 2016	$	%
Net sales	$659,831	$478,071	$181,760	38.0%
Adjusted EBITDA	36,220	11,005	25,215	229.1%

Net Sales. Recreation segment net sales were $659.8 million for fiscal year 2017, an increase of $181.8 million, or 38.0%, from $478.1 million for fiscal year 2016. The increase in net sales was due to an increase in organic unit volume and average selling prices as well as the impact of acquired companies. The increase in organic unit volume was due to an increase in both Class A and Class C units sold for fiscal year 2017 compared to the prior year. The increase in average selling prices was due to an improved mix of sales, compared to the prior year, as well as strategic pricing initiatives. Net sales from acquired companies were $112.6 million for fiscal year 2017. Excluding the impact of net sales from acquired companies, Recreation segment net sales increased 14.5% compared to the prior year.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $36.2 million for fiscal year 2017, an increase of $25.2 million, or 229.1%, from $11.0 million for fiscal year 2016. The increase in Adjusted EBITDA was primarily due to an increase in gross profit offset partially by an increase in selling, general and administrative expenses. The increase in gross profit was due to higher unit sales volumes, lower cost of materials, lower cost of quality as a percentage of sales, higher average selling prices resulting from product mix, and the impact of acquired companies. The increase in selling, general and administrative expenses was due primarily to expenses from acquired companies. Excluding the impact of acquisitions, Recreation segment Adjusted EBITDA increased 136.7% compared to the prior year.

Fiscal Year 2016 Compared to Fiscal Year 2015

	Fiscal Year Ended		Increase (Decrease)
($ in thousands)	October 29, 2016	October 31, 2015	$	%
Net sales	$1,925,999	$1,735,081	$190,918	11.0%
Cost of sales	1,696,068	1,553,127	142,941	9.2%
Gross profit	229,931	181,954	47,977	26.4%
Operating expenses:
Selling, general and administrative	139,771	102,309	37,462	36.6%
Research and development costs	4,815	5,106	(291)	(5.7)%
Restructuring	3,521	3,869	(348)	(9.0)%
Amortization of intangible assets	9,423	8,586	837	9.7%
Total operating expenses	157,530	119,870	37,660	31.4%
Operating income	72,401	62,084	10,317	16.6%
Interest expense	29,158	27,272	1,886	6.9%
Income before provision for income taxes	43,243	34,812	8,431	24.2%
Provision for income taxes	13,050	11,935	1,115	9.3%
Net income	$30,193	$22,877	$7,316	32.0%
Adjusted EBITDA	$122,825	$90,126	$32,699	36.3%
Adjusted Net Income	$53,174	$34,017	$19,157	56.3%

Net Sales. Consolidated net sales were $1,926.0 million for fiscal year 2016, an increase of $190.9 million, or 11.0%, from $1,735.1 million for fiscal year 2015. The increase in consolidated net sales was primarily due to an increase in net sales of $147.9 million and $65.1 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $22.9 million in the Commercial segment. Increases in Fire & Emergency segment net sales were due to higher fire apparatus volumes, $97.2 million of net sales from KME, which was acquired in April 2016, and higher average selling prices for both fire apparatus and ambulances. Higher net sales in the Recreation segment were due to higher unit sales volumes primarily in its Class A diesel products. Lower Commercial segment net sales were primarily due to lower shuttle bus units shipped during fiscal year 2016.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 88.1% for fiscal year 2016 as compared to 89.5% for fiscal year 2015. The decrease in consolidated cost of sales, as a percentage of net sales, was primarily due to a decrease in cost of sales in the Fire & Emergency and Commercial segments, offset by an increase in cost of sales in the Recreation segment. The aggregate reduction in cost of sales for the Company was due to the enterprise-wide implementation of strategic price increases, net reductions in the costs of materials resulting from specific sourcing initiatives, and the benefits of higher unit sales volumes.

Gross Profit. Consolidated gross profit was $229.9 million for fiscal year 2016, an increase of $48.0 million, or 26.4% from $182.0 million for fiscal year 2015. Consolidated gross profit, as a percentage of net sales, was 11.9% and 10.5% for fiscal year 2016 and fiscal year 2015, respectively. The increase in gross profit, as a percentage of net sales, was due to the combination of higher net sales and lower cost of sales described above.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $139.8 million for fiscal year 2016, an increase of $37.5 million, or 36.6%, from $102.3 million for fiscal year 2015. Selling, general and administrative expenses, as a percentage of sales, were 7.3% and 5.9% for fiscal year 2016 and fiscal year 2015, respectively. The increase in selling, general and administrative expenses was due primarily to increased corporate and marketing expenses. In addition, selling, general and administrative expenses for fiscal year 2016 included $19.7 million of stock-based compensation expense, of which $10.3 million pertains to the acceleration and repurchase of outstanding options from former employees and $6.5 million pertains to the remeasurement of outstanding liability awards to fair value, which were required to be recorded at fair value as a result of becoming a public entity after the filing of our Form S-1 with the SEC.

Research and Development. Consolidated research and development costs for fiscal year 2016 were $4.8 million, a decrease of $0.3 million, or 5.7% from $5.1 million for fiscal year 2015. The reduction was largely due to the timing and mix of product development programs and testing, with higher spending in fiscal year 2015 for a fully redesigned terminal truck that was introduced to the market in 2015 and for the development of new RV models introduced in 2015 and 2016.

Restructuring. Consolidated restructuring costs were $3.5 million for fiscal year 2016, compared to $3.9 million in fiscal year 2015. In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our mobility van production from Salina, Kansas to Longview, Texas.

Amortization of Intangible Assets. Consolidated amortization of intangible assets was $9.4 million for fiscal year 2016, compared to $8.6 million for fiscal year 2015. The increase in amortization expenses was due primarily to the amortization of the additional intangible assets recorded as part of the acquisition of KME in April 2016.

Interest Expense. Consolidated interest expense was $29.2 million and $27.3 million for fiscal year 2016 and fiscal year 2015, respectively. The increase in consolidated interest expense was due primarily to additional interest expense from our revolving credit facility, which was primarily due to higher borrowings for capital expenditures and business acquisitions compared to the prior year.

Income Taxes. Consolidated income tax expense was $13.1 million in fiscal year 2016, an increase of $1.1 million compared to $11.9 million in fiscal year 2015. The effective income tax rate was 30.2% and 34.3% for fiscal year 2016 and fiscal year 2015, respectively. The decrease in the Company’s effective income tax rate for fiscal year 2016, relative to the prior fiscal year, related primarily to a discrete adjustment to deferred income tax balances. The adjustment was not material to the Company’s current or previously issued financial statements.

Net Income. Consolidated net income was $30.2 million for fiscal year 2016, an increase of $7.3 million, or 32.0% from $22.9 million for fiscal year 2015.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $122.8 million for fiscal year 2016, an increase of $32.7 million, or 36.3%, from $90.1 million for fiscal year 2015. The increase in Adjusted EBITDA was primarily due to an increase in gross profit, offset partially by an increase in selling, general and administrative expenses.

Adjusted Net Income. Consolidated Adjusted Net Income was $53.2 million for fiscal year 2016, an increase of $19.2 million, or 56.3% from $34.0 million for fiscal year 2015. The increase in Adjusted Net Income was primarily due to an increase in gross profit, offset partially by an increase in selling, general and administrative expenses.

Fire & Emergency Segment

	Fiscal Years Ended		Increase (Decrease)
($ in thousands)	October 29, 2016	October 31, 2015	$	%
Net sales	$768,053	$620,161	$147,892	23.8%
Adjusted EBITDA	85,170	63,306	21,864	34.5%

Net Sales. Fire & Emergency segment net sales were $768.1 million for fiscal year 2016, an increase of $147.9 million, or 23.8%, from $620.2 million for fiscal year 2015. Net sales of fire apparatus increased $134.1 million compared to the prior year, due primarily to net sales of $97.2 million from KME, which was acquired in April 2016, net sales of $38.3 million from the acquisition of certain assets and assumed liabilities of Hall-Mark Fire Apparatus Inc. (“Hall-Mark” and the “Hall-Mark Acquisition”) in November 2015, and a larger mix of higher content units from our legacy fire business. Net sales of ambulance units increased $13.8 million compared to the prior year due primarily to sales mix of higher content units, offset by lower unit volume. In addition, net sales across all Fire & Emergency products increased due to the implementation of strategic price increases for certain models and markets.

Adjusted EBITDA. Fire & Emergency segment Adjusted EBITDA was $85.2 million for fiscal year 2016, an increase of $21.9 million, or 34.5%, from $63.3 million for fiscal year 2015. The increase in Adjusted EBITDA was primarily due to increased average realized pricing, procurement initiatives and other operational improvements, as well as increased net sales from the acquired KME and the Hall-Mark businesses, which was partially offset by reduced units shipped compared to the prior year and an increase in selling, general and administrative expenses.

Commercial Segment

	Fiscal Years Ended		Increase (Decrease)
($ in thousands)	October 29, 2016	October 31, 2015	$	%
Net sales	$679,033	$701,980	$(22,947)	(3.3)%
Adjusted EBITDA	53,414	39,095	14,319	36.6%

Net Sales. Commercial segment net sales were $679.0 million for fiscal year 2016, a decrease of $22.9 million, or 3.3%, from $702.0 million for fiscal year 2015. The decrease in net sales was due primarily to a decrease in shuttle bus unit volume due to selective bid participation, partially offset by higher sales of Type A school buses and transit buses compared to the prior year. This was partially offset by higher average realized pricing compared to the prior year.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $53.4 million for fiscal year 2016, an increase of $14.3 million, or 36.6%, from $39.1 million for fiscal year 2015. The increase in Adjusted EBITDA was primarily due to increased average realized pricing and lower material costs, as well as lower selling, general and administrative expenses, which was partially offset by reduced unit volume compared to the prior year.

Recreation Segment

	Fiscal Years Ended		Increase (Decrease)
($ in thousands)	October 29, 2016	October 31, 2015	$	%
Net sales	$478,071	$412,940	$65,131	15.8%
Adjusted EBITDA	11,005	1,507	9,498	630.3%

Net Sales. Recreation segment net sales were $478.1 million for fiscal year 2016, an increase of $65.1 million, or 15.8%, from $412.9 million for fiscal year 2015. The increase in net sales was due primarily to an increase in Class A diesel and Class C units sold compared to the prior year due to greater end market demand and lower net sales from the intentional slowdown in production in the prior year. This was partially offset by fewer units sold of Class A gas models compared to the prior year.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $11.0 million for fiscal year 2016, an increase of $9.5 million, or 630.3%, from $1.5 million for fiscal year 2015. The increase in Adjusted EBITDA was primarily due to an increase in unit volume, benefits from procurement initiatives and lower sales discounting, partially offset by the increase in cost of sales as a percentage of net sales due to product mix and an increase in selling, general and administrative expenses.

Backlog

Backlog represents orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment (in thousands):

			Increase (Decrease)
	October 31, 2017	October 29, 2016	$	%
Fire & Emergency	$590,268	$550,769	$39,499	7.2%
Commercial	366,447	226,067	140,380	62.1%
Recreation	144,847	80,420	64,427	80.1%
Corporate & Other	27	—	27	n/m
Total Backlog	$1,101,589	$857,256	$244,333	28.5%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration. Our businesses take orders from our dealers and end customers that are evidenced by a firm purchase order for delivery of one or many specialty vehicles and parts with a given specification over a period of time. These firm orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the purchase order is received. We do not include verbal commitments or promised orders in our reported backlog. For fiscal year 2017, our backlog was $1,101.6 million compared to $857.3 million in fiscal year 2016. The increase in Fire & Emergency and Recreation backlogs were partially due to the current year acquisitions of Ferrara, Renegade and Midwest. In addition, our Commercial segment backlog at October 31, 2017 includes a portion of a large transit bus order that is expected to begin delivering in early fiscal year 2019. We expect that approximately $183.0 million of our current backlog will not be produced and sold within the next 12 months following October 31, 2017.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statement of operations data for each of the quarters in fiscal years 2016 and 2017. The information for each of these quarters has been prepared on the same basis as our audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
(in thousands)	October 31, 2017	July 29, 2017	April 29, 2017	January 28, 2017	October 29, 2016	July 30, 2016	April 30, 2016	January 30, 2016
Net sales	$683,928	$595,602	$545,316	$442,937	$544,752	$528,238	$480,229	$372,780
Cost of sales	587,694	517,597	472,471	395,417	472,433	464,285	421,509	337,841
Gross profit	96,234	78,005	72,845	47,520	72,319	63,953	58,720	34,939
Operating expense
Selling, general and administrative	48,579	40,576	42,604	56,498	41,870	35,481	35,314	27,106
Research and development costs	859	1,199	963	1,198	1,052	1,330	1,294	1,139
Restructuring costs	1,038	2,279	335	864	714	57	(215)	2,965
Amortization of intangible assets	4,506	5,109	2,695	2,614	2,475	2,505	2,200	2,243
Total operating expenses	54,982	49,163	46,597	61,174	46,111	39,373	38,593	33,453
Interest expense, net	5,294	4,560	3,416	7,478	8,331	7,364	6,776	6,687
Loss on early extinguishment of debt	—	—	11,920	—	—	—	—	—
Income (loss) before provision (benefit) for income taxes	35,958	24,282	10,912	(21,132)	17,877	17,216	13,351	(5,201)
Provision (benefit) for income taxes	13,289	9,091	4,099	(7,829)	5,796	4,136	5,309	(2,191)
Net income (loss)	22,669	15,191	6,813	(13,303)	12,081	13,080	8,042	(3,010)
Depreciation and amortization	11,001	11,538	7,853	7,421	7,478	6,856	5,387	4,872
Interest expense, net	5,294	4,560	3,416	7,478	8,331	7,364	6,776	6,687
Provision (benefit) for income taxes	13,289	9,091	4,099	(7,829)	5,796	4,136	5,309	(2,191)
EBITDA	52,253	40,380	22,181	(6,233)	33,686	31,436	25,514	6,358
Transaction expenses(a)	2,460	503	1,861	378	48	196	1,385	—
Sponsor expenses(b)	156	80	207	131	69	25	100	25
Restructuring costs(c)	1,038	2,279	335	864	714	57	(215)	2,965
Stock-based compensation expense(d)	496	314	311	25,506	7,394	1,052	5,563	5,683
Non-cash purchase accounting(e)	1,990	1,913	746	465	73	697	—	—
Loss on early extinguishment of debt(f)	—	—	11,920	—	—	—	—	—
Adjusted EBITDA	$58,393	$45,469	$37,561	$21,111	$41,984	$33,463	$32,347	$15,031

(a)	Reflects costs incurred in connection with business acquisitions and offerings of our common stock.
(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(c)

In fiscal year 2017, the Company restructured some of its management functions in its Commercial segment and in its Corporate office and incurred personnel costs, including severance and other employee benefit payments of approximately $1.5 million. At October 31, 2017, a balance of $0.6 million of the restructuring costs remained unpaid. In the fourth quarter of fiscal year 2016, the Company implemented a strategic plan to relocate production of Goshen buses to its Salina, KS and Imlay City, MI facilities. The Company recognized $3.0 million of costs associated with the relocation, including but not limited to personnel costs, severance and bonuses in fiscal year 2017, and $0.7 million of such costs were recognized in fiscal year 2016.

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

(d)

Reflects expenses associated with stock-based compensation. For fiscal year 2017, stock-based compensation expense included $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from our IPO and $3.3 million related to the redemption of performance based stock options. For the fiscal year 2016, stock-based compensation expense included $10.3 million related to the redemption of performance based stock options. For fiscal year 2016, stock-based compensation expense included $10.3 million for the accelerated vesting of stock options held by former employees, which were subsequently redeemed for cash. Approximately $6.5 million of stock-based compensation expense for fiscal year 2016 related to the non-cash remeasurement of outstanding liability awards to fair value. The remeasurement of the liability awards was required as a result of the Company becoming a public entity after the filing with the SEC in connection with its IPO. The remaining stock-based compensation expense of $2.9 million for fiscal year 2016 was a non-cash charge for stock options vesting on their normal vesting schedule that were not repurchased by us as described above. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following our IPO. For this reason, we expect substantially all of our future stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

(e)	Reflects the amortization of the difference between the fair market and book value of certain acquired inventory which was sold.
(f)

Includes prepayment premiums and write-offs of unamortized debt issuance costs and original issue discount recognized upon the redemption of our Notes in February 2017, as well as the write-off of unamortized debt issuance costs from the Company’s previous revolving credit facility as a result of the Company’s ABL refinancing in April 2017.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, inventory management, acquiring machinery and equipment, acquiring and building manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service payments, regular quarterly dividend payments, and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our revolving credit facilities.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, cash dividends and additional expenses we expect to incur as a public company. However, we cannot assure you that our cash provided by operating activities and borrowings under the April 2017 ABL Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the April 2017 ABL Facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Working capital at October 31, 2017 (defined as current assets (excluding cash) minus current liabilities (excluding current portion of long-term debt) was $299.7 million compared to $187.3 million at October 29, 2016. The increase in working capital was primarily due to incremental working capital from companies acquired in the current year, as well as an increase in accounts receivable due to higher net sales in the fourth quarter of fiscal year 2017 compared to the prior year fourth quarter, and a corresponding increase in inventory to support an anticipated growth in sales.

Long-term debt, excluding current maturities, at October 31, 2017 was $229.1 million compared to $256.0 million at October 29, 2016. Long-term debt decreased primarily due to the use of net proceeds from our IPO to redeem our Notes and partially pay down the outstanding balance on our revolving credit, offset by the increase in working capital described above, increased borrowings to fund the acquisitions of Renegade, Midwest and Ferrara and capital expenditures in fiscal year 2017.

Cash Flow

The following table shows summary cash flows for fiscal years 2017, 2016 and 2015 (in thousands):

	Fiscal Years Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$33,175	$75,570	$25,639
Net cash used in investing activities	(229,102)	(84,430)	(15,617)
Net cash provided by (used in) financing activities	202,944	14,713	(17,573)
Net increase in cash and cash equivalents	$7,017	$5,853	$(7,551)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal year 2017 was $33.2 million, compared to $75.6 million for fiscal year 2016. The decrease in cash from operating activities for fiscal year 2017, compared to the prior year was primarily due to an increase in inventory, higher cash outflows for other liabilities and lower incoming customer advance payments, which was partially offset by an increase in current year income from operations and faster current year collections of accounts receivable.

The higher cash outflows for other liabilities in fiscal year 2017, compared to the prior year was partially due to higher management incentive bonus payments made in the first quarter of the current year versus the first quarter of fiscal year 2016 related to the prior year performance. Also, cash outflows were higher due to the timing of income tax payments, which were $5.5 million greater in fiscal year 2017 compared to the prior year. The increase in inventory was due to increased sales volumes and the timing of vehicle production.

Excluding stock-based compensation expense, operating income increased by $17.2 million in fiscal year 2017 compared to fiscal year 2016.

Net cash provided by operating activities for fiscal year 2016 was $75.6 million compared to $25.6 million in fiscal year 2015. The increase in cash provided by activities was due to an increase in operating income in fiscal year 2016 as well as increased cash flows for accounts payable and other liabilities, partially offset by reduced cash flows for accounts receivable and inventories. Operating income increased $10.3 million, which was due to higher gross margin offset by increased corporate and marketing expenses. The increase in cash flows for accounts payable was due to timing of vendor payments. The increase in cash outflows for other liabilities was due to the timing of payments for payroll and related benefits and incentive compensation and income tax payments, as the Company’s accruals for these expenses at the end of fiscal year 2016 were $20.5 million higher than the prior year. The reduced cash flows for accounts receivable was primarily due to increased sales in the fourth quarter of fiscal year 2016, which were $81.7 million higher than the comparable prior year period, and timing of customer payments. The increase in inventory was due primarily to a higher backlog, which increased $154.4 million compared to the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities for fiscal year 2017 of $229.1 million was primarily due to business acquisition activity and capital expenditures. In fiscal year 2017, the Company completed the acquisitions of Renegade, Midwest and Ferrara.

Net cash used in investing activities in fiscal year 2016 was $84.4 million, which consisted primarily of capital expenditures of $48.5 million and $31.7 million of payments for the acquisition of KME.

Net cash used in investing activities for fiscal year 2015 was $15.6 million, which consisted primarily of capital expenditures of $15.4 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for fiscal year 2017 was $202.9 million, which primarily consisted of net proceeds from our IPO offset by the use of those proceeds to redeem our Notes, and further net borrowings from the April 2017 ABL Facility and Term Loan to support acquisitions and working capital requirements.

During fiscal year 2017, the Company paid cash dividends of $6.4 million.

On December 19, 2017, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the first quarter of fiscal year 2018. The dividend is payable on February 28, 2018 to holders of record as of January 28, 2018. Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Net cash provided by financing activities for fiscal year 2016 was $14.7 million, which primarily consisted of net borrowings from our previous ABL facility, offset partially by $21.7 million of payments to redeem common stock and common stock options and the repayment of debt assumed in the Hall-Mark Acquisition.

Net cash used in financing activities for fiscal year 2015 was $17.6 million, which primarily consisted of net repayments of our revolving credit facility and payments to redeem common stock and common stock options, offset partially by the net proceeds from sales of our common stock.

Capital Expenditures

Capital expenditures for fiscal year 2018, excluding any acquisitions, are estimated to be approximately $50 to $55 million.

Offering of Common Stock

On January 26, 2017, the Company announced an IPO of its common stock which began trading on the New York Stock Exchange under the ticker symbol “REVG.” On February 1, 2017, the Company completed the offering of 12,500,000 shares of common stock at a price of $22.00 per share and the Company received approximately $275.0 million in gross proceeds from the IPO, or approximately $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO were used to redeem the entire outstanding balance of its Notes, including a prepayment premium and accrued interest, and partially pay down the then outstanding balance of its revolving credit facility.

Senior Secured Notes

On February 16, 2017, we redeemed in full the outstanding aggregate principal amount of Senior Secured Notes (“Notes”) with a portion of the proceeds from the IPO. The Company paid a prepayment premium of $7.7 million and accrued interest of $4.5 million as of the redemption date.

Term Loan

On April 25, 2017, the Company entered into a $75.0 million term loan (“Term Loan” or “Term Loan Agreement”), as Borrower, with certain subsidiaries of the Company as Guarantor Subsidiaries. Principal may be prepaid at any time during the term of the Term Loan without penalty. The Company incurred $2.0 million in debt issuance costs related to the Term Loan. The Term Loan Agreement expires on April 25, 2022.

April 2017 ABL Facility

On April 25, 2017, the Company entered into a new $350.0 million ABL revolving credit agreement with a syndicate of lenders (the “April 2017 ABL Facility”). The April 2017 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $350.0 million. The total April 2017 ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the April 2017 ABL Agreement. The April 2017 ABL Facility expires on April 25, 2022.

Funds from the April 2017 ABL Facility were used to repay borrowings on the previous ABL Facility and to fund the Ferrara acquisition.

Principal may be repaid at any time during the term of the April 2017 ABL Facility without penalty.

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of October 31, 2017.

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

In April 2017, the Company repaid all outstanding loans and obligations under the ABL Facility in full, and the ABL Facility was terminated.

Contractual Obligations

The below table of material debt and lease commitments at October 31, 2017 summarizes the effect these obligations are expected to have on our cash flows in future periods as set forth in the table below.

($ in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt(a)	$750	$750	$750	$750	$228,625	—	$231,625
Interest(b)	10,062	8,032	7,997	7,961	3,861	—	37,913
Operating leases	3,069	2,459	1,842	1,384	767	149	9,670
Purchasing obligations(c)	4,305	—	—	—	—	—	4,305
Other	401	62	48	5	—	—	516
Total commitments(d)	$18,587	$11,303	$10,637	$10,100	$233,253	$149	$284,029

(a)	Includes estimated principal payments due under our Term Loan and the April 2017 ABL Facility as of October 31, 2017.
(b)	Based on interest rates in effect as of October 31, 2017.
(c)	Includes obligations under non-cancellable purchase orders for raw materials or chassis as of October 31, 2017.
(d)

Unrecognized tax benefits totaling $2.6 million as of October 31, 2017, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 17 to our 2017 audited consolidated financial statements appearing elsewhere in this Form 10-K for disclosures regarding uncertain income tax positions under ASC Topic 740.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles net income to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
(in thousands)	October 31, 2017	October 29, 2016	October 31, 2015
Net income	$31,371	$30,193	$22,877
Depreciation and amortization	37,812	24,593	19,084
Interest expense, net	20,747	29,158	27,272
Provision for income taxes	18,650	13,050	11,935
EBITDA	108,580	96,994	81,168
Transaction expenses(a)	5,203	1,629	—
Sponsor expenses(b)	574	219	1,069
Restructuring costs(c)	4,516	3,521	4,652
Stock-based compensation expense(d)	26,627	19,692	3,237
Non-cash purchase accounting expense(e)	5,114	770	—
Loss on early extinguishment of debt(f)	11,920	—	—
Adjusted EBITDA	$162,534	$122,825	$90,126

(a)	Reflects costs incurred in connection with business acquisitions and offerings of our common stock.
(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(c)

In fiscal year 2017, the Company restructured some of its management functions in its Commercial segment and in its Corporate office and incurred personnel costs, including severance and other employee benefit payments of approximately $1.5 million. At October 31, 2017, a balance of $0.6 million of these restructuring costs remained unpaid.

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our mobility van production from Salina, Kansas to Longview, Texas. Additionally, costs incurred in the current year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments.

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

(d)

Reflects expenses associated with stock-based compensation. For fiscal year 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options. For fiscal year 2016, stock-based compensation expense includes $10.3 million related to the redemption of performance based stock options. We do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion our IPO. For this reason, following the completion of our IPO, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

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

The following table reconciles net income to Adjusted Net Income for the periods presented (in thousands):

	Fiscal Year Ended
(in thousands)	October 31, 2017	October 29, 2016	October 31, 2015
Net income	$31,371	$30,193	$22,877
Amortization of intangible assets	14,924	9,423	8,586
Transaction expenses(a)	5,203	1,629	—
Sponsor expenses(b)	574	219	1,069
Restructuring costs(c)	4,516	3,521	4,652
Stock-based compensation expense(d)	26,627	19,692	3,237
Non-cash purchase accounting expense(e)	5,114	770	—
Loss on early extinguishment of debt(f)	11,920	—	N/A
Income tax effect of adjustments(g)	(24,377)	(12,273)	(6,404)
Adjusted Net Income	$75,872	$53,174	$34,017

(a)	Reflects costs incurred in connection with business acquisitions and offerings of our common stock.
(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(c)

In fiscal year 2017, the Company restructured some of its management functions in its Commercial segment and in its Corporate office and incurred personnel costs, including severance and other employee benefit payments of approximately $1.5 million. At October 31, 2017, a balance of $0.6 million of these restructuring costs remained unpaid.

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. In the fourth quarter of fiscal year 2016, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our mobility van production from Salina, Kansas to Longview, Texas. Additionally, costs incurred in the current year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments.

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

(d)

Reflects expenses associated with stock-based compensation. For fiscal year 2017, stock-based compensation expense includes $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from the completion of our IPO and $3.3 million was related to the redemption of performance based stock options. Approximately $6.5 million of stock-based compensation for fiscal year 2016 related to the non-cash remeasurement of outstanding liability awards to fair value. The remeasurement of the liability awards was required as a result of the Company becoming a public entity after the filing of its Form S-1 with the SEC. The remaining stock-based compensation expense of $2.9 million for fiscal year 2016 was normal vesting. Except for the additional non-cash stock compensation expense which was recognized concurrently with the immediate vesting of stock options as a result of our IPO, we do not expect that such accelerated vesting, the remeasurement of outstanding liability awards and repurchase of outstanding stock options will be an ongoing cost following completion of our IPO. For this reason, we expect substantially all of our stock-based compensation expense to be a non-cash expense that follows a normal vesting schedule.

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

(g)	Income tax effect of adjustments using a 36.5% effective income tax rate for fiscal years 2017, 2016 and 2015, except for certain transaction expenses.

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

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically the slowest quarters have been the first and second fiscal quarters when the purchasing seasons for vehicles such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until summer vacation season, and the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit larger orders. See “Item 1A. Risk Factors—Risks Relating to Our Business—Some of the markets in which we compete are seasonal, which results in fluctuations in sales and results of operations.”

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Stock Compensation Expense

Stock compensation expense is recorded over the agreed upon vesting term of the associated stock option grants, and is measured based upon the estimation of the fair value of all stock option awards on the grant date by applying the Black-Scholes option-pricing valuation model (the “Black-Scholes Model”). The application of the Black-Scholes Model requires us to make certain assumptions such as the fair value of our common stock on the grant date, forfeitures of option grants and the rate of dividend payments on our common stock. Other assumptions utilized in the Black-Scholes Model include volatility of the share price of select peer public companies and the risk free rate.

Prior to our IPO, the fair value of our common stock was calculated by determining our enterprise value by applying an earnings multiple to our Adjusted EBITDA over the previous 12 months, and deducting outstanding debt, then dividing by the number of shares of common stock outstanding. The assumption for forfeitures is based upon historical experience. As we have not historically paid dividends on our common stock, we have previously assumed a 0% dividend rate for all outstanding stock options.

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

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers. We extend credit to customers in the normal course of business and maintain an allowance for uncollectible accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for uncollectible accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Each fiscal quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for uncollectible accounts. In connection with this analysis, we evaluate the age of accounts receivable, past collection history, current financial conditions of key customers and economic conditions.

Based on this evaluation, we establish a reserve for specific accounts receivable that are believed to be uncollectible, as well as an estimate of uncollectible receivables not specifically known. Historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for uncollectible accounts. Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. Recoveries of receivables previously written off are recorded when received.

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

Goodwill and indefinite-lived intangible assets, consisting of trade names, are not amortized, however, the Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually or more often if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units or indefinite-lived intangible assets are less than their carrying amounts as a basis for determining whether or not to perform the quantitative impairment test. Qualitative testing includes the evaluation of economic conditions, financial performance and other factors such as key events when they occur. The Company then estimates the fair value of each reporting unit and each indefinite-lived intangible asset not meeting the qualitative criteria and compares their fair values to their carrying values.

Under the quantitative method, the fair value of each reporting unit of the Company is determined by using the income approach and involves the use of significant estimates and assumptions. The income approach involves discounting management’s projections of future cash flows and a terminal value discounted at a discount rate which approximates the Company’s weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the future. The WACC incorporates equity and debt return rates observed in the market for a group of comparable public companies in the industry, and is determined using an average debt to equity ratio of selected comparable public companies, and is also adjusted for risk premiums and the Company’s capital structure. The terminal value is based upon the projected cash flow for the final projected year, and is calculated using estimates of growth of the net cash flows based on the Company’s estimate of stable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy.

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

The Company has applied the qualitative method for its fiscal 2017 impairment test.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year 2019). We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies the guidance set forth in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 (the Company’s fiscal year 2017), and early adoption was permitted. In fiscal year 2016, we adopted ASU 2015-03 and ASU 2015-15 and debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability for all periods presented. The adoption of ASU 2015-03 and ASU 2015-15 did not have a material effect our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 (the Company’s fiscal year 2017), including interim periods within those fiscal years. ASU 2015-16 was applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the balance sheet classification of deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent in the classified balance sheet, rather than separating such deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted, and may be applied either prospectively or retrospectively. We prospectively adopted ASU 2015-17 in the fourth quarter of fiscal year 2016 and therefore prior periods were not retrospectively adjusted. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of leases with a duration of less than 12 months) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-to-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to adopt ASU 2016-02 in the first quarter of fiscal year 2019 and are currently evaluating the impact of ASU 2016-02 to our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (the Company’s fiscal year 2018), including interim periods within those annual reporting periods. The impact of the adoption of ASU 2016-09 to our consolidated financial statements is dependent upon the Company’s share price, income tax rates and the timing of stock option exercises.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and foreign exchange rates. We are also exposed to market risk based on fluctuations in commodity market prices for key raw material inputs. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2017, we had $157.0 million of principal outstanding under our April 2017 ABL Facility at an average rate of 2.9% per annum, and $74.6 million of principal outstanding under our Term Loan at an average rate of 4.74% per annum. On an annualized basis, a 100 basis point increase (decrease) in our floating interest rates under the April 2017 ABL Facility and Term Loan would have increased (decreased) interest expense by $2.3 million.

Foreign Exchange Risk

We have limited exposure to foreign currency exchange rate risk. Our primary foreign currency exchange rate exposure is in Canadian dollars. At times we have entered into forward contracts on various foreign currencies to manage the foreign currency exchange rate risk on the collection of receivables denominated in foreign currencies. These derivatives typically require the exchange of a foreign currency, primarily Canadian dollars, for U.S. dollars at a fixed rate at a future date. See Note 12 to our 2017 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. As a result, we are typically unable to pass along increased costs due to economic fluctuations to our customers. We rarely use commodity financial instruments to hedge commodity prices. We will alternatively fix our prices for certain materials over an agreed upon amount of time between three months to 24 months through contracts with our vendors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

REV Group, Inc.

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and subsidiaries as of October 31, 2017 and October 29, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and contingently redeemable common stock and cash flows for the years ended October 31, 2017, October 29, 2016 and October 31, 2015. Our audits also included the financial statement schedule of REV Group, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REV Group, Inc. as of October 31, 2017 and October 29, 2016, and the results of its operations and its cash flows for the years ended October 31, 2017, October 29, 2016 and October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ RSM US LLP

Milwaukee, Wisconsin

December 21, 2017

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	October 31, 2017	October 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,838	$10,821
Accounts receivables, net	243,242	181,239
Inventories, net	452,380	325,633
Other current assets	13,372	12,037
Total current assets	726,832	529,730
Property, plant and equipment, net	217,083	146,422
Goodwill	133,235	84,507
Intangibles assets, net	167,887	124,040
Other long-term assets	9,395	4,320
Total assets	$1,254,432	$889,019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$750	$—
Accounts payable	217,267	129,481
Customer advances	95,774	87,627
Accrued warranty	26,047	22,693
Other current liabilities	70,241	91,803
Total current liabilities	410,079	331,604
Long-term debt, less current maturities	229,105	256,040
Deferred income taxes	22,527	17,449
Other long-term liabilities	20,281	23,710
Total liabilities	681,992	628,803
Contingently redeemable common stock (0 and 1,607,760 shares outstanding, respectively)	—	22,293
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized, none issued or outstanding)	—	—
Common stock—Class A ($.001 par value, 46,000,000 shares authorized; 0 and 6,930,720 shares issued and outstanding, respectively (excluding contingently redeemable common stock)	—	7
Common stock—Class B ($.001 par value, 43,200,000 shares authorized; 0 and 42,684,320 shares issued and outstanding, respectively)	—	43
Common Stock ($.001 par value, 605,000,000 shares authorized; 64,145,945 and 0 shares issued and outstanding, respectively)	64	—
Additional paid-in capital	531,988	206,179
Retained earnings	40,353	31,655
Accumulated other comprehensive income	35	39
Total shareholders' equity	572,440	237,923
Total liabilities and shareholders' equity	$1,254,432	$889,019

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Net sales	$2,267,783	$1,925,999	$1,735,081
Cost of sales	1,973,179	1,696,068	1,553,127
Gross profit	294,604	229,931	181,954
Operating expenses:
Selling, general and administrative	188,257	139,771	102,309
Research and development costs	4,219	4,815	5,106
Restructuring	4,516	3,521	3,869
Amortization of intangible assets	14,924	9,423	8,586
Total operating expenses	211,916	157,530	119,870
Operating income	82,688	72,401	62,084
Interest expense, net	20,747	29,158	27,272
Loss on early extinguishment of debt	11,920	—	—
Income before provision for income taxes	50,021	43,243	34,812
Provision for income taxes	18,650	13,050	11,935
Net income	$31,371	$30,193	$22,877
Earnings per common share:
Basic	$0.52	$0.59	$0.43
Diluted	$0.50	$0.58	$0.43
Dividends declared per common share	$0.15	$—	$—

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Net income	$31,371	$30,193	$22,877
Other comprehensive income (loss), net of tax	(4)	65	(120)
Comprehensive income	$31,367	$30,258	$22,757

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$31,371	$30,193	$22,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,812	24,593	19,084
Amortization of debt issuance costs	1,794	2,713	2,330
Amortization of Senior Note discount	50	249	217
Stock-based compensation expense	26,627	19,692	3,237
Deferred income taxes	2,884	(3,661)	(5,325)
Loss on early extinguishment of debt	11,920	—	—
(Gain) loss on disposal of property, plant and equipment	(1,163)	(342)	28
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables, net	(39,724)	(52,428)	7,518
Inventories, net	(61,861)	(8,054)	(2,795)
Other current assets	(1,213)	(691)	(3,553)
Accounts payable	54,699	44,805	(15,831)
Accrued warranty	(6,212)	(4,001)	(5,863)
Customer advances	(765)	2,855	5,218
Other liabilities	(22,236)	18,667	(1,395)
Long-term assets	(808)	980	(108)
Net cash provided by operating activities	33,175	75,570	25,639
Cash flows from investing activities:
Purchase of property, plant and equipment	(54,036)	(37,502)	(15,430)
Purchase of rental fleet vehicles	(17,743)	(11,040)	—
Purchase of land in Riverside, CA	(7,566)	—	—
Proceeds from sale of property, plant and equipment	6,604	2,274	—
Acquisition of businesses, net of cash acquired	(156,361)	(31,727)	—
Acquisition of Ancira assets	—	(6,435)	—
Other	—	—	(187)
Net cash used in investing activities	(229,102)	(84,430)	(15,617)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	75,882	61,777	(13,705)
Proceeds from Term Loan	75,000	—	—
Payment of dividends	(6,379)	—	(186)
Net proceeds from initial public offering	253,593	—	—
Repayment of debt assumed from acquisition	—	(3,698)	—
Payment of debt issuance costs	(6,814)	(1,085)	—
Repayment of long-term debt and capital leases	(180,000)	(20,536)	(269)
Senior Note prepayment premium	(7,650)	—	—
Redemption of common stock and common stock options	(3,251)	(21,745)	(5,461)
Proceeds from exercise of common stock options	2,563	—	—
Net proceeds from the issuance of common stock	—	—	2,000
Payments received on stock subscription receivable	—	—	48
Net cash provided by (used in) financing activities	202,944	14,713	(17,573)
Net increase (decrease) in cash and cash equivalents	7,017	5,853	(7,551)
Cash and cash equivalents, beginning of year	10,821	4,968	12,519
Cash and cash equivalents, end of year	$17,838	$10,821	$4,968
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$26,818	$25,789	$24,638
Income taxes, net of refunds	$11,301	$5,845	$18,390

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

(Dollars in thousands)

Fiscal Years Ended October 31, 2017, October 29, 2016 and October 31, 2015

	Common Stock - Class A			Common Stock - Class B			Common Stock				Retained	Common Share Subscription	Accumulated Other Comprehensive	Common Stock	Total	Contingently Redeemable Common Stock
	Amount	# Shares		Amount	# Shares		Amount	# Shares		APIC	Earnings	Receivable	Income (loss)	in Treasury	Equity	Amount	# Shares
Balance, October 29, 2014	$7	6,993,440 Sh.		$43	42,684,320 Sh.		$—	—		$197,418	$8,342	$(48)	$94	$(2,757)	$203,099	$15,418	3,066,560 Sh.
Net income											22,877				22,877
Other comprehensive loss													(120)		(120)
Stock-based compensation expense										828					828
Redemption of common shares	(1)	(599,120 Sh.	)							(268)				$(3,781)	(4,050)
Dividend paid on subsidiary preferred shares upon cancellation											(186)				(186)
Change in value of contingently redeemable common stock											(6,426)				(6,426)	6,426
Reclassification of contingently redeemable common stock	1	1,392,640 Sh.								8,493					8,494	(8,494)	(1,392,640 Sh.	)
Issuance of contingently redeemable common stock										(1,897)				$1,897	—	2,000	390,320 Sh.
Payments received on share subscription receivable												48			48
Dividends declared on common stock															—
Balance, October 29, 2015	$7	7,786,960 Sh.		$43	42,684,320 Sh.		$—	—		$204,574	$24,607	$—	$(26)	$(4,641)	$224,564	$15,350	2,064,240 Sh.
Net income											30,193				30,193
Other comprehensive income													65		65
Stock-based compensation expense										1,445					1,445
Redemption of common shares	(1)	(1,312,720 Sh.	)							(716)				(10,684)	(11,401)
Retirement of treasury stock										(2,896)	(12,429)			15,325	—
Change in value of contingently redeemable common stock											(10,716)				(10,716)	10,716
Reclassification of contingently redeemable common stock	1	456,480 Sh.								3,772					3,773	(3,773)	(456,480 Sh.	)
Balance, October 29, 2016	$7	6,930,720 Sh.		$43	42,684,320 Sh.		$—	—		$206,179	$31,655	$—	$39	$—	$237,923	$22,293	1,607,760 Sh.
Net income											31,371				31,371
Other comprehensive loss													(4)		(4)
Stock-based compensation expense										5,316					5,316
Excess tax benefits from stock-based compensation expense										2,495					2,495
Change in value of contingently redeemable common stock											(13,078)				(13,078)	13,078
Reclassification of contingently redeemable common stock	2	1,607,760 Sh.								35,369					35,371	(35,371)	(1,607,760 Sh.	)
Reclassification of liability awards										26,485					26,485
Net proceeds from initial public offering							12	12,500,000 Sh.		253,581					253,593
Reclassification of shares of common stock	(9)	(8,538,480 Sh.	)	(43)	(42,684,320 Sh.	)	52	51,222,800 Sh.							-
Exercise of common stock options							—	423,150 Sh.		2,563					2,563
Dividends declared on common stock											(9,595)				(9,595)
Rounding of partial shares held prior to stock split								(5 Sh.	)						—
Balance, October 31, 2017	$—	—		$—	—		$64	64,145,945 Sh.		$531,988	$40,353	$—	$35	$—	$572,440	$—	—

See Notes to Consolidated Financial Statements.

Note 1. Nature of Operations and Basis of Presentation

REV Group, Inc. (formerly Allied Specialty Vehicles, Inc.) is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services, serving a diversified customer base primarily in the United States through three segments: Fire & Emergency, Commercial and Recreation. The Company’s Fire & Emergency business is conducted through its wholly owned subsidiaries Halcore Group, Inc., Wheeled Coach Industries, Inc., E-ONE, Inc., Kovatch Mobile Equipment Corp. and Ferrara Fire Apparatus, Inc. The Company’s Commercial business is conducted through its wholly owned subsidiaries Collins Bus Corporation, Capacity of Texas Inc., Mobile Products, Inc., Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National (California), Inc., ElDorado National Kansas, Inc. and Revability. The Company’s Recreation vehicle business is conducted through its wholly owned subsidiaries REV Recreation Group, Inc., Goldshield Fiberglass, Inc., Kibbi, LLC (Renegade) and Midwest Automotive Designs. Effective November 1, 2015, Allied Specialty Vehicles, Inc. changed its name to REV Group, Inc. (collectively, the “Company” or “REV”).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of REV and all of its subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: All references to “fiscal year 2017” relate to the year ended October 31, 2017. All references to “fiscal year 2016” relate to the year ended October 29, 2016. All references to “fiscal year 2015” relate to the year ended October 31, 2015. Each fiscal year is divided into four 13-week fiscal quarters. Each fiscal quarter is grouped into two 4-week monthly reporting periods and one 5-week monthly reporting period, although quarters may occasionally consist of “4-5-5” or “4-4-6” monthly periods, depending on the calendar and the additional week in a 53-week fiscal year. During fiscal year 2017, the Company changed its fiscal year end from the last Saturday to the last calendar day in October of each year. Going forward the Company’s fiscal quarters will end on the last day of January, April, July and October.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management reviews its estimates on an ongoing basis, including those related to allowances for uncollectible accounts, valuation of inventories, self-insurance reserves, purchase accounting estimates, useful lives for depreciation and amortization of property and equipment, warranty accrual, valuation allowances for deferred income tax assets, valuation of contingently redeemable common stock and litigation based on currently available information.

Business Combinations: The purchase price of an acquired company is allocated between assets acquired and liabilities assumed from the acquired business based on their estimated fair values. Any excess of consideration transferred is recorded as goodwill. To the extent the estimated fair value of the net assets acquired exceeds the purchase price, a gain on bargain purchase is recorded in current operations. The results of operations of the acquired businesses are included in the Company’s operating results from the dates of acquisition.

Assets acquired and liabilities assumed generally include tangible and intangible assets, and contingent assets and liabilities. When available, the estimated fair values of these assets and liabilities are determined based on observable inputs such as quoted market prices, information from comparable transactions, and the replacement cost of assets in the same condition or stage of usefulness (Level 1 and 2). If observable inputs are not available, unobservable inputs are used such as expected future cash flows or internally developed estimates of value (Level 3).

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consisted principally of bank deposits and overnight sweep accounts. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand, and are maintained with major financial institutions within the United States. Credit ratings of these financial institutions are monitored by management to mitigate risk of loss. At October 31, 2017, the Company had $16.9 million of uninsured cash balances in excess of Federal Depository Insurance Company limits.

Accounts Receivable: Accounts Receivable consist of amounts billed and due from customers. The Company extends credit to customers in the normal course of business and maintains an allowance for uncollectible accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for uncollectible accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, the age of accounts receivable and current economic conditions.

The Company establishes a reserve for specific accounts receivable that are believed to be uncollectible, as well as an estimate of uncollectible receivables not specifically known. Historical trends and the Company’s current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for uncollectible accounts. Accounts Receivable in the Company’s consolidated balance sheets at October 31, 2017 and October 29, 2016 are stated net of an allowance for uncollectible accounts of $1.1 million and $1.6 million, respectively. Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Beginning balance	$1,623	$768	$795
Net recorded expense	767	1,075	620
Write-offs, net of recoveries/payments	(1,263)	(220)	(647)
Ending balance	$1,127	$1,623	$768

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, a majority amount of receivables is with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers combined accounted for approximately 15%, 15% and 14% of its net sales for fiscal years 2017, 2016 and 2015, respectively.

Inventories: Inventories are stated at the lower of aggregate cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. If inventory costs exceed expected market value due to obsolescence or quantities on hand are in excess of expected demand, the Company records reserves for the difference between the cost and the expected market value. These reserves are recorded based on various factors, including recent sales history and sales forecasts, industry market conditions, vehicle model changes and general economic conditions.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. The estimated useful lives are as follows:

Years
Buildings, related improvements & land improvements	5-39
Machinery & equipment	3-15
Computer hardware & software	3-10
Office, furniture & other	5-15

Expenditures that extend the useful life of existing property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment are retired or sold, the cost and related accumulated depreciation is removed from the Company’s balance sheet, with any gain or loss reflected in operations. Accumulated depreciation on capitalized lease assets is included in property, plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets: The Company accounts for business combinations by estimating the fair value of consideration paid for acquired businesses, including contingent consideration, and assigning that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. If the fair value of assets acquired and liabilities assumed exceeds the fair value of consideration paid, a gain on bargain purchase is recognized. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require us, among other things, to estimate future cash flows and discount rates. Such analyses involve significant judgments and estimations.

Goodwill and indefinite-lived intangible assets, consisting of trade names, are not amortized, however, the Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually or more often if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units or indefinite-lived intangible assets are less than their carrying amounts as a basis for determining whether or not to perform the quantitative impairment test. Qualitative testing includes the evaluation of economic conditions, financial performance and other factors such as key events when they occur. The Company then estimates the fair value of each reporting unit and each indefinite-lived intangible asset not meeting the qualitative criteria and compares their fair values to their carrying values.

Under the quantitative method, the fair value of each reporting unit of the Company is determined by using the income approach and involves the use of significant estimates and assumptions. The income approach involves discounting management’s projections of future cash flows and a terminal value discounted at a discount rate which approximates the Company’s weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the future. The WACC incorporates equity and debt return rates observed in the market for a group of comparable public companies in the industry, and is determined using an average debt to equity ratio of selected comparable public companies, and is also adjusted for risk premiums and the Company’s capital structure. The terminal value is based upon the projected cash flow for the final projected year, and is calculated using estimates of growth of the net cash flows based on the Company’s estimate of stable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy.

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

The Company has applied the qualitative method for its fiscal 2017 impairment test.

As a result of the annual Company’s impairment test on goodwill and indefinite-lived intangible assets, it was concluded that there is no impairment of such assets for fiscal years 2017, 2016 and 2015.

Long-Lived Assets Including Definite-Lived Intangible Assets: Property, plant and equipment and intangible assets with definite lives are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by such assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the undiscounted future cash flows exceed the carrying amount of the asset. The Company considers factors such as historic or forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. Using different assumptions could result in a change in the Company’s estimates of cash flows and those differences could produce materially different results.

Debt Issuance Costs: Debt issuance costs are amortized as a component of interest expense over the term of the underlying debt using the effective interest method. These costs include bank commitment fees, legal and consulting costs, appraisals, title surveys, etc. Debt issuance costs of $0.0 million and $3.5 million at October 31, 2017 and October 29, 2016, respectively, related to the Company’s senior secured notes are reported as a direct reduction of the related debt instrument in the Company’s consolidated balance sheet. Debt issuance costs of $1.8 million at October 31, 2017 related to the Company’s Term Loan are reported as a direct reduction of the related debt instrument in the Company’s consolidated balance sheet. Debt issuance costs of $5.3 million and $2.4 million at October 31, 2017 and October 31, 2016, respectively, related to the Company’s revolving credit facilities are reported in other long-term assets in the Company’s consolidated balance sheets.

Self-Insurance: Generally, the Company self-insures for a portion of product liability claims, workers’ compensation and employee medical coverage. Under these plans, liabilities are recognized for claims incurred, including an estimate for those incurred but not reported. The Company determines the liability for claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. The Company has a self-insured retention (“SIR”) for product liability which varies annually based on market conditions. As of October 31, 2017 the SIR was at $1.0 million per occurrence including defense expenses. The Company maintains liability insurance in excess of the SIR, with a $4.0 million coverage limit with outside insurance carriers to manage its risks related to catastrophic claims in excess of its self-insured positions for product liability and personal injury matters.

For employee medical coverage, annual claims of up to $0.4 million per member are the risk of the company. Paid claims during the calendar year greater than $0.4 million for any member are covered under a stop-loss policy with a commercial insurance carrier. Health expenses were $28.7 million, $27.8 million and $23.7 million during fiscal years 2017, 2016 and 2015, respectively. Accrued health benefit liability was $4.4 million and $4.7 million at October 31, 2017 and October 29, 2016, respectively, and is included as a component of payroll and related benefits and taxes in other current liabilities in the Company’s consolidated balance sheets. The Company is insured for workers’ compensation claims under both state and private insurance plans. The Company’s product liability and workers’ compensation accruals including residual claims under previous years SIR programs are also included within other current liabilities in the Company’s consolidated balance sheets. Accrued workers’ compensation claims totaled $1.0 million and $1.0 million at October 31, 2017 and October 29, 2016, respectively.

Income Taxes: Deferred income tax assets and liabilities are based on the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities using currently enacted tax rates and laws. Valuation allowances are established to reduce deferred tax assets to the amount ultimately expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible for income tax purposes. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making the assessment of the realizability of deferred tax assets.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The evaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision. The amount of unrecognized tax benefits, including interest and penalties, was $2.9 million and $2.9 million as of October 31, 2017 and October 29, 2016, respectively.

The Company includes interest and penalties related to income tax liabilities in the provision for income taxes in the Company’s consolidated statements of income. Liabilities for income taxes payable, accrued interest and penalties that are due within one year of the balance sheet date are included in other current liabilities.

Earnings (Loss) Per Common Share: Basic earnings per share represents net income divided by basic weighted-average number of common shares, including contingently redeemable shares outstanding during the period. Diluted earnings per share represents net income divided by diluted weighted average number of common shares outstanding. Diluted weighted average common shares outstanding includes the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method.

Comprehensive Income: Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Fiscal Year Ended October 31, 2015
	Increase / (Decrease) in Fair Value of Derivatives	Other	Accumulated Other Comprehensive Income/(Loss)
Balance at October 31, 2014	$15	$79	$94
Changes	43	(163)	(120)
Balance at October 31, 2015	$58	$(84)	$(26)

	Fiscal Year Ended October 29, 2016
	Increase / (Decrease) in Fair Value of Derivatives	Other	Accumulated Other Comprehensive Income/(Loss)
Balance at October 31, 2015	$58	$(84)	$(26)
Changes	(78)	143	65
Balance at October 29, 2016	$(20)	$59	$39

	Fiscal Year Ended October 31, 2017
	Increase / (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income/(Loss)
Balance at October 29, 2016	$(20)	$2	$57	$39
Changes	74	(109)	31	(4)
Balance at October 31, 2017	$54	$(107)	$88	$35

Revenue Recognition: The Company recognizes revenue for sales of vehicles when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Periodically, certain customers request bill and hold transactions. In those cases, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery.

Revenues from the sale of parts are recognized when title to products and the risk of loss are transferred to the customer, which is generally upon shipment. Revenue from service agreements is recognized as earned when services are rendered.

Intercompany sales are eliminated upon consolidation.

Provisions are made for discounts, returns and sales allowances based on management’s best estimate and the historical experience of each business unit. Sales are recorded net of amounts invoiced for taxes imposed on the customer, such as excise or value-added taxes.

Customer advances include amounts received in advance of the completion of vehicles or in advance of services being rendered. Such customer advances are recorded as current liabilities in the consolidated balance sheet until the vehicle is shipped or the service rendered.

Warranty: Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s estimate of the expected future cost of settling the Company’s obligations under its warranty programs. The costs of fulfilling the Company’s warranty obligations primarily consist of replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. The Company’s estimates are based on historical warranty expenditures, length of the warranty obligations for units sold, and the number of units under warranty. If a warranty cost is incurred due to a defect in a purchased material, the Company will seek reimbursement from the vendor to the fullest extent possible. The Company reviews warranty claims experience to determine if there are defects affecting numerous vehicles that would require a field retrofit or recall campaign.

Advertising Costs: Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Company’s consolidated statements of income. Advertising costs totaled $4.3 million, $4.1 million and $3.6 million for fiscal years 2017, 2016, and 2015, respectively.

Research and Development Costs: Research and development costs are expensed as incurred and included as part of operating expenses in the Company’s consolidated statements of income. Research and development costs totaled $4.2 million, $4.8 million and $5.1 million for fiscal years 2017, 2016 and 2015, respectively.

Fair Value Measurements: The Company’s financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash, receivables, long-term debt and accounts payable. The Company believes cash, accounts receivable, and accounts payable are recorded at amounts that approximate their current market values based on their short-term nature.

Foreign currency forward contracts held or issued by the Company for risk management purposes are traded in over-the counter markets where quoted market prices are not readily available. For these derivatives, the Company measures fair value using the foreign currency spot rate at the reporting period compared to the contractual rate.

The estimated carrying and fair values of the Company’s financial instruments recognized and measured at fair value, which consist of foreign currency forward contracts and considered Level 2 inputs, are $0.2 million and $0.1 million as of October 31, 2017 and October 29, 2016, respectively.

The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy established by the Financial Accounting Standards Board (“FASB”). The Company applies a “market approach” or an “income approach” to determine fair value. The market approach method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. When determining the fair value measurements for assets and liabilities, which are required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. In the absence of significant market based inputs, the Company will use an “income approach” to estimate the fair value of the asset. This approach is based on the principle that the present value of the expected income that can be generated from the ownership of the asset approximates its fair value. This approach generally includes management’s estimates of assumptions that market participants would use to price the asset or liability including, projected income, a time period over which that income can be earned and an estimate of risk-adjusted discount and capitalization rates. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Based on recent open market transactions, the fair value of the Company’s Senior Secured Notes was approximately $186 million as of October 29, 2016. The fair value of the Company’s outstanding borrowings on its Term Loan and ABL Facility approximates book value.

For illustrative purposes, the levels within the FASB fair value hierarchy are as follows:

Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2

Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable, including the company’s own assumptions in determining fair value.

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, consisting of derivative financial instruments and contingently redeemable common stock (discussed in Note 14, Contingently Redeemable Common Stock), which are valued based upon Level 3 inputs. The Company applies fair value accounting to its non-financial assets and liabilities, which consists principally of indefinite lived intangible assets (for purposes of the Company’s annual impairment test).

Change in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for fiscal years 2017 and 2016 were as follows (in thousands):

Contingently Redeemable Common Stock
Balance at October 31, 2015	$15,350
Change in fair value	10,716
Reclassification of contingently redeemable common stock to permanent equity	(3,773)
Balance at October 29, 2016	$22,293
Change in fair value	13,078
Reclassification of contingently redeemable common stock to permanent equity	(35,371)
Balance at October 31, 2017	$—

Derivative Financial Instruments: The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in its consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss, net of deferred income taxes. Changes in fair value of derivatives not qualifying as hedges are reported in the Company’s consolidated statements of income. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the Company’s consolidated statements of cash flows in the same category as the item being hedged.

Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income (loss). As a matter of policy, the Company only enters into transactions which it believes will be highly effective at offsetting the underlying risk, and it does not use derivatives for trading or speculative purposes.

Stock-Based Compensation: Stock compensation expense is recorded over the agreed upon vesting term of the associated stock option grants, and is measured based upon the estimation of the fair value of all stock option awards on the grant date by applying the Black-Scholes option-pricing valuation model (the “Black-Scholes Model”). The application of the Black-Scholes Model requires us to make certain assumptions such as the fair value of our common stock on the grant date, forfeitures of option grants and the rate of dividend payments on our common stock. Other assumptions utilized in the Black-Scholes Model include volatility of the share price of select peer public companies and the risk free rate.

Prior to the Company’s IPO, the fair value of common stock was calculated by determining enterprise value by applying an earnings multiple to the Adjusted EBITDA over the previous 12 months, and deducting outstanding debt, then dividing by the number of shares of common stock outstanding. The assumption for forfeitures is based upon historical experience. As the Company had not historically paid dividends on common stock prior to the IPO, the Company assumed a 0% dividend rate for stock options issued prior to the IPO.

Prior to the Company’s IPO, stockholders were party to a shareholders agreement that was amended and restated in its entirety. Due to provisions in that shareholders agreement, a shareholder was allowed to put his or her shares to us under certain circumstances. As such, certain outstanding stock options were considered liability awards and were recorded at intrinsic value, which is the difference between the estimated fair value of the Company’s common stock and the option strike price and recognized as a liability on the Company’s consolidated balance sheet. Upon becoming a public entity, the Company recorded the liability awards at fair value. As a result of the IPO, the aforementioned put rights expired and the outstanding options were no longer considered liability awards and the fair value of the options were reclassified to shareholders’ equity.

Stock compensation expense for restricted and performance stock awards is recorded over the vesting period based on the grant date fair value of the awards. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant.

Foreign Currency Translation and Transactions: All balance sheet amounts denominated in currencies other than the U.S. dollar have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in accumulated other comprehensive income (loss). Foreign currency transaction gains or losses are included in selling, general and administrative expense in the Company’s consolidated statements of income. The Company recorded net foreign currency transaction losses of $0.2 million, $0.1 million and $0.0 million during fiscal years 2017, 2016, and 2015, respectively.

Subsequent Events: The Company evaluated subsequent events through December 21, 2017, the date on which the financial statements were available to be issued.

New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year 2019) and interim periods within that fiscal year. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the that debt liability, consistent with debt discounts. ASU 2015-03 will become effective for fiscal years beginning after December 15, 2015 (the Company’s fiscal year 2017). The Company adopted ASU 2015-03 effective October 31, 2015 on a retrospective basis. Accordingly, $3.5 million of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the consolidated balance sheet as of October 29, 2016.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. ASU 2015-11 will become effective for fiscal years beginning after December 15, 2016 (the Company’s fiscal year 2018) and interim periods within that fiscal year. The Company believes the adoption of ASU 2015-11 will not have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the balance sheet classification of deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent in the classified balance sheet, rather than separating such deferred taxes into current and noncurrent amounts, as is required under current guidance. ASU 2015-17 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted, and may be applied either prospectively or retrospectively. The Company prospectively adopted ASU 2015-17 in the fourth quarter of fiscal year 2016 and therefore prior periods were not retrospectively adjusted. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of leases with a duration of less than 12 months) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-to-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently evaluating the impact of ASU 2016-02 to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (the Company’s fiscal year 2018), including interim periods within those annual reporting periods. The impact of the adoption of ASU 2016-09 to our consolidated financial statements is dependent upon the Company’s share price, income tax rates and the timing of stock option exercises.

Note 3. Acquisitions

AutoAbility Acquisition

On September 6, 2017, the Company acquired certain assets and liabilities of AutoAbility, LLC (“AutoAbility” and the “AutoAbility Acquisition”). AutoAbility is a best-in-class mobility van “upfitter” that specializes in the manufacture of rear-access, wheelchair-accessible vehicles. The purchase price for AutoAbility was $2.0 million ($2.0 million net of cash acquired). AutoAbility is reported as part of the Commercial segment.

The AutoAbility Acquisition has been accounted for as a business acquisition using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of October 31, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

Van-Mor Enterprises Acquisition

On May 15, 2017, the Company acquired certain real estate assets and operating assets and liabilities of Van-Mor Enterprises, Inc. (“Van-Mor” and the “Van-Mor Acquisition”). Van-Mor is a supplier of certain materials and components for the Company’s fire apparatus division. The purchase price for Van-Mor was $1.6 million, and a subsequent adjustment of $0.1 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s cash from operations. Van-Mor is reported as part of the Fire & Emergency segment.

The Van-Mor Acquisition has been accounted for as a business acquisition using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of October 31, 2017, the Company has not completed its assessment of the fair value of all acquired assets and liabilities assumed. The Company acquired land and buildings which were valued at approximately $1.1 million as of the closing date, and as this amount represents a significant portion of the purchase consideration, the Company does not anticipate to recognize a material amount of goodwill, if any.

Midwest Automotive Designs Acquisition

On April 13, 2017, the Company acquired certain assets and liabilities of Midwest Automotive Designs (“Midwest” and the “Midwest Acquisition”). Midwest manufactures Class B recreational vehicles (“RVs”) and luxury vans. This acquisition enhanced the Company’s product offerings in both its Recreation and Commercial segments by adding a selection of Class B recreational vehicles and multiple products for the luxury limousine, charter and tour bus markets. The purchase price for Midwest was $34.9 million ($34.9 million net of cash acquired), and a subsequent adjustment of $0.5 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s ABL Facility. Midwest is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $12.8 million, which is deductible for income tax purposes.

The Midwest Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of October 31, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Midwest (in thousands):

Assets:
Cash	$1
Accounts receivable, net	4,313
Inventories, net	8,960
Other current assets	65
Property, plant and equipment	179
Intangible assets, net	16,548
Total assets acquired	30,066
Liabilities:
Accounts payable	6,601
Accrued warranty	312
Customer advances	898
Other current liabilities	181
Total liabilities assumed	7,992
Net Assets Acquired	22,074
Consideration Paid	34,896
Goodwill	$12,822

Intangible assets acquired as a result of the Midwest Acquisition are as follows (in thousands):

Customer relationships (6 year life)	$12,900
Order backlog (1 year life)	548
Trade names (indefinite life)	3,100
Total intangible assets, net	$16,548

Net sales and operating income attributable to Midwest were $28.6 million and $0.2 million for fiscal year 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since the operating results from Midwest were not considered material to the Company’s operating results as a whole.

Ferrara Fire Apparatus Acquisition

On April 25, 2017, the Company acquired 100% of the common shares of Ferrara Fire Apparatus, Inc. (“Ferrara” and the “Ferrara Acquisition”). Ferrara is a leading custom fire apparatus and rescue vehicle manufacturer that engineers and manufactures vehicles for municipal and industrial customers. This acquisition enhanced the Company’s emergency vehicle geographic markets and its’ product offering, particularly with custom fire apparatus including pumpers, aerials, and industrial vehicles. The purchase price for Ferrara was $100.1 million ($97.1 million net of $3.0 million cash acquired), subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through a combination of the Company’s revolving credit facility and Term Loan. Ferrara is reported as part of the Fire & Emergency segment. The preliminary purchase price allocation resulted in goodwill of $31.4 million, which is not deductible for income tax purposes.

The Ferrara Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of October 31, 2017, the Company had not completed its assessment of the fair value of all acquired intangible assets, or of the determination of the final working capital adjustment, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition and because the determination of the fair value of intangible assets has not been completed. The fair value of the customer relationships, order backlog, non-compete agreements and trade names may change when the valuation is finalized, which may result in a corresponding change to the amount of goodwill and deferred income taxes recorded when the value of intangible assets is determined and the working capital adjustment is finalized.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Ferrara (in thousands):

Assets:
Cash	$3,013
Accounts receivable, net	16,041
Inventories, net	40,338
Other current assets	360
Property, plant and equipment	12,489
Other long-term assets	76
Intangible assets, net	32,770
Total assets acquired	105,087
Liabilities:
Accounts payable	17,043
Accrued warranty	2,896
Customer advances	7,740
Deferred income taxes	2,986
Other current liabilities	2,725
Other long-term liabilities	3,000
Total liabilities assumed	36,390
Net Assets Acquired	68,697
Consideration Paid	100,113
Goodwill	$31,416

Intangible assets acquired as a result of the Ferrara Acquisition are as follows (in thousands):

Customer relationships (12 year life)	$14,440
Order backlog (1 year life)	3,190
Non-compete agreements (4 year life)	1,530
Trade names (indefinite life)	13,610
Total intangible assets, net	$32,770

Net sales and operating loss attributable to Ferrara were $71.7 million and ($0.6) million for fiscal year 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since Ferrara’s operating results were not considered material to the Company’s operating results as a whole.

Renegade RV Acquisition

On December 30, 2016, the Company acquired 100% of the common shares of Kibbi, LLC, which operated as Renegade RV (“Renegade” and the “Renegade Acquisition”). Renegade is a leading manufacturer of Class C and “Super C” RVs and heavy-duty special application trailers. This acquisition expanded the Company’s motorized RV product offering into these higher end Class C vehicles and specialty trailers. The purchase price for Renegade was $22.5 million ($21.0 million net of $1.6 million cash acquired), which included a $0.3 million payment to Renegade’s sellers based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Renegade is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $3.4 million, which is not deductible for income tax purposes.

The Renegade Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of October 31, 2017, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, or of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Renegade (in thousands):

Assets:
Cash	$1,597
Accounts receivable, net	2,334
Inventories, net	14,322
Other current assets	131
Property, plant and equipment	892
Intangible assets, net	6,400
Total assets acquired	25,676
Liabilities:
Accounts payable	4,231
Accrued warranty	390
Customer advances	272
Other current liabilities	1,035
Deferred income taxes	542
Other long-term liabilities	65
Total liabilities assumed	6,535
Net Assets Acquired	19,141
Consideration Paid	22,549
Goodwill	$3,408

Intangible assets acquired as a result of the Renegade Acquisition are as follows (in thousands):

Customer relationships (6 year life)	$4,100
Order backlog (1 year life)	700
Trade names (indefinite life)	1,600
Total intangible assets, net	$6,400

Net sales and operating income attributable to Renegade were $84.0 million and $4.7 million for fiscal year 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2015, since Renegade’s operating results were not considered material to the Company’s operating results as a whole.

Kovatch Mobile Equipment Acquisition

On April 22, 2016, the Company acquired certain real estate assets and 100% of the common shares of Kovatch Mobile Equipment Corp. (“KME” and the “KME Acquisition”). KME produces a broad portfolio of customized specialty fire apparatus vehicles, and markets them to fire-rescue, military, aviation, and industrial customers globally. The KME Acquisition strengthened the Company’s share in the emergency vehicle market by expanding the Company’s product portfolio into segments of the fire apparatus market, which have not been previously served by the Company’s existing businesses and compliments the Company’s existing product portfolio. The purchase price for KME was $39.6 million ($30.1 million net of $9.5 million cash acquired) and a subsequent $0.5 million adjustment paid to the sellers based on the level of net working capital and debt on the acquisition date. The net cash consideration paid at closing was funded through the Company’s ABL Facility. KME is reported as part of the Fire & Emergency segment. The purchase price allocation resulted in goodwill of $2.4 million, which is not deductible for income tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for KME (in thousands):

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

Net sales and operating income attributable to KME were $172.5 million and $6.9 million for fiscal year 2017, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2014, since KME’s operating results were not considered material to the Company’s operating results as a whole.

Hall-Mark Fire Apparatus Acquisition

On November 20, 2015, the Company acquired certain assets and assumed certain liabilities of Hall-Mark Fire Apparatus Inc. (“Hall-Mark” and the “Hall-Mark Acquisition”). The Hall-Mark acquisition provided the Company with the opportunity to expand its parts and service offerings to its customers. The purchase price was $3.0 million in cash with $2.0 million paid at closing and a total of $1.0 million payable in quarterly installments over the next five years. Additionally, the Company assumed $3.7 million of Hall-Mark’s debt, offset by $0.4 million of cash acquired. The assumed debt was paid in its entirety in fiscal year 2016. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Hall-Mark is reported as part of the Fire & Emergency segment. The purchase price allocation resulted in goodwill of $0.4 million, which is deductible for income tax purposes.

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

The following table summarizes the allocated cost of the assets acquired in the Ancira Acquisition (in thousands):

Inventory	$13,541
Land & land improvements	1,400
Building & improvements	4,849
Machinery & equipment	186
Total purchase price	$19,976

Note 4. Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	October 31, 2017	October 29, 2016
Chassis	$54,668	$35,227
Raw materials	162,448	112,423
Work in process	180,148	128,145
Finished products	68,424	59,179
	465,688	334,974
Less: reserves	(13,308)	(9,341)
Total inventories, net	$452,380	$325,633

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	October 31, 2017	October 29, 2016
Land & land improvements	$25,493	$16,247
Buildings & improvements	104,160	85,779
Machinery & equipment	88,076	56,203
Computer hardware & software	39,703	16,884
Office furniture & fixtures	4,961	9,009
Construction in process	34,784	23,445
	297,177	207,567
Less: accumulated depreciation	(80,094)	(61,145)
Total property, plant and equipment, net	$217,083	$146,422

Depreciation expense for fiscal years 2017, 2016 and 2015 was $22.9 million, $15.2 million and $10.5 million, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment (in thousands):

	October 31, 2017	October 29, 2016
Fire & Emergency	$88,355	$55,857
Commercial	28,650	28,650
Recreation	16,230	—
Total goodwill	$133,235	$84,507

The change in the net carrying value amount of goodwill consisted of the following (in thousands):

	October 31, 2017	October 29, 2016
Balance at beginning of period	$84,507	$82,825
Activity during the year:
Acquisition activity	48,728	1,682
Balance at end of period	$133,235	$84,507

Intangible assets (excluding goodwill) consisted of the following (in thousands):

	Weighted- Average Life	October 31, 2017	October 29, 2016
Finite-lived intangible assets:
Technology-related	7.0	$1,718	$724
Customer relationships	8.0	111,957	79,172
Order backlog	1.0	4,658	220
Non-compete agreements	5.0	2,060	530
Trade names	7.0	3,477	3,477
		123,870	84,123
Less: accumulated amortization		(62,056)	(47,846)
		61,814	36,277
Indefinite-lived trade names		106,073	87,763
Total intangible assets, net		$167,887	$124,040

Amortization expense was $14.9 million, $9.4 million and $8.6 million for fiscal years 2017, 2016 and 2015, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2018—$14.4 million, 2019—$11.9 million, 2020—$9.3 million, 2021—$6.4 million and 2022—$5.9 million.

Note 7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 31, 2017	October 29, 2016
Payroll and related benefits and taxes	$21,617	$27,775
Incentive compensation	11,740	11,715
Customer sales program	6,097	3,549
Restructuring costs	638	359
Interest payable	1,537	9,444
Income taxes payable	11,168	8,716
Stock options	—	9,117
Dividends payable	3,210	—
Other	14,234	21,128
Total other current liabilities	$70,241	$91,803

Note 8. Notes Payable, Bank and Other Long-Term Debt

The Company was obligated under the following debt instruments (in thousands):

	October 31, 2017	October 29, 2016
Senior secured facility:
Senior secured notes, net of debt discount ($0 and $455) and debt issuance costs ($0 and $3,505)	$—	$176,040
ABL Facility	157,000	80,000
Term Loan, net of debt issuance costs ($1,770 and $0)	72,855	—
	229,855	256,040
Less: current maturities	(750)	—
Long-term maturities of notes payable, bank and other long-term debt	$229,105	$256,040

Senior Secured Notes

On October 21, 2013, the Company issued (“Offering”) $200.0 million in aggregate principal amount of its 8.5% Senior Secured Notes (the “Notes”). The net proceeds from the Offering, together with net proceeds from the Company’s ABL Facility (defined below) were used to finance the acquisition of the commercial bus business of Thor Industries, Inc. in fiscal year 2013 and to repay all outstanding debt existing at the time of the Offering.

The Notes were set to mature on November 1, 2019. Interest accrued on the Notes at the rate of 8.5% per annum, payable semi-annually in arrears on May 1 and November 1 each year.

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

The Company may voluntarily prepay principal, in whole or in part, at any time, without penalty. Beginning in fiscal year 2018, the Company is obligated to prepay certain minimum amounts based on the Company’s excess cash flow, as defined in the Term Loan

Agreement. The Term Loan is also subject to mandatory prepayment if the Company or any of its restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests.

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

The Company was in compliance with all financial covenants under the Term Loan as of October 31, 2017.

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.8 million of debt issuance costs related to the April 2017 ABL Facility.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of October 31, 2017.

October 2013 ABL Facility

Effective October 21, 2013, the Company entered into a $150.0 million senior secured revolving credit and guaranty agreement (the Asset Based Lending “ABL” or the “ABL Facility”) with a syndicate of lenders. The ABL Facility consisted of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $150.0 million. The total amount borrowed was subject to a $15.0 million sublimit for Swing Line Loans, and a $25.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the agreement. The Company incurred $3.5 million of debt issuance costs related to the ABL Facility.

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

On April 25, 2017, concurrent with entering into the April 2017 ABL Facility, the Company paid all principal on the ABL Facility and retired the debt.

Note 9. Warranties

The Company’s products generally carry explicit warranties that extend from several months to several years, based on terms that are generally accepted in their respective markets. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include warranties from original equipment manufacturers (“OEM”). These OEM warranties are passed on to the end customer of the Company’s products, and in some cases the customer deals directly with the applicable OEM manufacturer for any issues encountered.

Changes in the Company’s warranty liability consisted of the following (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016
Balance at beginning of year	$38,808	$28,453
Warranty provisions	29,521	26,759
Settlements made	(33,996)	(31,232)
Warranties for current year acquisitions	6,684	14,357
Changes in liability of pre-existing warranties	(786)	471
Balance at end of year	$40,231	$38,808

Accrued warranty is classified in the Company’s consolidated balance sheets as follows (in thousands):

	October 31, 2017	October 29, 2016
Current liabilities	$26,047	$22,693
Other long-term liabilities	14,184	16,115
Total warranty liability	$40,231	$38,808

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Warranty issues may arise that are beyond the scope of the Company’s historical experience and the potential liability for these warranty issues is evaluated on a case by case basis.

Note 10. Leases

Certain administrative and production facilities and equipment are leased under long-term, non-cancelable operating lease agreements. Most leases contain renewal options for varying periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. See Note 19 for disclosure of related party leases.

Total rental expenses for property, plant and equipment charged to operations under non-cancelable operating leases was $4.9 million, $3.7 million and $2.6 million during fiscal years 2017, 2016 and 2015, respectively.

Future minimum lease payments due under operating leases for the subsequent five fiscal years, are as follows (in thousands):

2018	$2,675
2019	2,206
2020	1,602
2021	1,184
2022	567
Thereafter	149

Note 11. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $7.1 million, $6.1 million and $5.4 million during fiscal years 2017, 2016 and 2015, respectively.

The Company provides paid time off for all employees that meet certain eligibility requirements. The amount of paid time off for an employee is based upon the employee’s tenure with the Company. During fiscal 2017, in order to standardize employee benefit policies across all locations, including acquired companies, the Company implemented an enterprise wide vacation policy for all employees, which resulted in a decrease in other current liabilities.

Note 12. Derivative Financial Instruments and Hedging Activities

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

The ineffective portion of cash flow hedges, which is the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, or hedge components excluded from the assessment of effectiveness, is recognized in earnings immediately during the current period as a component of selling, general and administrative expenses in the Company’s consolidated statements income.

A net amount of $0 currently reported in accumulated other comprehensive income is expected to be reclassified to earnings within the next 12 months. The Company had forward foreign exchange contracts with a gross notional value of $7.8 million and $5.2 million as of October 31, 2017 and October 29, 2016, respectively, designated as cash flow hedges.

Note 13. Shareholders’ Equity

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

Shareholder Rights: Prior to the Company’s IPO completed on February 1, 2017, all current shareholders of the Company were a party to a shareholders agreement which governed the shareholders’ voting rights, right to transfer securities, rights in the event of a sale of the Company or other liquidity event and other special approval rights. Under the terms of that shareholders agreement, the Company was required (at the shareholder’s option) or had the option to purchase the shareholder’s common stock upon termination, disability, death or retirement if the shareholder was an employee. If an employee shareholder was terminated for cause or the employee shareholder departed for any reason other than death, disability or retirement, the purchase price of the common stock was the lesser of termination book value or cost. In the case of termination for any other reason and in the case of death, disability or retirement, the purchase price was a price per share equal to the fair market value as determined by the Company’s board of directors. In connection with the IPO, the Company entered into an amended and restated shareholders agreement with certain shareholders. The amended and restated shareholders agreement became effective upon completion of the IPO and replaced the shareholders agreement that was in effect immediately prior to the IPO.

Note 14. Contingently Redeemable Common Stock

Shares of common stock which were held by employees were eligible to be put to the Company in accordance with the previous shareholders agreement if certain criteria (as defined in the previous shareholders agreement) were met and the former employee or his or her beneficiaries exercised the option to put the shares to the Company in accordance with the shareholders agreement. As those provisions were not certain of being met, the shares of common stock held by employees were considered contingently redeemable common stock and recorded as temporary equity on the Company’s consolidated balance sheet until the shares of common stock were either re-purchased by the Company or the put option expired. The put option expired 90 or 180 days after termination of employment, depending on the nature of the termination or upon the sale of the Company or an initial public offering of the Company’s common stock. The value of these shares of common stock are presented at fair value on the Company’s consolidated balance sheet. The fair value of the Company’s common stock was calculated by estimating the Company’s enterprise value by applying an earnings multiple to the Company’s Adjusted EBITDA over the previous 12 months, and deducting outstanding net debt.

When the put option was exercised or expires, the shares were re-measured at fair value on that date and reclassified from temporary equity to shareholders’ equity. Changes in the fair value of the contingently redeemable shares of common stock were recorded in retained earnings.

During fiscal year 2016, the Company reclassified 456,480 contingently redeemable Class A common shares to shareholders’ equity.

During fiscal year 2015, the Company reclassified 1,392,640 contingently redeemable Class A common shares to shareholders’ equity. The Company issued 390,320 contingently redeemable Class A common shares for proceeds of $2,000.

Note 15. Stock Compensation

In April 2010, the Company’s board of directors approved the Company’s 2010 Long-Term Incentive Plan (the “2010 Plan”). Under the 2010 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2010 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2010 Plan allows acceleration of options upon certain events. The Company recognizes compensation expense for stock options, nonvested restricted stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2010 Plan. At October 31, 2017, the Company had 4,253,440 shares available for issuance under the 2010 Plan.

With the approval of the 2016 Plan (defined below), the Company will no longer issue share-based awards under the 2010 Plan.

In January 2017, the Company’s board of directors approved the REV Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Under the 2016 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2016 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2016 Plan allows acceleration of share awards upon certain events. The Company recognizes compensation expense for stock options, nonvested restricted stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2016 Plan. At October 31, 2017, the Company had 7,867,707 remaining shares available for issuance under the 2016 Plan.

Stock Option Awards: Stock options granted have a term of up to 10 years from the grant date. The vesting of these options are either immediate, upon a triggering event or over a period of time. Exercisability of triggering event options is contingent upon the occurrence of a change in control of the Company, or in certain of the option grants, an initial public offering. The Company estimates the fair value of all stock option awards on the grant date by applying the Black-Scholes option-pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of stock compensation cost.

As a result of the Company’s IPO in January 2017, 1.2 million of equity stock options immediately vested. The Company recorded stock compensation expense of $4.4 million resulting from the vesting of these stock options. As of October 31, 2017, the Company could potentially recognize $0.5 million of stock compensation expense if certain performance targets were met or were expected by management to be achieved. As of October 31, 2017, the Company had $1.7 million of unrecognized stock compensation expense related to time based vesting stock options.

As of October 31, 2017 and October 29 2016, there were zero and 1,664,000 stock options outstanding, respectively, which were considered liability share awards as the underlying shares were eligible to be sold back to the Company as a result of put rights in the Shareholders Agreement, within a period of time which would not subject the shareholder to the risks and rewards of share ownership for a reasonable period of time.

The fair value of the liability share awards was $0 and $9.1 million at October 31, 2017 and October 29, 2016, respectively. Concurrent with the Company’s IPO, the Company’s Shareholders Agreement was terminated, and as such the put rights from that agreement were no longer available to the Company’s shareholders. As such, the fair value of vested outstanding liability share awards were reclassified to additional paid-in capital during the first quarter of 2017. In addition, upon completion of the Company’s IPO, 1,528,000 of outstanding liability option awards were vested. The vested portion of these outstanding options was re-measured at fair value based upon the $22.00 per share price of the Company’s IPO. The accelerated vesting of the liability awards and remeasurement of the liability to the $22.00 per share price resulted in additional stock compensation expense of $16.2 million during the first quarter of fiscal year 2017. The fair value of the liability share awards was $26.5 million on the date of the Company’s IPO.

The key assumptions used in determining the fair value of options granted for fiscal years 2016 and 2015 are as follows:

	2016	2015
Weighted-average volatility	52.75 - 52.98%	52.59 - 52.73%
Weighted-average risk-free interest rate	1.83 - 2.25%	1.93 - 2.37%
Weighted-average expected life in years	10.00	10.00
Dividend yield	—	—
Weighted-average grant date fair value per option	$407.01	$358.72

Peer group information is the basis for the selection of the expected weighted-average volatility. The estimated expected life is the option term. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity for fiscal years 2017, 2016 and 2015, was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value of In-the- Money Options
Outstanding at October 31, 2014	5,352,532	$4.09	6.8	$4,773
Granted	368,000	7.00	—	—
Exercised	—	—	—	—
Cancelled	(894,000)	4.60	—	—
Outstanding at October 31, 2015	4,826,532	$4.30	6.0	$15,156
Granted	1,000,000	8.00	—	—
Exercised	—	—	—	—
Cancelled	(2,088,000)	4.38	—	—
Outstanding at October 29, 2016	3,738,532	$5.69	7.1	$27,735
Granted	—	—	—	—
Exercised	(423,150)	6.06	—	—
Cancelled	(251,714)	1.16	—	—
Outstanding at October 31, 2017	3,063,668	$5.66	6.2	$61,282
Exercisable at October 31, 2017	2,714,782	$5.80	—	$54,304

The aggregate intrinsic value above reflects the total pre-tax intrinsic value (the difference between the per share fair value of the Company’s stock and the exercise price of the stock options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on October 31, 2017 and October 29, 2016. The intrinsic value of the Company’s stock options changes based on the changes in the share price of the Company’s common stock.

Restricted Stock Units Awards: The Company has granted restricted stock units to certain employees and non-employee directors. During fiscal year 2017, the Company granted 62,492 restricted stock units that will convert to common stock upon vesting. All restricted stock units granted during fiscal year 2017 will vest based on the passage of time. The Company granted 58,403 units that will vest over four years for employees and 4,789 that will vest over one year for certain employees and non-employee directors.

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

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Stock Units Outstanding	Weighted-average grant date fair value per unit
Outstanding, October 29, 2016	—	—
Granted	62,492	$24.42
Vested	—	—
Cancelled/Expired	(3,300)	$25.00
Outstanding, October 31, 2017	59,192	$25.44

Performance Stock Units Awards: The Company has granted performance stock units to certain employees. During fiscal year 2017, the Company granted 73,101 performance stock units that will convert to common stock upon vesting. All performance stock units granted during fiscal year 2017 will be vested based upon the achievement of certain performance measures in fiscal years 2018 through 2020. The fair value of these awards was determined based on the stock price as of the date of the grant. As the performance stock units are subject to vesting provisions based on operating income metrics the achievement of which have not been determined yet, those performance stock units are not included in the table below. These metrics will be established after the end of the current fiscal year.

The unvested performance stock units granted under the 2016 Plan have the right to accrue dividends, but not the right to vote. Dividends are paid in accordance with vesting of the associated performance stock units. All of the unvested performance stock units granted under the 2016 Plan vest upon the termination of participants in certain situations and following certain changes of control of the Company.

The change in the number of performance restricted stock units outstanding consisted of the following:

	Performance Stock Units Outstanding	Weighted-average grant date fair value per unit
Outstanding, October 29, 2016	—	—
Granted	73,101	$27.36
Vested	—	—
Cancelled/Expired	—	—
Outstanding, October 31, 2017	73,101	$27.36

Note 16. Restructuring Charges

In fiscal year 2015 the Company implemented a restructuring of its management functions and various product lines across the Company. Accordingly, $3.9 million of the costs associated with the re-organization, including but not limited to severance, were recorded during fiscal year 2015. Additionally, $0.8 million of inventory obsolescence reserves were recorded as a charge to the costs of sales during fiscal year 2015 for the discontinued product lines within the Recreation segment.

In the first quarter of fiscal year 2016, the Company restructured some of its management functions in the Fire & Emergency segment and initiated the relocation of its Corporate office from Orlando, Florida to Milwaukee, Wisconsin. The Company recognized $2.8 million of costs associated with this re-organization and office relocation, which included severance, lease termination and other associated expenses. At October 31, 2017, all of the restructuring costs were paid.

In the fourth quarter of fiscal year 2016, the Company implemented a strategic plan to relocate production of Goshen buses to its Salina, KS and Imlay City, MI facilities and the relocation of its mobility van production facility from Salina, Kansas to Longview, Texas. Accordingly, $3.0 million of the costs associated with the relocation, including but not limited to personnel costs, severance and bonuses were recorded in fiscal year 2017, and $0.7 million of such costs were recognized in fiscal year 2016. At October 31, 2017, all of the restructuring costs were paid.

In the third quarter of 2017, the Company restructured some of its management functions in its Commercial segment and in its Corporate office, and incurred personnel costs, including severance and other employee benefit payments of approximately $1.5 million. At October 31, 2017, a balance of $0.6 million of the restructuring costs remained unpaid.

A summary of the changes in the Company’s restructuring liability is as follows (in thousands):

	2015 Companywide	2016 Companywide	Goshen Bus	2017 Restructuring	Total
Balance at October 31, 2015	$1,776	$—	$—	$—	$1,776
Expenses Incurred	—	2,807	714	—	3,521
Amounts Paid	(1,776)	(2,240)	(400)	—	(4,416)
Balance at October 29, 2016	$—	$567	$314	$—	$881
Expenses Incurred	—	—	3,033	1,483	4,516
Amounts Paid	—	(567)	(3,347)	(845)	(4,759)
Balance at October 31, 2017	$—	$—	$—	$638	$638

Note 17. Income Taxes

Income/(loss) before provision for income taxes is taxed in the following jurisdictions (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Domestic	$54,672	$43,243	$34,812
Foreign	(4,651)	—	—
Income before provision for income taxes	$50,021	$43,243	$34,812

Provision for income taxes is summarized as follows (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Current:
Federal	12,101	$12,564	$13,970
State	3,662	4,147	3,290
Foreign	3	—	—
Total Current	$15,766	$16,711	$17,260
Deferred:
Federal	4,586	(2,250)	(4,749)
State	(133)	(1,411)	(576)
Foreign	(1,569)	—	—
Total Deferred	2,884	(3,661)	(5,325)
Provision for income taxes	$18,650	$13,050	$11,935

Income tax expense at the federal statutory rate is reconciled to the Company’s provision for income taxes as follows (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Income tax expense at federal statutory rate	$17,507	$15,135	$12,184
Taxes on foreign income which differ from the U.S. statutory rate	58	—	—
State expense	2,247	1,590	1,558
Deferred tax adjustments	—	(1,531)	—
Manufacturing and research incentives	(2,234)	(2,592)	(1,475)
Nondeductible items	915	988	219
Other items	157	(540)	(551)
Provision for income taxes	$18,650	$13,050	$11,935

Tax expense for fiscal year 2017 was favorably impacted by incentives for U.S. manufacturing and research and unfavorably impacted by nondeductible transaction costs related to business acquisitions and expenses related to the Company’s secondary stock offering.

Tax expense for fiscal year 2016 was favorably impacted by incentives for U.S. manufacturing and research as well as adjustments to deferred income tax balances. The deferred income tax balance adjustments were not material to current or previously issued financial statements.

Tax expense for fiscal year 2015 was favorably impacted by incentives for U.S. manufacturing and research.

No items included in Other items in the income tax reconciliation above are individually, or when appropriately aggregated, significant.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016
Deferred tax assets:
Product warranty	$15,817	$14,201
Inventory	7,684	5,891
Deferred employee benefits	13,821	9,096
Net operating loss and credit carryforwards	6,208	2,114
Other reserves and allowances	3,426	5,311
Gross deferred tax assets	46,956	36,613
Less valuation allowance	(166)	(154)
Deferred tax assets	46,790	36,459
Deferred tax liabilities:
Intangible assets	(45,866)	(40,817)
Property, plant and equipment	(20,635)	(12,661)
Other	(1,281)	(430)
Deferred tax liabilities	(67,782)	(53,908)
Net deferred tax liability	$(20,992)	$(17,449)

The net deferred tax assets/ (liabilities) recorded in the consolidated balance sheet are as follows (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016
Noncurrent deferred tax asset	$1,535	$—
Noncurrent deferred tax liability	(22,527)	(17,449)
Net deferred tax liability	$(20,992)	$(17,449)

As of each balance sheet date, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company will continue to evaluate its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax valuation allowances accordingly. It is reasonably possible that the company will either add to, or reverse a portion of its existing deferred tax asset valuation allowance in the future. Such changes in the deferred tax asset valuation allowances could have a material effect on operating results.

At October 31, 2017, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $7.9 million, which are subject to annual limitations and begin to expire in 2029. The Company has state net operating loss carryforwards of $9.9 million, which begin to expire in 2027. The Company also has net operating loss carryforwards generated in Canada of $0.6 million which are offset by a valuation allowance because the loss carryforwards are projected to expire prior to being utilized. In addition, the Company has net operating loss carryforwards of $4.5 million generated in Brazil with no expiration date.  The Company has an AMT credit carryforward for federal income tax purposes of $0.3 million.

The Company or one of its subsidiaries files income tax returns in the U.S, Canada, Brazil and various state jurisdictions. With few exceptions, fiscal years 2014, 2015 and 2016 remain open to tax examination by Canadian, U.S. federal and state tax authorities.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of October 31, 2017, the company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

During fiscal years 2017, 2016 and 2015, the Company recognized in the consolidated statement of income $0.0 million, $0.2 million, and $0.0 million, respectively, for interest and penalties related to uncertain tax liabilities, which the Company recognizes as a part of its provision for income taxes. As of October 31, 2017 and October 29, 2016, the Company has accrued interest and penalties of $0.2 million and $0.2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Balance at beginning of year	$2,679	$4,166	$4,612
Additions (reductions) for tax positions in prior year	90	(1,501)	74
Additions for tax positions in current year	161	192	16
Cash settlements with taxing authorities	—	(34)	(430)
Statute of limitations	(307)	(144)	(106)
Balance at end of year	$2,623	$2,679	$4,166

If recognized, $2.9 million, $2.9 million, and $4.2 million of the Company’s unrecognized tax benefits as of October 31, 2017, October 29, 2016, and October 31, 2015, respectively, would affect the Company’s effective income tax rate. A portion of the unrecognized tax benefits relate to state tax issues of acquired companies for which the Company will be indemnified by the seller. As such, an offsetting asset in the amount of $1.1 million is included in other long-term assets.

During the next twelve months, it is reasonably possible that federal and state tax resolutions could reduce unrecognized tax benefits and income tax expense by up to $1.1 million, either because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

Note 18. Commitments and Contingencies

Personal Injury Actions and Other: Product and general liability claims arise against the Company from time to time in the ordinary course of business. These claims are generally covered by third-party insurance. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows (in thousands):

	October 31, 2017	October 29, 2016
Performance, bid and specialty bonds	$272,235	$156,972
Open standby letters of credit	7,225	6,151
Total	$279,460	$163,123

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the vehicle chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the vehicle chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the vehicle chassis is not converted within this timeframe of delivery, the Company generally purchases the vehicle chassis and records the inventory. The Company’s contingent liability under such agreements was $85.9 million and $77.6 million as of October 31, 2017 and October 29, 2016, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $288.5 million and $213.7 million as of October 31, 2017 and October 29, 2016, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue into the future. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2017 and October 29, 2016 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts were $0.6 million and $0.6 million at October 31, 2017 and October 29, 2016, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and/or dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Environmental Remediation Costs: The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the Company’s consolidated balance sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change. At October 31, 2017 the total accrual for environmental remediation costs was immaterial. At October 29, 2016, the Company recorded an accrual of $1.5 million for environmental remediation costs at certain of its acquired KME manufacturing facilities.

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

Note 19. Related Party Transactions

During fiscal years 2017, 2016 and 2015, the Company reimbursed its primary equity holder for out of pocket expenses in the amount of $0.6 million, $0.2 million and $1.1 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by previous members of management. Rent expense paid under these arrangements during fiscal years 2017, 2016 and 2015 was $0.3 million, $0.5 million and $0.5 million, respectively. Future minimum lease payments under these leases are $0.3 million and $0.3 million in fiscal years 2018 and 2019, respectively.

The Company engages with an information technology, software and consulting company (the “IT Consulting Company”) in which the Company’s CEO had a material equity interest. The IT Consulting Company provides software development and installation to the Company. The Company made payments of $2.7 million and $3.0 million in fiscal years 2017 and 2016, respectively, to the IT Consulting Company. The amounts paid to the IT Consulting Company include payments which are made to another unrelated consulting company. Excluding the payments to this unrelated consulting company, the payments made to the IT Consulting Company were $1.1 million and $1.2 million in fiscal years 2017 and 2016, respectively. The Company’s CEO has recused himself from receiving any direct economic benefit from the payments made to the IT Consulting Company for the services rendered to the Company. On October 27, 2017 the IT Consulting Company was sold to an unrelated third party and therefore any future consulting business that the Company undertakes with the IT Consulting Company will no longer be considered a related party transaction.

Note 20. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including shares of contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Basic weighted-average common shares outstanding	60,738,242	51,587,200	52,761,360
Dilutive stock options	1,652,521	186,560	57,600
Dilutive restricted stock units	14,729	—	—
Diluted weighted-average common shares	62,405,492	51,773,760	52,818,960

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015

Anti-Dilutive Stock Options	—	2,312,000	2,668,000
Anti-Dilutive Restricted Stock Units	—	—	—
Anti-Dilutive Common Stock Equivalents	—	2,312,000	2,668,000

Note 21. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s reportable segments are as follows:

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

Commercial: This segment includes Collins Bus, Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc., Revability, Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, Inc., Goshen Coach, Inc., ENC, ElDorado National (Kansas), Inc. and Revability manufacture, market and distribute shuttle buses and mobility vans for transit, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

Recreation: This segment includes REV Recreation Group, Inc. (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade and Midwest, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A and Class C mobile RVs in both gas and diesel models. Renegade primarily manufacturers Class C and Super C RVs and heavy-duty special application trailers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures Class B RVs and luxury vans.

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision for income taxes, as adjusted for transaction expenses, sponsor expenses, restructuring costs, loss on early extinguishment of debt, non-cash purchase accounting expenses and stock-based compensation, which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP, but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to income before provision for income taxes is included below.

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

Selected financial information of the Company’s segments is as follows (in thousands):

	Fiscal Year 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$984,036	$620,129	$659,831	$3,787	$2,267,783
Net Sales—Intersegment	$—	$9,359	$12,937	$(22,296)	$—
Depreciation and amortization	$14,603	$8,459	$11,055	$3,695	$37,812
Capital expenditures	$9,465	$6,388	$5,549	$32,634	$54,036
Identifiable assets	$605,972	$281,607	$263,918	$102,935	$1,254,432
Adjusted EBITDA	$109,480	$50,540	$36,220	$(33,706)

	Fiscal Year 2016
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$768,053	$679,033	$478,071	$842	$1,925,999
Net Sales—Intersegment	$—	$—	$10,556	$(10,556)	$—
Depreciation and amortization	$9,707	$8,095	$4,999	$1,792	$24,593
Capital expenditures	$9,598	$5,943	$3,632	$18,329	$37,502
Identifiable assets	$410,984	$268,980	$172,034	$37,021	$889,019
Adjusted EBITDA	$85,170	$53,414	$11,005	$(26,764)

	Fiscal Year 2015
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$620,161	$701,980	$412,940	$—	$1,735,081
Net Sales—Intersegment	$—	$—	$10,039	$(10,039)	$—
Depreciation and amortization	$7,315	$8,703	$2,634	$432	$19,084
Capital expenditures	$3,353	$3,301	$2,710	$6,066	$15,430
Identifiable assets	$276,244	$267,188	$129,706	$22,683	$695,821
Adjusted EBITDA	$63,306	$39,095	$1,507	$(13,782)

Provided below is a reconciliation of segment Adjusted EBITDA to income before provision for income taxes (in thousands):

	Fiscal Year Ended
	October 31, 2017	October 29, 2016	October 31, 2015
Fire & Emergency Adjusted EBITDA	$109,480	$85,170	$63,306
Commercial Adjusted EBITDA	50,540	53,414	39,095
Recreation Adjusted EBITDA	36,220	11,005	1,507
Corporate and Other Adjusted EBITDA	(33,706)	(26,764)	(13,782)
Depreciation and amortization	(37,812)	(24,593)	(19,084)
Interest expense	(20,747)	(29,158)	(27,272)
Transaction expenses	(5,203)	(1,629)	—
Sponsor expenses	(574)	(219)	(1,069)
Restructuring costs	(4,516)	(3,521)	(4,652)
Stock-based compensation expense	(26,627)	(19,692)	(3,237)
Non-cash purchase accounting	(5,114)	(770)	—
Loss on early extinguishment of debt	(11,920)	—	—
Income before provision for income taxes	$50,021	$43,243	$34,812

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2017, 2016 and 2015 (in thousands):

	Fiscal Year 2017
	U.S. and Canada	Europe/ Africa	Middle East	Rest of World	Total
Fire & Emergency	$969,395	$864	$5,933	$7,844	$984,036
Commercial	610,803	—	—	9,326	620,129
Recreation	656,539	—	—	3,292	659,831
Corporate & Other	3,787	—	—	—	3,787
Total Net Sales—External Customers	$2,240,524	$864	$5,933	$20,462	$2,267,783
Intersegment Sales	$22,296	—	—	—	—
Corporate Eliminations	(22,296)	—	—	—	—

	Fiscal Year 2016
	U.S. and Canada	Europe/ Africa	Middle East	Rest of World	Total
Fire & Emergency	$758,549	$653	$3,416	$5,435	$768,053
Commercial	672,673	454	—	5,906	679,033
Recreation	475,021	—	—	3,050	478,071
Corporate and other	842	—	—	—	842
Total Net Sales—External Customers	$1,907,085	$1,107	$3,416	$14,391	$1,925,999
Intersegment Sales	$10,556	—	—	—	—
Corporate Eliminations	(10,556)	—	—	—	—

	Fiscal Year 2015
	U.S. and Canada	Europe/ Africa	Middle East	Rest of World	Total
Fire & Emergency	$589,311	$720	$23,924	$6,206	$620,161
Commercial	685,382	1,024	188	15,386	701,980
Recreation	407,504	—	—	5,436	412,940
Total Net Sales—External Customers	$1,682,197	$1,744	$24,112	$27,028	$1,735,081
Intersegment Sales	$10,039	—	—	—	—
Corporate Eliminations	(10,039)	—	—	—	—

Note 22. Quarterly Results (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. Annual amounts may not sum due to rounding. In thousands, except for per share amounts.

Fiscal Year 2017

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$442,937	$545,316	$595,602	$683,928	$2,267,783
Cost of sales	395,417	472,471	517,597	587,694	1,973,179
Gross profit	47,520	72,845	78,005	96,234	294,604
Operating expense
Selling, general and administrative	56,498	42,604	40,576	48,579	188,257
Research and development	1,198	963	1,199	859	4,219
Restructuring costs	864	335	2,279	1,038	4,516
Amortization of intangible assets	2,614	2,695	5,109	4,506	14,924
Total operating expenses	61,174	46,597	49,163	54,982	211,916
Interest expense, net	7,478	3,416	4,560	5,294	20,747
Loss on early extinguishment of debt	—	11,920	—	—	11,920
Income (loss) before provision for income taxes	(21,132)	10,912	24,282	35,958	50,021
Provision (benefit) for income taxes	(7,829)	4,099	9,091	13,289	18,650
Net income (loss)	$(13,303)	$6,813	$15,191	$22,669	$31,371
Income (loss) per common share:
Basic	$(0.26)	$0.11	$0.24	$0.35	$0.52
Diluted	$(0.26)	$0.10	$0.23	$0.35	$0.50
Dividends declared per common share:	$—	$0.05	$0.05	$0.05	$0.15

Fiscal Year 2016

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$372,780	$480,229	$528,238	$544,752	$1,925,999
Cost of sales	337,841	421,509	464,285	472,433	1,696,068
Gross profit	34,939	58,720	63,953	72,319	229,931
Operating expense
Selling, general and administrative	27,106	35,314	35,481	41,870	139,771
Research and development	1,139	1,294	1,330	1,052	4,815
Restructuring costs	2,965	(215)	57	714	3,521
Amortization of intangible assets	2,243	2,200	2,505	2,475	9,423
Total operating expenses	33,453	38,593	39,373	46,111	157,530
Interest expense, net	6,687	6,776	7,364	8,331	29,158
Income (loss) before provision for income taxes	(5,201)	13,351	17,216	17,877	43,243
Provision (benefit) for income taxes	(2,191)	5,309	4,136	5,796	13,050
Net income (loss)	$(3,010)	$8,042	$13,080	$12,081	$30,193
Earnings per share
Basic	$(0.06)	$0.16	$0.26	$0.24	$0.59
Diluted	$(0.06)	$0.16	$0.25	$0.24	$0.58

Schedule II—Valuation and Qualifying Accounts

The valuation and qualifying accounts for fiscal years 2017, 2016 and 2015 are as follows (in thousands):

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Such as Rate Changes or Foreign Currency Changes	Balance at End of Year
Year End October 31, 2015
Deferred tax valuation allowance	$796	$—	$—	$1	$797
Year End October 29, 2016
Deferred tax valuation allowance	797	(638)	—	(5)	154
Year ended October 31, 2017
Deferred tax valuation allowance	154	0	—	12	166

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2017, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Exemption from Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information relating to our executive officers set forth below, the information required by this item will appear in our definitive proxy statement for our 2018 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated in this item by reference.

The following table sets forth the name, age as of December 15, 2017 and position of the individuals who currently serve as the executive officers of the Company. The following also includes certain information regarding our officers’ individual experience, qualifications, attributes and skills

Name	Age	Position
Tim Sullivan	64	Chief Executive Officer and Director
Dean Nolden	49	Chief Financial Officer
Pamela Krop	59	General Counsel
Barbara Stephens	58	Chief Human Resources Officer
Marcus Berto	47	Executive Vice President

Tim Sullivan, Chief Executive Officer

Mr. Sullivan currently serves as Chief Executive Officer and Director of REV, positions that he has held since August 2014. Previously, Mr. Sullivan was Chairman and Chief Executive Officer of Gardner Denver, Inc., a manufacturer of oil and gas, medical and industrial pumps and compressors, from 2013 to 2014 and the Chairman and Chief Executive Officer of Bucyrus International, Inc., a manufacturer of mining equipment, from 2000 to 2011. In 2012, he served as a special consultant to Wisconsin’s Governor and he chaired the Wisconsin Governor’s Council on Workforce Investment and the Wisconsin Governor’s College and Workforce Readiness Council. He is a current director of Aurora Healthcare, Carroll University and the Metropolitan Milwaukee Association of Commerce. He is a former director of Big Brothers Big Sisters of Greater Milwaukee, Boys and Girls Clubs of Greater Milwaukee, Bucyrus International, Inc., Children’s Hospital of Wisconsin, Cliffs Natural Resources, Inc., Crosby, Inc., Generac, Inc., the Greater Milwaukee Committee, Medical College of Wisconsin, Milacron, Inc., Milwaukee School of Engineering, National Mining Association in Washington, D.C., Northwestern Mutual Life Insurance Company, Southeast Wisconsin Business Health Coalition, St. Ann Center for Intergenerational Care, United Way of Greater Milwaukee and the University of Wisconsin Milwaukee Business Advisory Council. Mr. Sullivan holds a bachelor of science degree in business administration from Carroll University and a master of business administration degree from Arizona State University’s Thunderbird School of International Management. Because of his deep knowledge of REV and his extensive background in the industry, we believe Mr. Sullivan is well-qualified to serve on our Board of Directors.
Dean Nolden, Chief Financial Officer

Mr. Nolden currently serves as Chief Financial Officer of REV, a position he has held since January 2016. Prior to joining REV, Mr. Nolden worked at The Manitowoc Company, Inc. since 1998, where he held numerous positions within the finance department, including Vice President of Finance and Treasurer. Prior to his tenure at Manitowoc, Mr. Nolden spent eight years in public accounting in the audit practice of PriceWaterhouseCoopers LLP. Mr. Nolden is a graduate of the University of Wisconsin-Madison, where he earned a bachelor of business administration degree in accounting. Additionally, Mr. Nolden holds a master of business administration from Marquette University.

Pamela Krop, General Counsel

Ms. Krop currently serves as General Counsel of REV, a position she has held since January 2016. Ms. Krop brings more than 30 years of legal experience to REV, 25 years of which were in corporate counsel positions, with over 15 years in General Counsel roles. Before joining REV, Ms. Krop was Senior Vice President and General Counsel of Intermedix Corporation from 2012 to 2015. Prior to that, she was Senior Vice President and General Counsel for St. Jude Medical, Inc. and spent 15 years at various General Electric businesses. Ms. Krop received a bachelor of arts degree in psychology from the University of Florida and her juris doctor degree from Stanford Law School.

Barbara Stephens, Chief Human Resources Officer

Ms. Stephens has served as Chief Human Resources Officer of REV since February 2016. She has more than 20 years of human resources experience in the fields of mining and manufacturing, leading the functions of environmental health and safety, communications and human resources. Before joining REV, Ms. Stephens served as the Senior Vice President of Human Resources for Bucyrus International, Inc. from 2005 to 2011. Prior to 2005, she held roles in human resources for Snap-on Tools. Ms. Stephens recently served as an independent director and chair of the compensation committee on the board of First Business Financial Services, Inc. based in Madison, Wisconsin. Mrs. Stephens earned a bachelor of liberal studies degree from the University of Evansville and a master of science degree in education, workforce education and development from Southern Illinois University.

Marcus Berto, Executive Vice President

Mr. Berto has served as Executive Vice President of REV since 2014 and has more than 20 years of commercial product and business development experience. Prior to joining REV, Mr. Berto served as Chief Executive Officer of Prumo Global Logistics SA in Brazil from 2012 to 2013. Mr. Berto held various leadership positions, including Senior Executive Vice President at Bucyrus International where he was responsible for the Southern Hemisphere region; Vice President Corporate Development at a Canadian mining company; and 12 years with PriceWaterhouseCoopers LLP and Arthur Andersen. Mr. Berto earned his accounting degree from the Pontafica Universidade Catolica (Belo Horizonte—Minas Gerais, Brazil) and earned a master of business administration degree with a focus in international general management and mergers and acquisitions from Fundacao Dom Cabral in Brazil. He also completed an Advanced Management Program (AMP—181) at Harvard University in 2011.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our definitive proxy statement for the Proxy Statement, which sections are incorporated in this item by reference.. The information required by Item 407(e)(4) of Regulation S-K will be included under the caption “Corporate Governance–Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which section is incorporated in this item by reference.

The information required by Item 407(e)(5) of Regulation S-K will be included under the caption “Executive Compensation—Compensation Committee Report” in the Proxy Statement, which section is incorporated in this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which section is incorporated in this item by reference.

The information required by Item 201(d) of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which section is incorporated in this item by reference.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which section is incorporated in this item by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear under the headings “Certain Relationships and Related Party Transactions” in the Proxy Statement, which section is incorporated in this item by reference

Item 14. Principal Accounting Fees and Services.

The information required by this item will appear under the heading “Proposal No. 2 Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, which section is incorporated in this item by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following information required under this item is filed as a part of this report:
(1)	Consolidated Balance Sheets as of October 31, 2017 and October 29, 2016

For the Fiscal Years Ended October 31, 2017, October 29, 2016, and October 31, 2015:

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits

Refer to the Exhibit Index incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 7, 2017)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 7, 2017)

10.1

Form of Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 10.1 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.2

Revolving Credit and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Ally Bank and BMO Harris Bank N.A., as Co-Collateral Agents, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.3

Term Loan and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.4

Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. registration statement on Form S-1 (file no. 333-214209), filed on October 24, 2016)

10.5

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.6

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.7

Form of Stock Option Award Agreement pursuant to the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.8

Offer Letter, dated July 9, 2014, between American Industrial Partners and Timothy W. Sullivan (Incorporated by reference to Exhibit 10.8 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.9

Offer Letter, dated December 21, 2015, between the Registrant and Dean Nolden (Incorporated by reference to Exhibit 10.9 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.10

Offer Letter, dated October 9, 2014, between Allied Specialty Vehicles and Marcus Berto (Incorporated by reference to Exhibit 10.10 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.11

Offer Letter, dated February 5, 2016, between the Registrant and Thomas B. Phillips (Incorporated by reference to Exhibit 10.11 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.12

Offer Letter, dated February 5, 2016, between the Registrant and Barbara H. Stephens (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.13

Offer Letter, dated April 25, 2014, between Allied Specialty Vehicles and James McGinn (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.14

Transition and Consultancy Agreement, dated January 26, 2016, between the Registrant and James McGinn (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.15

Professional Services Agreement, dated October 10, 2016, between the Registrant and R. Eugene Goodson (Incorporated by reference to Exhibit 10.15 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.16

REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.17

REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.18

Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.19

REV Group, Inc. Non-Employee Directors Compensation (Incorporated by reference to Exhibit 10.19 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

21.1*	Subsidiaries of REV Group, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REV Group, Inc.

Date: December 21, 2017	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 21, 2017.

Signature	Title	Date
/s/ Tim Sullivan
Tim Sullivan	Director and Chief Executive Officer	December 21, 2017
(Principal Executive Officer)
/s/ Dean Nolden
Dean Nolden	Chief Financial Officer	December 21, 2017
(Principal Financial Officer and Principal Accounting Officer)
/s/ Paul Bamatter
Paul Bamatter	Director	December 21, 2017

/s/ Jean Marie “John” Canan
Jean Marie “John” Canan	Director	December 21, 2017

/s/ Dino Cusumano
Dino Cusumano	Director	December 21, 2017

/s/ Charles Dutil
Charles Dutil	Director	December 21, 2017

/s/ Justin Fish
Justin Fish	Director	December 21, 2017

/s/ Kim Marvin
Kim Marvin	Director	December 21, 2017

/s/ Joel Rotroff
Joel Rotroff	Director	December 21, 2017

/s/ Donn Viola
Donn Viola	Director	December 21, 2017