Form 10-Q
period 2018-01-31
REV Group, Inc.
filed 2018-03-07
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

As of March 6, 2018, the registrant had 64,577,292 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section in our filings with the U.S. Securities and Exchange Commission (“SEC”). We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,743	$17,838
Accounts receivables, net	224,155	243,242
Inventories, net	486,724	452,380
Other current assets	14,078	13,372
Total current assets	737,700	726,832
Property, plant and equipment, net	227,609	217,083
Goodwill	185,127	133,235
Intangibles assets, net	164,743	167,887
Other long-term assets	9,357	9,395
Total assets	$1,324,536	$1,254,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$750	$750
Accounts payable	144,315	217,267
Customer advances	107,839	95,774
Accrued warranty	23,558	26,047
Other current liabilities	59,937	70,241
Total current liabilities	336,399	410,079
Long-term debt, less current maturities	371,527	229,105
Deferred income taxes	15,475	22,527
Other long-term liabilities	19,576	20,281
Total liabilities	742,977	681,992
Commitments and contingencies

Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.001 par value, 605,000,000 shares authorized; 64,573,749 and 64,145,945 shares issued and outstanding, respectively)	64	64
Additional paid-in capital	535,187	531,988
Retained earnings	46,560	40,353
Accumulated other comprehensive (loss) income	(252)	35
Total shareholders' equity	581,559	572,440
Total liabilities and shareholders' equity	$1,324,536	$1,254,432

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended
	January 31, 2018	January 28, 2017
Net sales	$514,855	$442,937
Cost of sales	462,303	395,417
Gross profit	52,552	47,520
Operating expenses:
Selling, general and administrative	41,034	56,498
Research and development costs	1,731	1,198
Restructuring	4,052	864
Amortization of intangible assets	4,739	2,614
Total operating expenses	51,556	61,174
Operating income (loss)	996	(13,654)
Interest expense, net	5,417	7,478
Loss before benefit for income taxes	(4,421)	(21,132)
Benefit for income taxes	(13,842)	(7,829)
Net income (loss)	$9,421	$(13,303)
Income (loss) per common share:
Basic	$0.15	$(0.26)
Diluted	$0.14	$(0.26)
Dividends declared per common share	$0.05	$—

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Three Months Ended
	January 31, 2018	January 28, 2017
Net income (loss)	$9,421	$(13,303)
Other comprehensive (loss) income, net of tax	(287)	19
Comprehensive income (loss)	$9,134	$(13,284)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended
	January 31, 2018	January 28, 2017
Cash flows from operating activities:
Net income (loss)	$9,421	$(13,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,017	7,421
Amortization of debt issuance costs	441	585
Amortization of Senior Note discount	—	42
Stock-based compensation expense	1,750	25,506
Deferred income taxes	(10,414)	(8,563)
Gain on disposal of property, plant and equipment	(1,647)	(205)
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables, net	22,922	(4,381)
Inventories, net	(24,706)	(1,636)
Other current assets	(678)	(5,805)
Accounts payable	(73,468)	(22,260)
Accrued warranty	(4,228)	(1,513)
Customer advances	12,065	19,139
Other liabilities	(15,086)	(28,938)
Long-term assets	201	164
Net cash used in operating activities	(72,410)	(33,747)
Cash flows from investing activities:
Purchase of property, plant and equipment	(13,594)	(18,095)
Payments for rental fleet vehicles	(5,252)	(529)
Proceeds from sale of property, plant and equipment	3,921	919
Acquisition of businesses, net of cash acquired	(57,946)	(20,581)
Net cash used in investing activities	(72,871)	(38,286)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	142,313	79,600
Payment of dividends	(3,207)	—
Payment of debt issuance costs	(369)	—
Redemption of common stock options including employer payroll taxes	(982)	(3,251)
Payments of withholding and employer payroll taxes for vesting of restricted stock	(133)	—
Proceeds from exercise of common stock options, net of employer payroll taxes	2,564	—
Net cash provided by financing activities	140,186	76,349
Net (decrease) increase in cash and cash equivalents	(5,095)	4,316
Cash and cash equivalents, beginning of period	17,838	10,821
Cash and cash equivalents, end of period	$12,743	$15,137

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,655	$10,314
Income taxes, net of refunds	$(4)	$10,378

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity

(Dollars in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Amount	# Shares	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Shareholders' Equity
Balance, October 31, 2017	$64	64,145,945 Sh.	$531,988	$40,353	$35	$572,440
Net income				9,421		9,421
Other comprehensive loss					(287)	(287)
Stock-based compensation expense			533			533
Exercise of common stock options	—	418,116 Sh.	2,792			2,792
Vesting of restricted stock, net of employee tax withholding	—	9,688 Sh.	(126)			(126)
Dividends declared on common stock				(3,214)		(3,214)
Balance, January 31, 2018	$64	64,573,749 Sh.	$535,187	$46,560	$(252)	$581,559

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

The accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly REV’s consolidated financial position as of January 31, 2018, and October 31, 2017, and the consolidated results of operations and comprehensive income (loss) for the three months ended January 31, 2018 and January 28, 2017 and the consolidated cash flows for the three months then ended. The condensed unaudited consolidated statements of income and comprehensive income for the three months ended January 31, 2018, and January 28, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed unaudited consolidated balance sheet data as of October 31, 2017, was derived from audited financial statements, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

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

Initial Public Offering: On January 26, 2017, the Company announced the pricing of an initial public offering (“IPO”) of shares of its common stock, which began trading on the New York Stock Exchange on January 27, 2017. On February 1, 2017, the Company completed the IPO of 12,500,000 shares of common stock at a price of $22.00 per share. The Company received $275.0 million in gross proceeds from the IPO, or $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO were used to pay down the Company’s existing debt. Immediately prior to closing of the IPO, the Company completed an 80-for-one stock split of its Class A common stock and Class B common stock and reclassified the Class A common stock and Class B common stock into a single class of common stock, which was the same class as the shares sold in the IPO.

Note 2. Acquisitions

Lance Camper Manufacturing Acquisition

On January 12, 2018, the Company acquired 100% of the common shares of Lance Camper Mfg. Corp. and its sister company Avery Transport, Inc. (collectively, “Lance” and the “Lance Acquisition”). Lance designs, engineers and manufactures truck campers, towable campers and toy haulers. This acquisition gives the Company a meaningful entrance into the high volume and rapidly growing towables segment of the recreational vehicle market. The purchase price for Lance was $57.9 million net of $7.4 million cash acquired, subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Lance is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $49.8 million, which is deductible for income tax purposes.

The Lance Acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of January 31, 2018, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, or of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Lance (in thousands):

Assets:
Cash	$7,444
Accounts receivable, net	3,835
Inventories, net	9,638
Other current assets	340
Property, plant and equipment	3,242
Other long-term assets	137
Total assets acquired	24,636
Liabilities:
Accounts payable	3,555
Accrued warranty	1,362
Other current liabilities	4,157
Other long-term liabilities	3
Total liabilities assumed	9,077
Net Assets Acquired	15,559
Consideration Paid	65,390
Goodwill	$49,831

Net sales and operating income for the period from January 12, 2018 to January 31, 2018 attributable to Lance were $7.2 million and $0.7 million, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the operating results from Lance were not considered material to the Company’s operating results as a whole.

The Company will also pay up to an additional $10.0 million to the selling shareholders subsequent to the acquisition date in the form of deferred purchase price payable of $5.0 million on each of the 12 and 24 month anniversary dates of the acquisition date as per the agreement terms. This deferred payment will be recognized as an expense in the Company’s consolidated statement of income over the period of the agreement.

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

The AutoAbility Acquisition has been accounted for as a business acquisition using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill which will be deductible for tax purposes.

As of January 31, 2018, the Company had not completed its assessment of inventory and warranty liabilities which existed as of the date of acquisition, as well as the completion of the determination of the final purchase price calculation, as defined in the purchase agreement. Adjustments which may result from the completion of this assessment may result in a change in the value of deferred income tax assets and liabilities. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

Van-Mor Enterprises Inc. Acquisition

On May 15, 2017, the Company acquired certain real estate assets and operating assets and liabilities of Van-Mor Enterprises, Inc. (“Van-Mor” and the “Van-Mor Acquisition”). Van-Mor is a supplier of certain materials and components for the Company’s fire apparatus divisions. The purchase price for Van-Mor was $1.6 million. The net cash consideration paid at closing was funded through the Company’s cash from operations. Van-Mor is reported as part of the Fire & Emergency segment.

The Van-Mor Acquisition will be accounted for as a business acquisition using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

The Company acquired land and buildings which were valued at $1.2 million as of the closing date. The Company did not recognize any goodwill as a result of Van-Mor Acquisition.

Midwest Automotive Designs Acquisition

On April 13, 2017, the Company acquired certain assets and liabilities of Midwest Automotive Designs (“Midwest” and the “Midwest Acquisition”). Midwest manufactures Class B recreational vehicles (“RVs”) and luxury vans. This acquisition enhances the Company’s product offerings in both its Recreation and Commercial segments, by adding a selection of Class B recreational vehicles and multiple products for the luxury limousine, charter and tour bus markets. The final purchase price for Midwest was $34.9 million ($34.9 million net of cash acquired), which includes a subsequent adjustment of $0.5 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Midwest is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $12.8 million, which is deductible for income tax purposes.

The Midwest Acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of January 31, 2018, the Company had not completed its assessment of the fair value of inventory and warranty liabilities which existed as of the date of acquisition. Adjustments which may result from the completion of this assessment may result in a change in the value of deferred income tax assets and liabilities. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

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

Net sales and operating income for the three months ended January 31, 2018 attributable to Midwest were $14.0 million and $1.0 million, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the since the operating results from Midwest were not considered material to the Company’s operating results as a whole.

Ferrara Fire Apparatus Acquisition

On April 25, 2017, the Company acquired 100% of the common shares of Ferrara Fire Apparatus, Inc. (“Ferrara” and the “Ferrara Acquisition”). Ferrara is a leading custom fire apparatus and rescue vehicle manufacturer that engineers and manufactures vehicles for municipal and industrial customers. This acquisition enhances the Company’s emergency vehicle product offering, particularly with custom fire apparatus including pumpers, aerials, and industrial vehicles. The purchase price for Ferrara was $100.1 million ($97.1 million net of $3.0 million cash acquired), subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s revolving credit facility and Term Loan. Ferrara is reported as part of the Fire & Emergency segment. The preliminary purchase price allocation resulted in goodwill of $32.7 million, which is not deductible for income tax purposes.

The Ferrara Acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

As of January 31, 2018, the Company had not completed its assessment of the fair value of inventory and warranty liabilities which existed as of the date of acquisition, or of the determination of the final purchase price calculation, as defined in the purchase agreement. Adjustments which may result from the completion of this assessment may result in a change in the value of deferred income tax assets and liabilities. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Ferrara (in thousands):

Assets:
Cash	$3,013
Accounts receivable, net	16,041
Inventories, net	40,338
Other current assets	360
Property, plant and equipment	12,489
Other long-term assets	76
Intangible assets, net	32,770
Total assets acquired	105,087
Liabilities:
Accounts payable	17,043
Accrued warranty	2,896
Customer advances	7,740
Deferred income taxes	4,235
Other current liabilities	2,725
Other long-term liabilities	3,000
Total liabilities assumed	37,639
Net Assets Acquired	67,448
Consideration Paid	100,113
Goodwill	$32,665

Intangible assets acquired as a result of the Ferrara Acquisition are as follows (in thousands):

Customer relationships (12 year life)	$14,440
Order backlog (1 year life)	3,190
Non-compete agreements (4 year life)	1,530
Trade names (indefinite life)	13,610
Total intangible assets, net	$32,770

Net sales and operating income for the three months ended January 31, 2018, attributable to Ferrara were $27.1 million and $0.1 million, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the operating results from Ferrara were not considered material to the Company’s operating results as a whole.

Renegade RV Acquisition

On December 30, 2016, the Company acquired 100% of the common shares of Kibbi, LLC, which operated as Renegade RV (“Renegade” and the “Renegade Acquisition”). Renegade is a leading manufacturer of Class C and “Super C” RVs and heavy-duty special application trailers. The purchase price for Renegade was $22.5 million ($21.0 million net of $1.6 million cash acquired), which included a $0.3 million payment to Renegade’s sellers based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Renegade is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $4.2 million, which is not deductible for income tax purposes.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for Renegade (in thousands):

Assets:
Cash	$1,597
Accounts receivable, net	2,334
Inventories, net	14,322
Other current assets	131
Property, plant and equipment	892
Intangible assets, net	7,700
Total assets acquired	26,976
Liabilities:
Accounts payable	4,231
Accrued warranty	390
Customer advances	272
Other current liabilities	1,035
Deferred income taxes	2,654
Other long-term liabilities	65
Total liabilities assumed	8,647
Net Assets Acquired	18,329
Consideration Paid	22,549
Goodwill	$4,220

Intangible assets acquired as a result of the Renegade Acquisition are as follows (in thousands):

Customer relationships (6 year life)	$5,200
Order backlog (1 year life)	900
Trade names (indefinite life)	1,600
Total intangible assets, net	$7,700

During the first quarter of fiscal year 2018, the Company completed its assessment of the fair values of intangible assets and recorded measurement period adjustments that resulted in a $1.3 million increase in intangible assets and a $2.1 million increase in deferred income tax liabilities with a corresponding net increase in goodwill of $0.8 million. The change in deferred income tax liabilities is related to the completion of the intangible asset valuation and income tax attributes as a result of a tax return filing.

Net sales and operating income for the three months ended January 31, 2018, attributable to Renegade were $28.3 million and $3.3 million, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the operating results from Renegade were not considered material to the Company’s operating results as a whole.

Note 3. Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Chassis	$58,505	$54,668
Raw materials	175,028	162,448
Work in process	188,085	180,148
Finished products	79,865	68,424
	501,483	465,688
Less: reserves	(14,759)	(13,308)
Total inventories, net	$486,724	$452,380

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Land & land improvements	$24,893	$25,493
Buildings & improvements	104,659	104,160
Machinery & equipment	76,563	70,333
Rental fleet	22,995	17,743
Computer hardware & software	40,008	39,703
Office furniture & fixtures	5,298	4,961
Construction in process	43,313	34,784
	317,729	297,177
Less: accumulated depreciation	(90,120)	(80,094)
Total property, plant and equipment, net	$227,609	$217,083

Depreciation expense was $6.2 million and $4.8 million for the three months ended January 31, 2018 and January 28, 2017, respectively.

Note 5. Goodwill and Intangible Assets

The table below represents goodwill by segment (in thousands):

	January 31, 2018	October 31, 2017
Fire & Emergency	$89,604	$88,355
Commercial	28,650	28,650
Recreation	66,873	16,230
Total goodwill	$185,127	$133,235

The change in the net carrying value amount of goodwill consisted of the following (in thousands):

	Three Months Ended
	January 31, 2018	January 28, 2017
Balance at beginning of period	$133,235	$84,507
Activity during the quarter:
Activity from prior year acquisitions	2,061	—
Activity from current year acquisitions	49,831	3,132
Balance at end of period	$185,127	$87,639

Intangible assets (excluding goodwill) consisted of the following (in thousands):

	Weighted- Average Life	January 31, 2018	October 31, 2017
Finite-lived intangible assets:
Technology-related	7.0	$1,718	$1,718
Customer relationships	8.0	113,057	111,957
Order backlog	1.0	4,858	4,658
Non-compete agreements	5.0	2,060	2,060
Trade names	7.0	3,477	3,477
		125,170	123,870
Less: accumulated amortization		(66,500)	(62,056)
		58,670	61,814
Indefinite-lived trade names		106,073	106,073
Total intangible assets, net		$164,743	$167,887

Amortization expense was $4.8 million and $2.6 million for the three months ended January 31, 2018, and January 28, 2017, respectively.

Note 6. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Payroll and related benefits and taxes	$25,912	$21,617
Incentive compensation	196	11,740
Customer sales program	5,716	6,097
Restructuring costs	1,154	638
Interest payable	1,594	1,537
Income taxes payable	7,740	11,168
Dividends payable	3,211	3,210
Other	14,414	14,234
Total other current liabilities	$59,937	$70,241

Note 7. Long-Term Debt

The Company was obligated under the following debt instruments (in thousands):

	January 31, 2018	October 31, 2017
Senior secured facility:
Revolving credit ABL facility	$299,500	$157,000
Term Loan, net of debt issuance costs ($1,660 and $1,770)	72,777	72,855
	372,277	229,855
Less: current maturities	(750)	(750)
Long-term debt, less current maturities	$371,527	$229,105

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” and “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.9 million of debt issuance costs related to the April 2017 ABL Facility.

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

On December 22, 2017 the Company exercised its $100.0 million incremental commitment option under the April 2017 ABL Facility, which increased total borrowing capacity under the facility from $350.0 million to $450.0 million. The Company incurred $0.3 million of debt issuance costs related to the April 2017 ABL Facility.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of January 31, 2018.

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

On April 22, 2016, the Company exercised its $50.0 million Incremental Commitment option under the ABL Facility in conjunction with the KME Acquisition, which increased the borrowing capacity under the ABL Facility to $200.0 million at that time. All other terms and conditions remained unchanged.

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

The Company was in compliance with all financial covenants under the Term Loan as of January 31, 2018.

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

104.250% (November 1, 2016)

102.125% (November 1, 2017)

100.000% (November 1, 2018 and thereafter)

The Notes were issued with an applicable original issue discount (“OID”) of $1.2 million. The Company also incurred $9.0 million in associated debt issuance costs.

On January 17, 2017, the Company issued a Notice of Conditional Redemption, subject to the completion of the Company’s IPO, to redeem all the outstanding Notes at a redemption price of 104.250% plus accrued and unpaid interest. On February 16, 2017, the Company redeemed all Notes, which were outstanding as of that date, and retired the debt. As a result of this redemption, the Company recorded a $11.2 million loss associated with the early extinguishment of the debt, which consisted of a prepayment premium of $7.7 million, $3.1 million of unamortized debt issuance costs and $0.4 million of OID.

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

Changes in the Company’s warranty liability consisted of the following (in thousands):

	Three Months Ended
	January 31, 2018	January 28, 2017
Balance at beginning of period	$40,231	$38,808
Warranty provisions	6,232	6,622
Settlements made	(9,716)	(8,153)
Warranties for current year acquisitions	1,362	570
Changes in liability of pre-existing warranties	(743)	84
Balance at end of period	$37,366	$37,931

Accrued warranty is classified in the Company’s consolidated balance sheets as follows (in thousands):

	January 31, 2018	October 31, 2017
Current liabilities	$23,558	$26,047
Other long-term liabilities	13,808	14,184
Total warranty liability	$37,366	$40,231

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

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan covering substantially all of U.S. employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $2.2 million and $1.6 million for the three months ended January 31, 2018 and January 28, 2017, respectively.

Note 10. Derivative Financial Instruments and Hedging Activities

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

A net amount of $0.3 million recorded as loss in accumulated other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months. The Company had forward foreign exchange contracts with a gross notional value of $8.2 million and $7.8 million as of January 31, 2018 and October 31, 2017, respectively, designated as cash flow hedges.

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

Shareholder Rights: Prior to the Company’s IPO completed on February 1, 2017, all of the then shareholders of the Company were a party to the Amended Shareholders Agreement (the “Shareholders Agreement”) which governed the shareholders’ voting rights, right to transfer securities, rights in the event of a sale of the Company or other liquidity event and other special approval rights. Under the terms of the Shareholders Agreement, the Company was required (at the shareholder’s option) or had the option to purchase the shareholder’s common stock upon termination, disability, death or retirement if the shareholder was an employee. If an employee shareholder was terminated for cause or the employee shareholder departed for any reason other than death, disability or retirement, the purchase price of the common stock was the lesser of termination book value or cost. In the case of termination for any other reason and in the case of death, disability or retirement, the purchase price was a price per share equal to the fair market value as determined by the Company’s board of directors. In connection with the IPO, the Company entered into an amended and restated shareholders agreement with certain shareholders. The amended and restated shareholders agreement became effective upon completion of the IPO and replaced the Shareholders Agreement that was in effect immediately prior to the IPO.

Note 12. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including shares of contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three months ended January 31, 2018 and January 28, 2017:

	Three Months Ended
	January 31, 2018	January 28, 2017
Basic weighted-average common shares outstanding	64,287,052	51,360,163
Dilutive stock options	2,194,149	—
Dilutive restricted stock units	15,718	—
Diluted weighted-average common shares outstanding	66,496,919	51,360,163

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three months ended January 31, 2018 and January 28, 2017:

	Three Months Ended
	January 31, 2018	January 28, 2017
Anti-Dilutive Stock Options	77,085	1,128,000
Anti-Dilutive Restricted Stock Units	288,788	—
Anti-Dilutive Common Stock Equivalents	365,873	1,128,000

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

Note 14. Stock Compensation

In April 2010, the Company’s board of directors approved the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). Under the 2010 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2010 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2010 Plan allows acceleration of options upon certain events. The Company recognizes compensation expense for stock options, nonvested restricted stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2010 Plan. At January 31, 2018, the Company had 4,253,440 remaining shares available for issuance under the 2010 Plan. With the approval of the 2016 Plan (defined below), the Company will no longer issue share-based awards under the 2010 Plan.

In January 2017, the Company’s board of directors approved the REV Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Under the 2016 Plan, key employees, including employees who may also be directors or officers of the Company, outside directors, key consultants and key contractors of the Company may be granted incentive stock options, nonqualified stock options, and other share-based awards. The 2016 Plan provides for the granting of options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of grant. Stock options terminate not more than ten years from the date of grant. The 2016 Plan allows acceleration of share awards upon certain events. The Company recognizes compensation expense for stock options, nonvested restricted stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. An aggregate of 8,000,000 shares were reserved for future awards under the 2016 Plan. At January 31, 2018, the Company had 7,990,312 remaining shares available for issuance under the 2016 Plan.

During the three months ended January 31, 2018, and January 28, 2017, the Company recorded stock-based compensation expense of $1.8 million and $25.5 million, respectively, as selling, general and administrative expenses in the Company’s consolidated statements of income.

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

As a result of the Company’s IPO in January 2017, 1.2 million of stock options immediately vested. The Company recorded stock compensation expense of $4.4 million resulting from the vesting of these stock options. As of January 31, 2018, the Company could potentially recognize $0.3 million of stock compensation expense if certain performance targets were met or were expected by management to be achieved. As of January 31, 2018, the Company had $1.4 million of unrecognized stock compensation expense related to time based vesting stock options.

During the three months ended January 31, 2018 and January 28, 2017, the Company recorded stock compensation expense of $1.0 million and $3.3 million, respectively, to redeem performance based stock options. The amount paid per share to redeem these stock options was equal to the fair value of the Company’s common stock on the date of redemption less the stock option exercise price.

Prior to the Company’s IPO, certain stock options outstanding which were considered liability share awards as the underlying shares were eligible to be sold back to the Company as a result of put rights in the Shareholders Agreement, within a period of time which would not subject the shareholder to the risks and rewards of share ownership for a reasonable period of time. Concurrent with the Company’s IPO, the Company’s Shareholders Agreement was terminated, and as such the put rights from that agreement were no longer available to the Company’s shareholders and no outstanding stock options were considered liability awards after that date. As such, the fair value of vested outstanding liability share awards, which was $26.5 million on the date of the Company’s IPO, were reclassified to additional paid-in capital during the first quarter of fiscal year 2017. In addition, upon completion of the Company’s IPO, 1,528,000 of outstanding liability option awards were vested. The vested portion of these outstanding options was re-measured at fair value based upon the $22.00 per share price of the Company’s IPO. The accelerated vesting of the liability awards and remeasurement of the liability to the $22.00 per share price resulted in additional stock compensation expense of $16.2 million during the first quarter of fiscal year 2017.

The change in the number of stock options outstanding consisted of the following:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, October 31, 2017	3,063,668	$5.80
Granted	—	—
Exercised	(418,116)	6.68
Cancelled/Expired	(51,133)	3.08
Outstanding, January 31, 2018	2,594,419	$5.71

During the three months ended January 31, 2018, the fair value of shares issued for stock options exercised was $13.4 million.

Restricted Stock Units Awards: The Company has granted restricted stock units to certain employees and non-employee directors. Restricted stock units will vest over four years for employees and over one year for certain employees and non-employee directors.

The change in the number of unvested restricted stock units outstanding consisted of the following:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	59,192	$25.44
Granted	288,788	29.41
Vested	(13,548)	25.48
Cancelled/Expired	(3,000)	25.00
Outstanding, January 31, 2018	331,432	$28.90

During the three months ended January 31, 2018, the fair value of shares issued for vested restricted stock units was $0.4 million.

Performance Stock Units Awards: The Company has granted performance stock units to certain employees that will vest based upon the achievement of certain performance measures in fiscal years 2018 through 2020. Performance stock units that will vest based upon performance measures for fiscal year 2018 are considered granted as of January 31, 2018. Performance stock units for fiscal 2019 and beyond are subject to vesting provisions based on operating income targets providing for year over year growth and thus cannot be determined until prior year income is known. Those performance stock units are not included in the table below. These metrics will be established after the end of the current fiscal year.

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

The change in the number of unvested performance stock units outstanding consisted of the following:

	Performance Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	73,101	$27.36
Granted	—	—
Vested	—	—
Cancelled/Expired	—	—
Outstanding, January 31, 2018	73,101	$27.36

Note 15. Restructuring Charges

In the third quarter of fiscal 2017, the Company restructured certain management positions in its Commercial segment and in its Corporate office, and incurred personnel costs, including severance and other employee benefit payments of $1.5 million. At January 31, 2018, a balance of $0.4 million of the restructuring costs remained unpaid.

In the first quarter of fiscal year 2018, the Company restructured certain management positions in its Recreation segment and in its Corporate office. Costs incurred consisted of $3.5 million of personnel costs, including severance, and other employee benefit payments, as well as facility moving expenses of $0.6 million in the Recreation segment. At January 31, 2018, a balance of $0.8 million of the restructuring costs remained unpaid.

A summary of the changes in the Company’s restructuring liability is as follows (in thousands):

	2017 Restructuring	2018 Restructuring	Total
Balance at October 31, 2017	$638	$—	$638
Expenses Incurred	—	4,052	4,052
Amounts Paid	237	3,299	3,536
Balance at January 31, 2018	$401	$753	$1,154

Note 16. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on its estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $13.8 million for the three months ended January 31, 2018, or 313.1% of pre-tax loss, compared to $7.8 million, or 37.1% of pre-tax loss, for the three months ended January 28, 2017. Results for the three months ended January 31, 2018 were favorably impacted by $12.7 million of net discrete tax benefits, including a $2.3 million benefit related to stock option exercises and vesting of restricted stock units under ASU 2016-09 and a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States. Results for the three months ended January 28, 2017 were favorably impacted by income tax incentives for U.S. manufacturing and research.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed and enacted into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the federal corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities and implementing a territorial tax system. As a fiscal year taxpayer, the Company’s federal statutory tax rate reduction is effective January 1, 2018; therefore, the Company’s fiscal year 2018 estimated annual effective tax rate reflects the benefit from the reduced U.S. federal rate of 23.3% for a partial year. A number of other provisions will not impact the Company until fiscal year 2019, such as elimination of the domestic manufacturing deduction and U.S. taxation of foreign earnings.

As a result of the Tax Reform Act, the Company recognized a non-cash estimated tax benefit of $10.4 million related to the remeasurement of the Company’s net deferred tax liabilities at the lower statutory rate based on the timing of expected reversals. In accordance with SEC Staff Accounting Bulletin No. 118, the Company recorded the estimated income tax impact of the Tax Reform Act. Although the $10.4 million tax benefit represents what the Company believes is a reasonable estimate of the income tax effects of the Tax Reform Act on its consolidated financial statements as of January 31, 2018, it is a provisional amount and will be impacted by the Company’s ongoing analysis of the legislation and full fiscal year 2018 financial results. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal year 2019.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the ”deferred method”). The Company has not made a policy election related to potential GILTI tax as we continue to assess the impact of the legislation.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three months ended January 31, 2018, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3.1 million as of January 31, 2018 and $2.9 million as of October 31, 2017. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s consolidated balance sheets with the exception of $0.2 million for the period ended January 31, 2018 which is presented in other current liabilities. During the next twelve months, it is reasonably possible that $1.1 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statement of income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 17. Commitments and Contingencies

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows (in thousands):

	January 31, 2018	October 31, 2017
Performance, bid and specialty bonds	$221,863	$272,235
Open standby letters of credit	7,131	7,225
Total	$228,994	$279,460

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records the inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. The Company’s contingent liability under such agreements for future chassis inventory purchases was $67.4 million and $85.9 million at January 31, 2018 and October 31, 2017, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $257.9 million and $288.5 million as of January 31, 2018 and October 31, 2017, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue into the future. The reserve for losses included in other liabilities on contracts outstanding at January 31, 2018 and October 31, 2017 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $0.6 million at January 31, 2018 and October 31, 2017. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and/or dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Note 18. Related Party Transactions

During the three months ended January 31, 2018 and January 28, 2017, the Company reimbursed expenses of its primary equity holder in the amount of $0.2 million and $0.1 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.2 million and $0.2 million for the three months ended January 31, 2018, and January 28, 2017, respectively.

The Company engaged with an information technology, software and consulting company (the “IT Consulting Company”) in which the Company’s CEO had a material equity interest. The IT Consulting Company provided software development and installation to the Company. The Company made payments of $1.4 million during the three months ended January 28, 2017 to the IT Consulting Company. The amounts paid to the IT Consulting Company included payments which are made to another unrelated consulting company. Excluding the payments to this unrelated consulting company, the payments made to the IT Consulting Company were $0.6 million during the three months ended January 28, 2017. The Company’s CEO has recused himself from receiving any direct economic benefit from the payments made to the IT Consulting Company for the services rendered to the Company. On October 27, 2017 the IT Consulting Company was sold to an unrelated third party and therefore any future consulting business that the Company has undertaken or will undertake with the IT Consulting Company after such date will not be considered a related party transaction.

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

Recreation: This segment includes REV Recreation Group, Inc. (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance Camper, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A and Class C mobile RVs in both gas and diesel models. Renegade primarily manufacturers Class C and Super C RVs and heavy-duty special application trailers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures Class B RVs and luxury vans. Lance designs, engineers and manufactures truck campers, towable campers and toy haulers.

For purposes of measuring financial performance of its business segments, the Company does not allocate to individual business segments costs or items that are of a corporate nature. The caption “Corporate and Other” includes corporate office expenses, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

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

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision for income taxes, as adjusted for transaction expenses, sponsor expenses, restructuring costs, loss on early extinguishment of debt, legal settlements, non-cash purchase accounting expenses, stock based compensation expense and deferred purchase price payment which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP, but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to income before provision for income taxes is included below.

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

Selected financial information of the Company’s segments for the three months ended January 31, 2018 and January 28, 2017, is as follows (in thousands):

	Three Months Ended January 31, 2018
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$215,252	$132,239	$167,247	$117	$514,855
Net Sales—Intersegment	$—	$4,583	$3,100	$(7,683)	$—
Depreciation and amortization	$4,522	$2,836	$2,935	$724	$11,017
Capital expenditures	$1,525	$988	$1,298	$9,783	$13,594
Identifiable assets	$586,958	$283,870	$342,682	$111,026	$1,324,536
Adjusted EBITDA	$18,166	$4,460	$8,152	$(9,476)

	Three Months Ended January 28, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$185,371	$130,221	$126,706	$639	$442,937
Net Sales—Intersegment	$—	$—	$2,164	$(2,164)	$—
Depreciation and amortization	$2,809	$1,930	$2,157	$525	$7,421
Capital expenditures	$3,999	$799	$1,394	$11,903	$18,095
Identifiable assets	$436,265	$240,104	$209,098	$56,730	$942,197
Adjusted EBITDA	$16,713	$8,174	$2,773	$(6,549)

Provided below is a reconciliation of segment Adjusted EBITDA to loss before benefit for income taxes (in thousands):

	Three Months Ended
	January 31, 2018	January 28, 2017
Fire & Emergency Adjusted EBITDA	$18,166	$16,713
Commercial Adjusted EBITDA	4,460	8,174
Recreation Adjusted EBITDA	8,152	2,773
Corporate and Other Adjusted EBITDA	(9,476)	(6,549)
Depreciation and amortization	(11,017)	(7,421)
Interest expense, net	(5,417)	(7,478)
Restructuring costs	(4,052)	(864)
Transaction expenses	(1,555)	(378)
Stock-based compensation expense	(1,750)	(25,506)
Non-cash purchase accounting expense	(635)	(465)
Sponsor expenses	(195)	(131)
Legal settlements	(710)	—
Deferred purchase price payment	(392)	—
Loss before benefit for income taxes	$(4,421)	$(21,132)

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

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended January 28, 2017
	Increase (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance at October 29, 2016	$(20)	$2	$57	$39
Changes	(96)	94	21	19
Balance at January 28, 2017	$(116)	$96	$78	$58

	Three Months Ended January 31, 2018
	Increase (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income (loss)
Balance at October 31, 2017	$54	$(107)	$88	$35
Changes	(303)	170	(154)	(287)
Balance at January 31, 2018	$(249)	$63	$(66)	$(252)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 21, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 30 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 59% of our net sales during the first quarter of fiscal year 2018 came from products where we believe we hold such share positions.

During the first quarter of fiscal year 2018, our net sales were $514.9 million, which were $71.9 million, or 16.2%, greater than the same period in the prior year. This increase in net sales was due to increases in all of our segments. In our Fire & Emergency (“F&E”) segment, we expect net sales to increase in fiscal year 2018 at a rate slightly better than the sales percent increase for the overall company due to increased unit volume, as a result of the full year impact of the Ferrara Fire Apparatus (“Ferrara”) acquisition (which was acquired in April 2017), and strong end-market demand across both our fire and ambulance product lines. In our Commercial segment for fiscal year 2018, we expect net sales to increase at a rate below the net sales percent increase for the entire company due to the relative growth in the various end markets served by the Commercial segment. In our Recreation segment, we expect net sales to increase in fiscal year 2018 at a rate higher than the net sales percent increase for the overall company as a result of higher unit sales volume in Class C RV units due to end market demand growth, expectation for continued growth in market share across all RV classes and as a result of the Renegade, Midwest Automotive Designs (“Midwest”) and Lance Camper Manufacturing (“Lance”) acquisitions.

Gross profit and gross margin percentage were $52.6 million and 10.2%, respectively, during the first quarter of fiscal year 2018. Gross profit was $5.0 million higher than the first quarter of fiscal year 2017. Gross profit percentage was 50 basis points lower than the first quarter of fiscal year 2017. This decrease in gross profit percentage was primarily due to a sales mix in our Fire & Emergency and Commercial segments, offset by increased gross profit from our Recreation segment.

Selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal year 2018 were $41.0 million which is a decrease of $15.5 million compared to the first quarter of fiscal year 2017. This decrease was primarily due to lower stock-based compensation expense, offset by SG&A expenses from acquired companies. The decrease in stock-based compensation expense was primarily due to larger than normal expense in fiscal year 2017 as a result of our initial public offering (“IPO”).

Amortization of intangible assets was $4.7 million during the first quarter of fiscal year 2018, compared to $2.6 million during the first quarter of fiscal year 2017. The increase in amortization expense was due primarily to the amortization of the intangible assets recorded as part of the acquisition of Renegade in December 2016 and the acquisition of Ferrara and Midwest in April 2017. The Company has not recorded any amortization expense for intangible assets acquired in the acquisition of Lance because as of January 31, 2018, the valuation of intangible assets acquired is not complete and the amount would be immaterial. We expect amortization expense to be $16 to $18 million in fiscal year 2018.

Interest expense was $5.4 million in the first quarter of fiscal year 2018, which is a decrease of $2.1 million compared to the first quarter of fiscal year 2017. Interest expense during the quarter was comprised of interest for the Company’s term loan agreement (“Term Loan” and “Term Loan Agreement”), ABL Facility, chassis pool interest expense, and interest paid to customers for advance payments.

Net income was $9.4 million in the first quarter of fiscal year 2018, compared to net loss of $13.3 million in the first quarter of fiscal year 2017. Adjusted net income in the first quarter of fiscal year 2018 was $9.7 million, which is a 72.0% increase over $5.7 million in the first quarter of fiscal year 2017.

Diluted net income per common share was $0.14 for the first quarter of fiscal year 2018 compared to a loss of $0.26 in the first quarter of fiscal year 2017. Adjusted diluted net income per common share was $0.15 per share for the first quarter of fiscal year 2018, which is a 36.4% increase from $0.11 in the first quarter of fiscal year 2017 even with greater weighted average shares outstanding during the current year quarter versus the prior year. A reconciliation of net income (loss) to adjusted net income is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Adjusted EBITDA was $21.3 million during the first quarter of fiscal year 2018, an increase of $0.2 million or 0.9%, from $21.1 million during the first quarter of fiscal year 2017. This increase in Adjusted EBITDA was the result of acquisitions and higher net sales and gross profit from certain business segments offset by reductions in gross profit in other businesses described below. A detailed reconciliation of net income to Adjusted EBITDA is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Capital expenditures were $13.6 million in the first quarter of fiscal year 2018, which were primarily comprised of expenditures for our ongoing ERP system implementation, manufacturing facility equipment and improvements, new product tooling, and the continued rollout of our online parts sales infrastructure.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One, Kovatch Mobile Equipment and Ferrara brands and ambulances under the American Emergency Vehicles, Horton Emergency Vehicles, Leader Emergency Vehicles, Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry and customers often buy more than one REV Fire & Emergency product line. In April 2017, we acquired Ferrara Fire Apparatus, a leader in custom fire apparatus and rescue vehicles.

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Krystal Coach, Federal Coach, Champion and World Trans. We serve the terminal truck market through the Capacity brand, the sweeper market through the Lay-Mor brand and the mobility van market through our Revability brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), Type A school buses (small school bus built on commercial chassis), and mobility vans (mini-van converted to be utilized by wheelchair passengers). Within each market segment, we produce a large number of customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through six principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these six brands, REV provides a variety of highly recognized models such as: American Eagle, Signature, Marquis, Bounder and Pace Arrow, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), a line of heavy-duty special application trailers, and, as a result of the acquisition of Midwest, Class B RVs (motorhomes built out on a van chassis). The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. In December 2016, we acquired Renegade RV, a leader in the “Super C” segment of the RV market and producer of a line of heavy-duty special application trailers. In April 2017, we acquired Midwest, a leading producer of Class B RVs and custom luxury vans. In January 2018, we acquired Lance, a producer of truck campers, towable campers and toy haulers.

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

Results of Operations

Three Months Ended January 31, 2018 Compared with Three Months Ended January 28, 2017

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 31, 2018	January 28, 2017	$	%
Net sales	$514,855	$442,937	$71,918	16.2%
Cost of sales	462,303	395,417	66,886	16.9%
Gross profit	52,552	47,520	5,032	10.6%
Operating Expenses:
Selling, general and administrative	41,034	56,498	(15,464)	(27.4)%
Research and development costs	1,731	1,198	533	44.5%
Restructuring	4,052	864	3,188	n/m
Amortization of intangible assets	4,739	2,614	2,125	81.3%
Total operating expenses	51,556	61,174	(9,618)	(15.7)%
Operating income (loss)	996	(13,654)	14,650	107.3%
Interest expense, net	5,417	7,478	(2,061)	(27.6)%
Loss before provision for income taxes	(4,421)	(21,132)	16,711	79.1%
Benefit for income taxes	(13,842)	(7,829)	(6,013)	76.8%
Net income (loss)	$9,421	$(13,303)	$22,724	170.8%
Adjusted EBITDA	$21,302	$21,111	$191	0.9%
Adjusted Net Income	$9,749	$5,668	$4,081	72.0%

Net Sales. Consolidated net sales were $514.9 million for the three months ended January 31, 2018, an increase of $71.9 million, or 16.2%, from $442.9 million for the three months ended January 28, 2017. The increase in consolidated net sales was due to an increase in net sales in all of our segments. The increase in net sales in the Recreation segment was due to increased unit sales volumes and net sales from acquired companies. The increase in our F&E segment net sales was due to increased sales of fire and ambulance units in the quarter, and net sales from Ferrara, which was acquired in April 2017. The increase in our Commercial segment net sales was primarily due to higher shuttle bus unit volumes compared to the prior year period.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 89.8% for the three months ended January 31, 2018 as compared to 89.3% for the three months ended January 28, 2017.

Gross Profit. Consolidated gross profit was $52.6 million for the three months ended January 31, 2018, an increase of $5.0 million, or 10.6% from $47.5 million for the three months ended January 28, 2017. Consolidated gross profit, as a percentage of net sales, was 10.2% and 10.7% for the three months ended January 31, 2018 and January 28, 2017, respectively. The decrease in gross profit, as a percentage of net sales, was due to the negative sales mix in our F&E and Commercial segments offset by positive sales mix in our Recreation segment.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $41.0 million for the three months ended January 31, 2018, a decrease of $15.5 million, or 27.4%, from $56.5 million for the three months ended January 28, 2017. Selling, general and administrative expenses, as a percentage of net sales, were 7.9% and 12.8% for the three months ended January 31, 2018 and January 28, 2017, respectively. The decrease in selling, general and administrative expenses was due primarily to lower stock-based compensation expense offset by higher corporate expenses and additional expenses from acquired companies. The decrease in stock-based compensation expense was due to larger than normal expense in fiscal year 2017 as a result of our IPO. The increase in corporate expenses is due to higher payroll and employee benefits to support enterprise-wide initiatives and the timing of our annual dealer summit, which took place in the first quarter of fiscal year 2018, but occurred during the second quarter of the prior year.

Research and Development. Consolidated research and development costs were $1.7 million for the three months ended January 31, 2018, an increase of $0.5 million, or 44.5% from $1.2 million for the three months ended January 28, 2017.

Restructuring. Consolidated restructuring costs were $4.1 million for the three months ended January 31, 2018, compared to $0.9 million for the three months ended January 28, 2017. Restructuring expenses in the current year quarter represent costs incurred to restructure certain management positions in our Recreation segment and in our Corporate office, consisting of personnel costs, including severance and other employee benefit payments, as well as facility moving expenses in the Recreation segment.

Restructuring expenses in the prior year included costs incurred to restructure certain management positions in our Commercial segment and in our Corporate office, consisting of personnel costs, including severance and other employee benefit payments.

Amortization of Intangible Assets. Consolidated amortization of intangible assets was $4.7 million for the three months ended January 31, 2018, compared to $2.6 million for the three months ended January 28, 2017. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisitions of Renegade in December 2016 and Midwest and Ferrara in April 2017.

Interest Expense. Consolidated interest expense was $5.4 million for the three months ended January 31, 2018, a decrease of $2.1 million, or 27.6% from $7.5 million for the three months ended January 28, 2017. Interest expense decreased primarily due to the repayment of our Notes in February 2017 with the net proceeds from our IPO.

Income Taxes. Consolidated income tax benefit was $13.8 million for the three months ended January 31, 2018, or 313.1% of pre-tax loss, compared to $7.8 million, or 37.1% of pre-tax loss, for the three months ended January 28, 2017. Results for the three months ended January 31, 2018 were favorably impacted by $12.7 million of net discrete tax benefits, including a $2.3 million benefit related to stock option exercises and vesting of restricted stock units under ASU 2016-09 and a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States. The first quarter of fiscal year 2018 tax rate before discrete items of 26.3% was significantly lower than the prior year quarter as a result of the U.S. tax legislation. Results for the first quarter of fiscal year 2017 were favorably impacted by income tax incentives for U.S. manufacturing and research incentives.

On December 22, 2017, the Tax Reform Act was signed and enacted into law and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. The Tax Reform Act reduces the U.S. corporate rate from 35% to 21%. A number of other provisions will not impact the Company until fiscal year 2019, such as elimination of the domestic manufacturing deduction and U.S. taxation of foreign earnings. As a result of the Tax Reform Act, the Company recognized a non-cash estimated tax benefit of $10.4 million related to the remeasurement of the Company’s net deferred tax liabilities at the lower statutory rate based on the timing of expected reversals. Although the $10.4 million tax benefit represents what the Company believes is a reasonable estimate of the income tax effects of the Tax Reform Act on its consolidated financial statements as of January 31, 2018, it is a provisional amount and will be impacted by the Company’s ongoing analysis of the legislation and full fiscal year 2018 financial results. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal year 2019.

Net Income. Consolidated net income was $9.4 million for the three months ended January 31, 2018, an increase of $22.7 million, or 170.8% from a net loss of $13.3 million for the three months ended January 28, 2017.

Adjusted Net Income. Consolidated Adjusted Net Income was $9.7 million for the three months ended January 31, 2018, an increase of $4.1 million, or 72.0% from $5.7 million for the three months ended January 28, 2017.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $21.3 million for the three months ended January 31, 2018, an increase of $0.2 million, or 0.9%, from $21.1 million for the three months ended January 28, 2017. The increase in Adjusted EBITDA was primarily due to an increase in gross profit, offset partially by an increase in selling, general and administrative expenses.

Fire & Emergency Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 31, 2018	January 28, 2017	$	%
Net sales	$215,252	$185,371	$29,881	16.1%
Adjusted EBITDA	18,166	16,713	1,453	8.7%

Net Sales. F&E segment net sales were $215.3 million for the three months ended January 31, 2018, an increase of $29.9 million, or 16.1%, from $185.4 million for the three months ended January 28, 2017. Net sales increased due to net sales from Ferrara, which was acquired in April 2017 in addition to an increase in ambulance units compared to the prior year period.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $18.2 million for the three months ended January 31, 2018, an increase of $1.5 million, or 8.7%, from $16.7 million for the three months ended January 28, 2017. The increase in Adjusted EBITDA was due to results from Ferrara, improved pricing and net material cost reductions, offset by a negative sales mix in our ambulance businesses. In addition, these increases were partially offset by increased selling, general, and administrative expenses from Ferrara.

Commercial Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 31, 2018	January 28, 2017	$	%
Net sales	$132,239	$130,221	$2,018	1.5%
Adjusted EBITDA	4,460	8,174	(3,714)	(45.4)%

Net Sales. Commercial segment net sales were $132.2 million for the three months ended January 31, 2018, an increase of $2.0 million, or 1.5%, from $130.2 million for the three months ended January 28, 2017. The increase in net sales was primarily due to an increase in all Commercial segment unit sales, except school bus compared to the prior year period.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $4.5 million for the three months ended January 31, 2018, a decrease of $3.7 million, or 45.4%, from $8.2 million for the three months ended January 28, 2017. This decrease was primarily due to the shift in sales mix described above away from school bus as well as costs incurred to support shuttle bus manufacturing process improvement activities.

Recreation Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	January 31, 2018	January 28, 2017	$	%
Net sales	$167,247	$126,706	$40,541	32.0%
Adjusted EBITDA	8,152	2,773	5,379	194.0%

Net Sales. Recreation segment net sales were $167.2 million for the three months ended January 31, 2018, an increase of $40.5 million, or 32.0%, from $126.7 million for the three months ended January 28, 2017. The increase in net sales was due to an increase in unit sales and sales from acquired companies.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $8.2 million for the three months ended January 31, 2018, an increase of $5.4 million, or 194.0%, from $2.8 million for the three months ended January 28, 2017. The increase in Adjusted EBITDA was primarily due to an increase in sales and gross profit slightly offset by an increase in selling, general and administrative expenses from acquired companies. The increase in gross profit was due to higher unit sales volumes from acquired companies, higher volumes of our other RV products, and lower cost of materials.

Backlog

Backlog represents orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment (in thousands):

			Increase (Decrease)
	January 31, 2018	October 31, 2017	$	%
Fire & Emergency	$622,316	$590,268	$32,048	5.4%
Commercial	337,754	366,447	(28,693)	(7.8)%
Recreation	281,813	144,847	136,966	94.6%
Corporate & Other	13	27	(14)	(51.9)%
Total Backlog	$1,241,896	$1,101,589	$140,307	12.7%

Each of our segments has a backlog of new vehicle and parts orders that generally extends out from two to twelve months in duration, but in the case of multi-year contracts, backlog can extend beyond twelve months. We expect that $180.2 million of our current backlog will not be produced and sold within the next twelve months following January 31, 2018.

Our businesses take orders from our dealers and end customers that are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles with a given specification over a period of time. These orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the order is received.

As of January 31, 2018, our backlog was $1,241.9 million compared to $1,101.6 million as of October 31, 2017. The increase in Recreation backlog was partially due to the current year acquisition of Lance.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital (including inventory), acquiring machinery and equipment, acquiring and building manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service payments, regular quarterly dividend payments, and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our revolving credit facility.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, cash dividends and additional expenses we expect to incur as a public company. However, we cannot assure you that our cash provided by operating activities and borrowings under our current revolving credit facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current revolving credit facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Working capital at January 31, 2018 (defined as current assets, excluding cash, minus current liabilities, excluding current portion of long-term debt) was $389.3 million compared to $299.7 million at October 31, 2017. The increase in working capital was primarily due to the normal seasonal increase in inventory compared to the prior year-end, as well as the timing of payments of accounts payable.

Long-term debt, excluding current maturities, at January 31, 2018 was $371.5 million compared to $229.1 million at October 31, 2017. Long-term debt increased primarily due to the increase in working capital described above, increased borrowings to fund the acquisition of Lance and capital expenditures in the first three months of 2018.

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2018 and January 28, 2017 (in thousands):

	Three Months Ended
	January 31, 2018	January 28, 2017
Net cash used in operating activities	$(72,410)	$(33,747)
Net cash used in investing activities	(72,871)	(38,286)
Net cash provided by financing activities	140,186	76,349
Net (decrease) increase in cash and cash equivalents	$(5,095)	$4,316

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2018 was $72.7 million, compared to $33.7 million for the three months ended January 28, 2017. The increase in cash used in operating activities for the three months ended January 31, 2018, compared to the prior year period was primarily due to higher cash outflows for accounts payable and an increase in inventory, which was partially offset by increased cash inflows from accounts receivable and lower payments for other liabilities.

The higher cash outflows for accounts payable in the current year was due primarily to timing of payments to vendors. The increase in inventory was due to increased sales volumes and the timing of vehicle production. Higher cash inflows from accounts receivable was due to increased sales in the fourth quarter of fiscal year 2017 and the impact of the change in the Company’s year-end date to the end of a calendar month in fiscal 2017. Lower cash outflows for other liabilities in the three months ended January 31, 2018, compared to the prior year period was due to the timing of income tax payments, which were $10.4 million lower in the first three months of fiscal year 2018 versus the prior year period, and lower payments for interest, which were $5.3 million lower than the prior year period.

Excluding non-cash stock based compensation expense and restructuring costs, operating income decreased by $5.9 million in the three months ended January 31, 2018 compared to the prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2018 was $72.9 million, compared to $38.3 million for the three months ended January 28, 2017. The increase in net cash used in investing activities for the three months ended January 31, 2018, compared to the prior year period, was primarily due to an increase in payments for business acquisitions, offset by lower purchases of property, plant and equipment and higher cash proceeds from the sale of property, plant and equipment. For the three months ended January 31, 2018, the Company completed the acquisition of Lance, compared to the prior year period, when the Company completed the acquisition of Renegade.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2018 was $140.4 million, which primarily consisted of net proceeds from borrowings from our revolving credit facility to support acquisitions and working capital requirements. Net cash provided by financing activities for the three months ended January 28, 2017 was $76.3 million, which primarily consisted of net borrowings from our revolving credit facility, and $3.2 million of payments to redeem stock options.

On February 28, 2018, the Company paid a cash dividend of $3.2 million to holders of record as of January 26, 2018.

On March 7, 2018, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the first quarter of fiscal year 2018. The dividend is payable on May 31, 2018 to holders of record as of April 30, 2018. Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Offering of Common Stock

On January 26, 2017, the Company announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange under the ticker symbol “REVG”. On February 1, 2017, the Company completed the offering of 12,500,000 shares of common stock at a price of $22.00 per share and the Company received $275.0 million in gross proceeds from the IPO, or $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of the IPO were used to partially pay down the Company’s existing debt. The Company redeemed the entire outstanding balance of its Senior Secured Notes, including a prepayment premium and accrued interest, plus it partially paid down the then outstanding balance of its revolving credit facility.

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

April 2017 ABL Facility

On April 25, 2017, we entered into a new $350.0 million ABL revolving credit agreement with a syndicate of lenders (the “April 2017 ABL Facility” and “ABL Agreement”). The April 2017 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $350.0 million. The total April 2017 ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The April 2017 ABL Facility expires on April 25, 2022.

On December 22, 2017 the Company exercised its $100.0 million incremental commitment option under the April 2017 ABL Facility, which increased the facility to $450.0 million.

Funds from the April 2017 ABL Facility were used to repay borrowings on the previous ABL Facility and to fund the Ferrara acquisition.

Principal may be repaid at any time during the term of the ABL Facility without penalty.

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of January 31, 2018.

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

We also adjust for exceptional items which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to our Board of Directors, assists in providing a meaningful analysis of our operating performance and used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting, legal settlements and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	January 31, 2018	January 28, 2017
Net income (loss)	$9,421	$(13,303)
Depreciation and amortization	11,017	7,421
Interest expense, net	5,417	7,478
Benefit for income taxes	(13,842)	(7,829)
EBITDA	12,013	(6,233)
Restructuring costs(a)	4,052	864
Transaction expenses(b)	1,555	378
Stock-based compensation expense(c)	1,750	25,506
Non-cash purchase accounting expense(d)	635	465
Sponsor expenses(e)	195	131
Legal settlements (f)	710	—
Deferred purchase price payment(g)	392	—
Adjusted EBITDA	$21,302	$21,111

(a)

In the first quarter of fiscal year 2018, the Company restructured certain management positions in its Recreation segment and in its Corporate office. The Company incurred personnel costs of $3.5 million, including severance, and other employee benefit payments, as well as facility moving expenses of $0.6 million in the Recreation segment. At January 31, 2018, a balance of $0.8 million of the restructuring costs remained unpaid.

Restructuring expenses in the prior year quarter included costs incurred to restructure certain management positions in its Commercial segment and in its Corporate office, consisting of personnel costs, including severance and other employee benefit payments.

(b)

Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

During the first quarter of fiscal year 2018, transaction expenses consisted primarily of costs related to the inception of our Chery Joint venture and expenses related to the Lance acquisition.

During the first quarter of fiscal year 2017, these transaction expenses consisted primarily of costs related to the Renegade acquisition.

(c)

Reflects expenses associated with stock-based compensation. For the three months ended January 31, 2018 and January 28, 2017, stock-based compensation expense included $1.0 million and $3.3 million, respectively, for the redemption of performance-based stock options.

(d)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(e)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(f)

Reflects legal fees and costs incurred to settle legal claims against us which are outside the normal course of business. During the first quarter of fiscal year 2018, this includes payments to settle certain claims arising from a putative class action in the state of California and a payment to settle a non-ordinary course product-related dispute.

(g)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12 and 24 month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

The following table reconciles net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Three Months Ended
	January 31, 2018	January 28, 2017
Net income (loss)	$9,421	$(13,303)
Amortization of intangible assets	4,766	2,614
Restructuring costs(a)	4,052	864
Transaction expenses(b)	1,555	378
Stock-based compensation expense(c)	1,750	25,506
Non-cash purchase accounting expense(d)	635	465
Sponsor expenses(e)	195	131
Legal settlements(f)	710	—
Deferred purchase price payment(g)	392	—
Impact of tax rate change(h)	(10,414)	—
Income tax effect of adjustments(i)	(3,313)	(10,987)
Adjusted Net Income	$9,749	$5,668

(a)

In the first quarter of fiscal year 2018, the Company restructured certain management positions in its Recreation segment and in its Corporate office. The Company incurred personnel costs of $3.5 million, including severance, and other employee benefit payments, as well as facility moving expenses of $0.6 million in the Recreation segment. At January 31, 2018, a balance of $0.8 million of the restructuring costs remained unpaid.

Restructuring expenses in the prior year quarter included costs incurred to restructure certain management positions in its Commercial segment and in its Corporate office, consisting of personnel costs, including severance and other employee benefit payments.

(b)

Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

During the first quarter of fiscal year 2018, transaction expenses consisted primarily of costs related to the inception of our Chery Joint venture and expenses related to the Lance acquisition.

During the first quarter of fiscal year 2017, these transaction expenses consisted primarily of costs related to the Renegade acquisition.

(c)

Reflects expenses associated with stock-based compensation. For the three months ended January 31, 2018 and January 28, 2017, stock-based compensation expense included $1.0 million and $3.3 million, respectively, for the redemption of performance-based stock options.

(d)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(e)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(f)

Reflects legal fees and costs incurred to settle claims against us which are outside the normal course of business. During the first quarter of fiscal year 2018, this includes payments to settle certain claims arising from a putative class action in the state of California, and a payment to settle a non-ordinary course product-related dispute.

(g)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12 and 24 month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

(h)	Reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.
(i)

Income tax effect of adjustments using 26.5% and 37.1% effective tax rates for the three months ended January 31, 2018 and January 28, 2017, respectively, except for certain transaction expenses and impact of tax rate change.

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

Revenue Recognition

We recognize revenue for sales of vehicles, parts and other finished products when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Periodically, certain customers request bill and hold transactions. In those cases, revenue is recognized after all provisions of Accounting Standard Codification 605, “Revenue Recognition”, are met including the customer has been notified that the products have been completed according to the customer specifications, the vehicles have passed all of our quality control inspections, and are ready for delivery.

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

Prior to the IPO, our stockholders were party to a shareholders agreement that was amended and restated in its entirety. Due to provisions in that shareholders agreement, employee shareholders were allowed to put his or her shares to us under certain circumstances. As such, certain outstanding stock options were considered liability awards and were recorded at fair value and recognized as a liability on our consolidated balance sheet. As a result of our IPO, the aforementioned put rights expired and the outstanding options were no longer considered liability awards and the fair value of the options was reclassified to additional paid-in capital.

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

Segment Reporting

For purposes of business segment performance measurement, we do not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and Other” includes corporate office expenses, including stock-based compensation expense, results of insignificant operations, intersegment eliminations and income and expenses not allocated to reportable segments. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate and other centralized activities.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 (the Company’s fiscal year 2018), and is to be applied prospectively. The adoption of ASU 2015-11 did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. We adopted ASU 2016-09 in the first quarter of fiscal year 2018. As a result of the adoption, the Company recorded $2.3 million of excess tax benefits for stock option exercises and RSU vesting as a reduction of our income tax provision in our consolidated financial statements. The provisions regarding forfeitures did not impact us, as we recognized forfeitures when they occurred prior to adoption of ASU 2016-09.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended January 31, 2018. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended January 31, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

The following risk updates and supplements the corresponding risk factor set forth under the heading “Risk Factors—Risks Relating to Our Business” in the Company’s Annual Report on Form 10-K filed on December 21, 2017.

Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted in the United States. The Tax Reform Act makes broad and complex changes to U.S. law, and in certain instances, lacks clarity and is subject to interpretation until additional Internal Revenue Service guidance is issued. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Reform Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Reform Act. However, it is possible that the ultimate impact of the Tax Reform Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance. The Company will continue to assess the provisions of the Tax Reform Act and the anticipated impact to its income tax expense and will disclose the anticipated impact on its consolidated financial statements in future financial filings until the final impact is determined.

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

Any of these occurrences could have a negative impact on our operating results.

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

REV GROUP, INC.

Date: March 7, 2018	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: March 7, 2018	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer