Form 10-Q
period 2018-04-30
REV Group, Inc.
filed 2018-06-06
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 5, 2018, the registrant had 64,380,745 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	April 30, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,152	$17,838
Accounts receivables, net	251,725	243,242
Inventories, net	483,906	452,380
Other current assets	14,731	13,372
Total current assets	763,514	726,832
Property, plant and equipment, net	238,793	217,083
Goodwill	187,036	133,235
Intangibles assets, net	159,634	167,887
Other long-term assets	9,688	9,395
Total assets	$1,358,665	$1,254,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$750	$750
Accounts payable	188,090	217,267
Customer advances	112,275	95,774
Accrued warranty	22,693	26,047
Other current liabilities	49,563	70,241
Total current liabilities	373,371	410,079
Long-term debt, less current maturities	368,944	229,105
Deferred income taxes	14,878	22,527
Other long-term liabilities	20,109	20,281
Total liabilities	777,302	681,992
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.001 par value, 605,000,000 shares authorized; 64,338,745 and 64,145,945 shares issued and outstanding, respectively)	64	64
Additional paid-in capital	531,300	531,988
Retained earnings	50,727	40,353
Accumulated other comprehensive (loss) income	(728)	35
Total shareholders' equity	581,363	572,440
Total liabilities and shareholders' equity	$1,358,665	$1,254,432

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30, 2018	April 29, 2017	April 30, 2018	April 29, 2017
Net sales	$608,934	$545,316	$1,123,790	$988,253
Cost of sales	536,068	472,471	998,370	867,888
Gross profit	72,866	72,845	125,420	120,365
Operating expenses:
Selling, general and administrative	48,704	42,604	89,737	99,102
Research and development costs	1,500	963	3,231	2,161
Restructuring	1,936	335	5,989	1,199
Amortization of intangible assets	4,331	2,695	9,070	5,309
Total operating expenses	56,471	46,597	108,027	107,771
Operating income	16,395	26,248	17,393	12,594
Interest expense, net	6,075	3,416	11,493	10,893
Loss on early extinguishment of debt	—	11,920	—	11,920
Income (loss) before provision (benefit) for income taxes	10,320	10,912	5,900	(10,219)
Provision (benefit) for income taxes	2,879	4,099	(10,963)	(3,730)
Net income (loss)	$7,441	$6,813	$16,863	$(6,489)
Income (loss) per common share:
Basic	$0.12	$0.11	$0.26	$(0.11)
Diluted	$0.11	$0.10	$0.25	$(0.11)
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 30, 2018	April 29, 2017	April 30, 2018	April 29, 2017
Net income (loss)	$7,441	$6,813	$16,863	$(6,489)
Other comprehensive (loss) income, net of tax	(476)	113	(763)	132
Comprehensive income (loss)	$6,965	$6,926	$16,100	$(6,357)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended
	April 30, 2018	April 29, 2017
Cash flows from operating activities:
Net income (loss)	$16,863	$(6,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,118	15,274
Amortization of debt issuance costs	882	918
Amortization of Senior Note discount	—	50
Stock-based compensation expense	3,697	25,817
Deferred income taxes	(10,414)	(8,563)
Loss on early extinguishment of debt	—	11,920
Gain on disposal of property, plant and equipment	(2,045)	(352)
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables, net	(4,813)	(14,789)
Inventories, net	(21,875)	(31,973)
Other current assets	(1,880)	(4,888)
Accounts payable	(29,070)	(19,822)
Accrued warranty	(5,349)	(3,911)
Customer advances	16,423	10,928
Other liabilities	(28,064)	(33,159)
Long-term assets	(418)	148
Net cash used in operating activities	(43,945)	(58,891)
Cash flows from investing activities:
Purchase of property, plant and equipment	(23,623)	(37,165)
Payments for rental fleet vehicles	(14,235)	(7,799)
Proceeds from sale of property, plant and equipment	5,833	1,821
Acquisition of businesses, net of cash acquired	(57,157)	(153,534)
Net cash used in investing activities	(89,182)	(196,677)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	139,625	127,749
Proceeds from Term Loan	—	75,000
Net proceeds from initial public offering	—	253,593
Payment of dividends	(6,436)	—
Payment of debt issuance costs	(411)	(6,744)
Repayment of long-term debt	—	(180,000)
Senior Note prepayment premium	—	(7,650)
Redemption of common stock options including employer payroll taxes	(1,918)	(3,251)
Payments of withholding and employer payroll taxes for vesting of restricted stock	(149)	—
Proceeds from exercise of common stock options, net of employer payroll taxes	2,564	—
Repurchase and retirement of common stock	(4,834)	—
Net cash provided by financing activities	128,441	258,697
Net (decrease) increase in cash and cash equivalents	(4,686)	3,129
Cash and cash equivalents, beginning of period	17,838	10,821
Cash and cash equivalents, end of period	$13,152	$13,950
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,321	$17,607
Income taxes, net of refunds	$14,882	$10,536

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity

(Dollars in thousands)

	Common Stock			Additional		Accumulated Other	Total
	Amount	# Shares		Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Shareholders' Equity
Balance, October 31, 2017	$64	64,145,945 Sh.		$531,988	$40,353	$35	$572,440
Net income					16,863		16,863
Other comprehensive loss, net of tax						(763)	(763)
Stock-based compensation expense				1,496			1,496
Exercise of common stock options	—	418,116 Sh.		2,792			2,792
Vesting of restricted stock, net of employee tax withholding	—	13,231 Sh.		(142)			(142)
Dividends declared on common stock					(6,489)		(6,489)
Repurchase and retirement of common stock	—	(238,547 Sh.	)	(4,834)			(4,834)
Balance, April 30, 2018	$64	64,338,745 Sh.		$531,300	$50,727	$(728)	$581,363

See Notes to Condensed Unaudited Consolidated Financial Statements

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The condensed unaudited consolidated financial statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries and are prepared in conformity within generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly REV’s consolidated financial position as of April 30, 2018, and October 31, 2017, and the consolidated results of operations and comprehensive income (loss) for the three and six months ended April 30, 2018 and April 29, 2017 and the consolidated cash flows for the six months then ended. The condensed unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended April 30, 2018, and April 29, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed unaudited consolidated balance sheet data as of October 31, 2017, was derived from audited financial statements, but does not include all of information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

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

In the quarter ended April 30, 2018, the Company made its initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”). The amount of the investment was $0.9 million and is included in other long-term assets in the Company’s consolidated balance sheet as of April 30, 2018.

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

Note 2. Acquisitions

The Company has completed numerous acquisitions over the past several years as a component of its growth strategy. The Company has acquired industry leading brands and technologies to position itself as a leader in the industries served.

The Company has accounted for all business combinations using the acquisition method of accounting to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The results of operations are reflected in the consolidated financial statements of the Company from the dates of acquisition.

Lance Camper Manufacturing Acquisition

On January 12, 2018, the Company acquired 100% of the common shares of Lance Camper Mfg. Corp. and its sister company Avery Transport, Inc. (collectively, “Lance” and the “Lance Acquisition”). Lance designs, engineers and manufactures truck campers, towable campers and toy haulers. This acquisition gives the Company a meaningful entrance into the high volume and rapidly growing towables segment of the recreational vehicle market. The purchase price for Lance was $65.4 million ($59.4 million net of $6.0 million cash acquired), subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Lance is reported as part of the Recreation segment. The preliminary purchase price allocation resulted in goodwill of $51.4 million, which is deductible for income tax purposes.

As of April 30, 2018, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, or of the determination of the final purchase price calculation, as defined in the purchase agreement. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Lance (in thousands):

Assets:
Cash	$6,018
Accounts receivable, net	3,835
Inventories, net	9,797
Other current assets	340
Property, plant and equipment	3,443
Other long-term assets	137
Total assets acquired	23,570
Liabilities:
Accounts payable	2,718
Accrued warranty	1,362
Other current liabilities	5,522
Other long-term liabilities	3
Total liabilities assumed	9,605
Net Assets Acquired	13,965
Consideration Paid	65,390
Goodwill	$51,425

Net sales and operating income were $32.6 million and $4.1 million for the three months ended April 30, 2018, respectively, and $39.4 million and $4.8 million for the six months ended April 30, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the operating results from Lance were not considered material to the Company’s operating results as a whole.

The Company will also pay up to an additional $10.0 million to the selling shareholders subsequent to the acquisition date in the form of deferred purchase price payable of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date as per the agreement terms. This deferred payment will be recognized as an expense in the Company’s consolidated statement of operations over the period of the agreement.

Van-Mor Enterprises Inc. Acquisition

On May 15, 2017, the Company acquired certain real estate assets and operating assets and liabilities of Van-Mor Enterprises, Inc. (“Van-Mor” and the “Van-Mor Acquisition”). Van-Mor is a supplier of certain materials and components for the Company’s fire apparatus divisions. The final purchase price for Van-Mor was $1.6 million. The net cash consideration paid at closing was funded through the Company’s cash from operations. Van-Mor is reported as part of the Fire & Emergency segment.

Ferrara Fire Apparatus Acquisition

On April 25, 2017, the Company acquired 100% of the common shares of Ferrara Fire Apparatus, Inc. (“Ferrara” and the “Ferrara Acquisition”). Ferrara is a leading custom fire apparatus and rescue vehicle manufacturer that engineers and manufactures vehicles for municipal and industrial customers. This acquisition enhances the Company’s emergency vehicle product offering, particularly with custom fire apparatus including pumpers, aerials, and industrial vehicles. The final purchase price for Ferrara was $97.8 million ($94.8 million net of $3.0 million cash acquired) which includes a subsequent adjustment of $2.3 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility and Term Loan. Ferrara is reported as part of the Fire & Emergency segment. The final purchase price allocation resulted in goodwill of $31.7 million, which is not deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Ferrara (in thousands):

Assets:
Cash	$3,013
Accounts receivable, net	15,838
Inventories, net	40,098
Other current assets	360
Property, plant and equipment	12,489
Other long-term assets	76
Intangible assets, net	32,770
Total assets acquired	104,644
Liabilities:
Accounts payable	17,043
Accrued warranty	3,449
Customer advances	7,740
Deferred income taxes	3,639
Other current liabilities	2,816
Other long-term liabilities	3,851
Total liabilities assumed	38,538
Net Assets Acquired	66,106
Consideration Paid	97,775
Goodwill	$31,669

Intangible assets acquired as a result of the Ferrara Acquisition are as follows (in thousands):

Customer relationships (12 year life)	$14,440
Order backlog (1 year life)	3,190
Non-compete agreements (4 year life)	1,530
Trade names (indefinite life)	13,610
Total intangible assets, net	$32,770

Net sales and operating income attributable to Ferrara were $33.1 million and $1.2 million for the three months ended April 30, 2018, respectively, and $60.2 million and $1.3 million for the six months ended April 30, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the Ferrara Acquisition did not meet the materiality requirement for such disclosure.

Midwest Automotive Designs Acquisition

On April 13, 2017, the Company acquired certain assets and liabilities of Midwest Automotive Designs (“Midwest” and the “Midwest Acquisition”). Midwest manufactures Class B recreational vehicles (“RVs”) and luxury vans. This acquisition enhances the Company’s product offerings in both its Recreation and Commercial segments, by adding a selection of Class B recreational vehicles and multiple products for the luxury limousine, charter and tour bus markets. The final purchase price for Midwest was $34.9 million ($34.9 million net of cash acquired), which includes a subsequent adjustment of $0.5 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Midwest is reported as part of the Recreation segment. The final purchase price allocation resulted in goodwill of $12.9 million, which is deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Midwest (in thousands):

Assets:
Cash	$1
Accounts receivable, net	4,255
Inventories, net	8,960
Other current assets	65
Property, plant and equipment	179
Intangible assets, net	16,548
Total assets acquired	30,008
Liabilities:
Accounts payable	6,601
Accrued warranty	312
Customer advances	898
Other current liabilities	181
Total liabilities assumed	7,992
Net Assets Acquired	22,016
Consideration Paid	34,896
Goodwill	$12,880

Intangible assets acquired as a result of the Midwest Acquisition are as follows (in thousands):

Customer relationships (6 year life)	$12,900
Order backlog (1 year life)	548
Trade names (indefinite life)	3,100
Total intangible assets, net	$16,548

Net sales and operating income attributable to Midwest were $17.7 million and $1.4 million for the three months ended April 30, 2018, respectively, and $31.8 million and $2.4 million for the six months ended April 30, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the Midwest Acquisition did not meet the materiality requirement for such disclosure.

Renegade RV Acquisition

On December 30, 2016, the Company acquired 100% of the common shares of Kibbi, LLC, which operated as Renegade RV (“Renegade” and the “Renegade Acquisition”). Renegade is a leading manufacturer of Class C and “Super C” RVs and heavy-duty special application trailers. The final purchase price for Renegade was $22.5 million ($20.9 million net of $1.6 million cash acquired), which included a $0.3 million payment to Renegade’s sellers based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Renegade is reported as part of the

Recreation segment. The final purchase price allocation resulted in goodwill of $4.2 million, which is not deductible for income tax purposes.

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

Net sales and operating income attributable to Renegade were $31.9 million and $4.7 million for the three months ended April 30, 2018, respectively, and $60.2 million and $8.0 million for the six months ended April 30, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the Renegade Acquisition did not meet the materiality requirement for such disclosure.

Note 3. Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Chassis	$45,561	$54,668
Raw materials	185,330	162,448
Work in process	180,341	180,148
Finished products	86,517	68,424
	497,749	465,688
Less: reserves	(13,843)	(13,308)
Total inventories, net	$483,906	$452,380

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Land & land improvements	$24,955	$25,493
Buildings & improvements	110,245	104,160
Machinery & equipment	79,160	70,333
Rental fleet	30,575	17,743
Computer hardware & software	51,500	39,703
Office furniture & fixtures	5,611	4,961
Construction in process	31,704	34,784
	333,750	297,177
Less: accumulated depreciation	(94,957)	(80,094)
Total property, plant and equipment, net	$238,793	$217,083

Depreciation expense was $6.8 million and $5.2 million for the three months ended April 30, 2018, and April 29, 2017, respectively, and $13.0 million and $10.0 million for the six months ended April 30, 2018, and April 29, 2017, respectively.

Note 5. Goodwill and Intangible Assets

The table below represents goodwill by segment (in thousands):

	April 30, 2018	October 31, 2017
Fire & Emergency	$88,608	$88,355
Commercial	29,902	28,650
Recreation	68,526	16,230
Total goodwill	$187,036	$133,235

The change in the net carrying value amount of goodwill consisted of the following (in thousands):

	Six Months Ended
	April 30, 2018	April 29, 2017
Balance at beginning of period	$133,235	$84,507
Activity during the quarter:
Activity from prior year acquisitions	2,376	—
Activity from current year acquisitions	51,425	85,879
Balance at end of period	$187,036	$170,386

Intangible assets (excluding goodwill) consisted of the following (in thousands):

	Weighted- Average Life	April 30, 2018	October 31, 2017
Finite-lived intangible assets:
Technology-related	7.0	$1,723	$1,718
Customer relationships	8.0	112,021	111,957
Order backlog	1.0	4,858	4,658
Non-compete agreements	5.0	2,060	2,060
Trade names	7.0	3,477	3,477
		124,139	123,870
Less: accumulated amortization		(70,578)	(62,056)
		53,561	61,814
Indefinite-lived trade names		106,073	106,073
Total intangible assets, net		$159,634	$167,887

Amortization expense was $4.3 million and $2.7 million for the three months ended April 30, 2018, and April 29, 2017, respectively, and $9.1 million and $5.3 million for the six months ended April 30, 2018, and April 29, 2017, respectively.

Note 6. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Payroll and related benefits and taxes	$24,054	$21,617
Incentive compensation	37	11,740
Customer sales programs	4,542	6,097
Restructuring costs	2,209	638
Interest payable	1,588	1,537
Income taxes payable	(4,461)	11,168
Dividends payable	3,257	3,210
Deferred purchase price payment	1,500	—
Other	16,837	14,234
Total other current liabilities	$49,563	$70,241

Note 7. Long-Term Debt

The Company was obligated under the following debt instruments (in thousands):

	April 30, 2018	October 31, 2017
Senior secured facility:
Revolving credit ABL facility	$297,000	$157,000
Term Loan, net of debt issuance costs ($1,556 and $1,770)	72,694	72,855
	369,694	229,855
Less: current maturities	(750)	(750)
Long-term debt, less current maturities	$368,944	$229,105

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.9 million of debt issuance costs related to the April 2017 ABL Facility. The amount of debt issuance costs is included in other long-term assets in the Company’s consolidated balance sheet as of April 30, 2018.

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

On December 22, 2017 the Company exercised its $100.0 million incremental commitment option under the April 2017 ABL Facility, which increased total borrowing capacity under the facility from $350.0 million to $450.0 million. The Company incurred an additional $0.4 million of debt issuance costs related to the incremental commitment option under the April 2017 ABL Facility.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of April 30, 2018.

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

The Term Loan Agreement allows for incremental facilities in an aggregate amount of up to $125.0 million. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The Term Loan agreement requires annual payments of $0.8 million per year, with remaining principal payable at maturity, which is April 25, 2022.

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

The Company was in compliance with all financial covenants under the Term Loan as of April 30, 2018.

Senior Secured Notes

On October 21, 2013, the Company issued (the “Offering”) $200.0 million in aggregate principal amount of its 8.5% Senior Secured Notes (the “Notes”). The net proceeds from the Offering, together with net proceeds from the Company’s ABL Facility (defined above), were used to finance the acquisition of the commercial bus business of Thor Industries, Inc. in fiscal year 2013 and to repay all outstanding debt existing at the time of the Offering.

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

Changes in the Company’s warranty liability consisted of the following (in thousands):

	Six Months Ended
	April 30, 2018	April 29, 2017
Balance at beginning of period	$40,231	$38,808
Warranty provisions	14,009	13,743
Settlements made	(17,516)	(17,554)
Warranties for current year acquisitions	1,372	3,323
Changes in liability of pre-existing warranties	(1,299)	(34)
Balance at end of period	$36,797	$38,286

Accrued warranty is classified in the Company’s consolidated balance sheets as follows (in thousands):

	April 30, 2018	October 31, 2017
Current liabilities	$22,693	$26,047
Other long-term liabilities	14,104	14,184
Total warranty liability	$36,797	$40,231

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

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan covering substantially all of its employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $2.8 million and $1.7 million for the three months ended April 30, 2018 and April 29, 2017, respectively, and $5.5 million and $3.3 million for the six months ended April 30, 2018 and April 29, 2017, respectively.

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

The ineffective portion of cash flow hedges, which is the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, or hedge components excluded from the assessment of effectiveness, is recognized immediately during the current period as a component of selling, general and administrative expenses in the Company’s consolidated statement of operations.

A net amount of $0.7 million recorded as loss in accumulated other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months. The Company had forward foreign exchange contracts with a gross notional value of $8.0 million and $7.8 million as of April 30, 2018 and October 31, 2017, respectively, designated as cash flow hedges.

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

Stock Repurchase Program: On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of April 30, 2018, the Company had $45.2 million of authorization remaining under this program. During the three months ended April 30, 2018, the Company repurchased 238,547 shares under this repurchase program at a total cost of $4.8 million at an average price per share of $20.26.

Note 12. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including shares of contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and six months ended April 30, 2018 and April 29, 2017:

	Three Months Ended		Six Months Ended
	April 30, 2018	April 29, 2017	April 30, 2018	April 29, 2017
Basic weighted-average common shares outstanding	64,577,469	63,722,795	64,429,854	57,541,476
Dilutive stock options	1,689,419	1,773,609	1,944,297	—
Dilutive restricted stock units	706	4,926	14,616	—
Diluted weighted-average common shares outstanding	66,267,594	65,501,330	66,388,767	57,541,476

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and six months ended April 30, 2018 and April 29, 2017:

	Three Months Ended		Six Months Ended
	April 30, 2018	April 29, 2017	April 30, 2018	April 29, 2017
Anti-Dilutive Stock Options	77,085	—	77,085	3,633,314
Anti-Dilutive Restricted Stock Units	503,412	—	376,239	48,364
Anti-Dilutive Common Stock Equivalents	580,497	—	453,324	3,681,678

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

Note 14. Stock Compensation

During the three and six months ended April 30, 2018, the Company recorded stock-based compensation expense of $1.9 million and $3.7 million, respectively, compared to $0.3 million and $25.8 million for the three and six months ended April 29, 2017, respectively, as selling, general and administrative expenses in the Company’s consolidated statements of operations.

Stock Option Awards: During the three and six months ended April 30, 2018, the Company recorded stock compensation expense of $0.9 million and $1.9 million, respectively, to redeem performance based stock options. During the three and six months ended April 29, 2017, the Company recorded stock compensation expense of zero and $3.3 million, respectively, to redeem performance based stock options. The amount paid per share to redeem these stock options was equal to the fair value of the Company’s common stock on the date of redemption less the stock option exercise price.

The change in the number of stock options outstanding consisted of the following:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, October 31, 2017	3,063,668	$5.80
Granted	—	—
Exercised	(418,116)	6.68
Cancelled	(487,267)	4.52
Outstanding, April 30, 2018	2,158,285	$5.91

Restricted Stock Units Awards: The Company has granted restricted stock units to certain employees and non-employee directors.

The change in the number of unvested restricted stock units outstanding consisted of the following:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	59,192	$25.44
Granted	318,546	28.91
Exercised	(17,637)	25.37
Cancelled	(44,719)	28.78
Outstanding, April 30, 2018	315,382	$28.48

Performance Stock Units Awards: The change in the number of unvested performance stock units outstanding consisted of the following:

	Performance Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	73,101	$27.36
Granted	78,770	25.39
Vested	—	—
Cancelled	—	—
Outstanding, April 30, 2018	151,871	$26.34

Note 15. Restructuring Charges

In the third quarter of fiscal year 2017, the Company restructured certain management positions in its Commercial segment and in its Corporate office, and incurred personnel costs, including severance and other employee benefit payments of $1.5 million. At April 30, 2018, a balance of $0.2 million of the restructuring costs remained unpaid.

In the first and second quarters of fiscal year 2018, the Company undertook cost reduction initiatives related to its Fire & Emergency, Commercial and Recreation segments, as well as its corporate office. Costs incurred in the first quarter of fiscal year 2018 consisted of $3.5 million of personnel costs, including severance, and other employee benefit payments, as well as facility closure expenses of $0.6 million in the Recreation segment.

In the second quarter of fiscal year 2018, the Company implemented a plan to reduce personnel costs in each of its three segments, to close its Miami corporate office and to complete a facility closure in the Recreation segment. Costs incurred in the second quarter of fiscal year 2018 consisted of $1.3 million of personnel costs, including severance and other employee benefit payments, and $0.6 million for facility lease termination expenses in the Recreation segment and corporate office. At April 30, 2018, a balance of $2.4 million of the restructuring costs remained unpaid.

A summary of the changes in the Company’s restructuring liability is as follows (in thousands):

	2018 Restructuring	2017 Restructuring	Total
Balance at October 31, 2017	$—	$638	$638
Expenses Incurred	5,989	—	5,989
Amounts Paid	(3,577)	(476)	(4,053)
Balance at April 30, 2018	$2,412	$162	$2,574

Note 16. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $11.0 million for the six months ended April 30, 2018, or (185.8)% of pre-tax income, compared to a $3.7 million benefit, or 36.5% of pre-tax loss, for the six months ended April 29, 2017. Results for the six months ended April 30, 2018 were favorably impacted by $12.6 million of net discrete tax benefits, including a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States and $2.3 million benefit related to stock option exercises and vesting of restricted stock units under ASU 2016-09. Results for the six months ended April 29, 2017 were favorably impacted by income tax incentives for U.S. manufacturing and research.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed and enacted into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities and implementing a territorial tax system. As a fiscal year taxpayer, the Company’s federal statutory tax rate reduction is effective January 1, 2018; therefore, the Company’s fiscal year 2018 estimated annual effective tax rate reflects the benefit from the reduced U.S. federal rate of 23.3% for a partial year. A number of other provisions will not impact the Company until fiscal year 2019, such as elimination of the domestic manufacturing deduction and U.S. taxation of foreign earnings.

As a result of the Tax Reform Act, the Company recognized a non-cash estimated tax benefit of $10.4 million in the first quarter of fiscal year 2018 related to the remeasurement of the Company’s net deferred tax liabilities at the lower statutory rate based on the timing of expected reversals. In accordance with SEC Staff Accounting Bulletin No. 118, the Company recorded the estimated income tax impact of the Tax Reform Act. Although the $10.4 million tax benefit represents what the Company believes is a reasonable estimate of the income tax effects of the Tax Reform Act on its consolidated financial statements as of April 30, 2018, it is a provisional amount and will be impacted by the Company’s ongoing analysis of the legislation and full fiscal year 2018 financial results. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal year 2019.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has not made a policy election related to potential GILTI tax as we continue to assess the impact of the legislation

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three or six months ended April 30, 2018, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3.0 million as of April 30, 2018 and $2.9 million as of October 31, 2017. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s consolidated balance sheets for the period ended April 30, 2018. During the next twelve months, it is reasonably possible that $1.1 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statement of operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 17. Commitments and Contingencies

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows (in thousands):

	April 30, 2018	October 31, 2017
Performance, bid and specialty bonds	$272,513	$272,235
Open standby letters of credit	11,150	7,225
Total	$283,663	$279,460

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records the inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. The Company’s contingent liability under such agreements for future chassis inventory purchases was $47.3 million and $85.9 million at April 30, 2018 and October 31, 2017, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $242.7 million and $288.5 million as of April 30, 2018 and October 31, 2017, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue into the future. The reserve for losses included in other liabilities on contracts outstanding at April 30, 2018 and October 31, 2017 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $0.6 million at April 30, 2018 and October 31, 2017. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and/or dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Note 18. Related Party Transactions

During the three months ended April 30, 2018 and April 29, 2017, the Company reimbursed expenses of its primary equity holder in the amount of $0.1 million and $0.2 million, respectively. During the six months ended April 30, 2018, and April 29, 2017, the Company reimbursed expenses in the amount of $0.3 million and $0.3 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.4 million and $0.2 million for the three months ended April 30, 2018, and April 29, 2017, respectively. Rent expense under these arrangements totaled $0.6 million and $0.3 million for the six months ended April 30, 2018 and April 29, 2017, respectively.

The Company engaged with an information technology, software and consulting company (the “IT Consulting Company”) in which the Company’s CEO had a material equity interest. The IT Consulting Company provided software development and installation to the Company. The Company made payments of $1.3 million and $2.7 million during the three and six months ended April 29, 2017, respectively, to the IT Consulting Company. The amounts paid to the IT Consulting Company included payments which are made to another unrelated consulting company. Excluding the payments to this unrelated consulting company, the payments made to the IT Consulting Company were $0.5 million and $1.1 million during the three and six months ended April 29, 2017, respectively. On October 27, 2017 the IT Consulting Company was sold to an unrelated third party and therefore any future consulting business that the Company has undertaken or will undertake with the IT Consulting Company after such date will not be considered a related party transaction.

Note 19. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes KME, E-One, Inc., Ferrara, American Emergency Vehicles, Inc., Leader Emergency Vehicles, Inc., Horton Enterprises, Inc., REV Ambulance Orlando and REV Brazil. These business units manufacture and market commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

Commercial: This segment includes Collins Bus, Champion Bus, Inc., ENC, ElDorado National (Kansas), Inc., Revability, Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, Inc., ENC, ElDorado National (Kansas), Inc. and Revability manufacture, market and distribute shuttle buses and mobility vans for transit, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

Recreation: This segment includes REV Recreation Group, Inc. (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance Camper, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A and Class C mobile RVs in both gas and diesel models. Renegade primarily manufacturers Class C and “Super C” RVs and heavy-duty special application trailers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures Class B RVs and luxury vans. Lance designs, engineers and manufactures truck campers, towable campers and toy haulers.

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

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision for income taxes, as adjusted for transaction expenses, sponsor expenses, restructuring costs, loss on early extinguishment of debt, certain legal settlements, non-cash purchase accounting expenses, stock based compensation expense and deferred purchase price payment which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP, but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to income before provision for income taxes is included below.

The Company believes that Adjusted EBITDA is useful to investors and used by management for measuring profitability because the measure excludes the impact of certain items which management believes has less bearing on the Company’s core operating performance. The Company believes that utilizing Adjusted EBITDA allows for a more meaningful comparison of operating fundamentals between companies within its industries by eliminating the impact of capital structure and taxation differences between the companies.

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

Selected financial information of the Company’s segments for the three months ended April 30, 2018 and April 29, 2017, is as follows (in thousands):

	Three Months Ended April 30, 2018
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$252,018	$157,995	$198,794	$127	$608,934
Net Sales—Intersegment	$—	$3,499	$7,845	$(11,344)	$—
Depreciation and amortization	$4,006	$2,830	$3,055	$1,210	$11,101
Capital expenditures	$1,141	$1,277	$2,927	$4,684	$10,029
Identifiable assets	$613,749	$287,998	$337,544	$119,374	$1,358,665
Adjusted EBITDA	$21,788	$9,530	$12,735	$(9,960)

	Three Months Ended April 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$219,002	$159,524	$166,337	$453	$545,316
Net Sales—Intersegment	$—	$2,980	$4,318	$(7,298)	$—
Depreciation and amortization	$2,819	$1,748	$2,599	$687	$7,853
Capital expenditures	$3,570	$1,269	$428	$13,274	$18,541
Identifiable assets	$574,220	$265,619	$247,830	$87,762	$1,175,431
Adjusted EBITDA	$24,399	$14,663	$7,292	$(8,793)

Selected financial information of the Company’s segments for the six months ended April 30, 2018 and April 29, 2017, is as follows (in thousands):

	Six Months Ended April 30, 2018
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$467,269	$290,234	$366,042	$245	$1,123,790
Net Sales—Intersegment	$—	$8,082	$10,945	$(19,027)	$—
Depreciation and amortization	$8,517	$5,572	$5,923	$2,106	$22,118
Capital expenditures	$2,666	$2,265	$4,225	$14,467	$23,623
Identifiable assets	$613,749	$287,998	$337,544	$119,374	$1,358,665
Adjusted EBITDA	$39,943	$13,903	$20,826	$(19,274)

	Six Months Ended April 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$404,373	$289,745	$293,043	$1,092	$988,253
Net Sales—Intersegment	$—	$2,980	$6,482	$(9,462)	$—
Depreciation and amortization	$5,628	$3,678	$4,756	$1,212	$15,274
Capital expenditures	$7,569	$2,068	$2,160	$25,368	$37,165
Identifiable assets	$574,220	$265,619	$247,830	$87,762	$1,175,431
Adjusted EBITDA	$41,112	$22,837	$10,065	$(15,342)

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss) before provision (benefit) for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2018	April 29, 2017	April 30, 2018	April 29, 2017
Fire & Emergency Adjusted EBITDA	$21,788	$24,399	$39,943	$41,112
Commercial Adjusted EBITDA	9,530	14,663	13,903	22,837
Recreation Adjusted EBITDA	12,735	7,292	20,826	10,065
Corporate and Other Adjusted EBITDA	(9,960)	(8,793)	(19,274)	(15,342)
Depreciation and amortization	(11,101)	(7,853)	(22,118)	(15,274)
Interest expense, net	(6,075)	(3,416)	(11,493)	(10,893)
Restructuring costs	(1,936)	(335)	(5,989)	(1,199)
Transaction expenses	(515)	(1,861)	(2,070)	(2,239)
Stock-based compensation expense	(1,947)	(311)	(3,697)	(25,817)
Non-cash purchase accounting expense	(33)	(746)	(668)	(1,211)
Sponsor expenses	(120)	(207)	(315)	(338)
Loss on early extinguishment of debt	—	(11,920)	—	(11,920)
Legal settlements	(192)	—	(902)	—
Deferred purchase price payment	(1,854)	—	(2,246)	—
Income (loss) before provision (benefit) benefit for income taxes	$10,320	$10,912	$5,900	$(10,219)

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

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended April 30, 2018
	Increase (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income (loss)
Balance at October 31, 2017	$54	$(107)	$88	$35
Changes, net of tax	13	(735)	(41)	(763)
Balance at April 30, 2018	$67	$(842)	$47	$(728)

	Six Months Ended April 29, 2017
	Increase (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income
Balance at October 29, 2016	$(20)	$2	$57	$39
Changes, net of tax	112	(19)	39	132
Balance at April 29, 2017	$92	$(17)	$96	$171

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

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 30 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 64% of our net sales during the second quarter of fiscal year 2018 came from products where we believe we hold such share positions.

During the second quarter of fiscal year 2018, our net sales were $608.9 million, which were $63.6 million, or 11.7%, greater than the same period in the prior year. This increase in net sales was due to increases in our Fire & Emergency and Recreation segments. In our Fire & Emergency segment, we expect net sales to increase in fiscal year 2018 at a rate slightly better than the sales percent increase for the overall company due to increased unit volume, as a result of the full year impact of the Ferrara Fire Apparatus (“Ferrara”) acquisition (which was acquired in April 2017), and strong end-market demand across both our fire and ambulance product lines. In our Commercial segment for fiscal year 2018, we expect net sales to increase at a rate below the net sales percent increase for the entire company. In our Recreation segment, we expect net sales to increase in fiscal year 2018 versus fiscal year 2017 at a rate better than the net sales percent increase for the overall company as a result of higher unit sales volumes, due to end market demand growth, continued growth in market share across certain RV classes and as a result of the Renegade, Midwest Automotive Designs (“Midwest”) and Lance Camper Manufacturing (“Lance”) acquisitions.

Gross profit and gross margin percentage were $72.9 million and 12.0%, respectively, during the second quarter of fiscal year 2018. Gross profit percentage was 140 basis points lower than the second quarter of fiscal year 2017. The decline in the gross margin percentage was due to a less favorable sales mix in the vehicles sold this year as compared to the same quarter last year, certain increases in the costs of materials and other inputs and partially due to the impact of the Ferrara acquisition in the Fire & Emergency segment.

Selling, general and administrative expenses (“SG&A”) in the second quarter of fiscal year 2018 were $48.7 million which is an increase of $6.1 million compared to the second quarter of fiscal year 2017. This increase was primarily due to additional SG&A expenses from acquired companies and increased stock compensation expense.

Amortization of intangible assets was $4.3 million during the second quarter of fiscal year 2018, compared to $2.7 million during the second quarter of fiscal year 2017. The increase in amortization expenses was due primarily to the amortization of the intangible assets recorded as part of the acquisition of Renegade in December 2016 and the acquisition of Ferrara and Midwest in April 2017. The Company has not recorded any amortization expense for intangible assets acquired in the acquisition of Lance because as of April 30, 2018, the valuation of intangible assets acquired is not complete and we believe that the amount would be immaterial. We expect amortization expense to be $18 to $20 million in fiscal year 2018 including the impact of the Lance acquisition.

Interest expense, net of interest income was $6.1 million in the second quarter of fiscal year 2018, which is an increase of $2.7 million compared to the second quarter of fiscal year 2017. Interest expense during the quarter was comprised of interest for the Company’s term loan agreement (“Term Loan” and “Term Loan Agreement”), ABL Facility, chassis pool interest expense, interest paid to customers for advance payments and debt issuance costs.

Net income was $7.4 million in the second quarter of fiscal year 2018, compared to net income of $6.8 million in the second quarter of fiscal year 2017. Adjusted net income in the second quarter of fiscal year 2018 was $15.6 million, which is a 17.7% decrease over $19.0 million in the second quarter of fiscal year 2017.

Adjusted EBITDA was $34.1 million during the second quarter of fiscal year 2018, a decrease of $3.5 million or 9.2%, from $37.6 million during the second quarter of fiscal year 2017. This decrease in Adjusted EBITDA was the result of lower EBITDA in the Fire & Emergency and Commercial Segments, offset by higher EBITDA in the Recreation segment. A detailed reconciliation of net income to Adjusted EBITDA is included in section “Adjusted EBITDA and Adjusted Net Income” below.

Capital expenditures were $10.0 million in the second quarter of fiscal year 2018, which were primarily comprised of expenditures for manufacturing facility equipment and improvements, new product tooling, ongoing ERP system implementation, and the continued rollout of our online parts sales infrastructure.

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

Recreation – Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these seven brands, REV provides a variety of highly recognized models such as: American Eagle, Signature, Marquis, Bounder, Pace Arrow, Verona and Daycruiser, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), a line of heavy-duty special application trailers, and, as a result of the acquisition of Midwest, Class B RVs (motorhomes built out on a van chassis). The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. In January 2018, we acquired Lance, a producer of truck campers, towable campers and toy haulers.

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

Similar to many industrial companies, we are working through some challenges as a result of the strong economy in the United States. Labor markets are tight, commodity and logistics costs have risen rapidly and higher production levels are causing a strain on the Company's supply chain. We are working to mitigate each of these challenges to prevent negative impact on our results.

The Company has implemented steel and aluminum price increases or surcharges to address the dramatic increase in the cost of these items over the last six months. The Company started to experience the impact of the higher raw material costs in the second quarter of fiscal 2018. As orders in backlog at the time these pricing actions were implemented were not impacted, the Company expects that it will only partially offset the impact of the higher input costs in fiscal 2018 and has factored this into its updated outlook.

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

Net Sales and Units Sold

We evaluate net sales and units sold because it helps us measure the impact of economic trends, the effectiveness of our marketing, the response of customers to new product launches and model changes, and the effect of competition over a given period. We recognize revenue for sales of completed vehicles upon acceptance by the dealer or customer as specified by the relevant dealer or customer purchase order.

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

Results of Operations

Three Months Ended April 30, 2018 Compared with Three Months Ended April 29, 2017

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$608,934	$545,316	$63,618	11.7%
Cost of sales	536,068	472,471	63,597	13.5%
Gross profit	72,866	72,845	21	0.0%
Operating Expenses:
Selling, general and administrative	48,704	42,604	6,100	14.3%
Research and development costs	1,500	963	537	55.8%
Restructuring	1,936	335	1,601	n/m
Amortization of intangible assets	4,331	2,695	1,636	60.7%
Total operating expenses	56,471	46,597	9,874	21.2%
Operating income	16,395	26,248	(9,853)	(37.5)%
Interest expense, net	6,075	3,416	2,659	77.8%
Loss on early extinguishment of debt	—	11,920	(11,920)	(100.0)%
Income before provision for income taxes	10,320	10,912	(592)	(5.4)%
Provision for income taxes	2,879	4,099	(1,220)	(29.8)%
Net income	$7,441	$6,813	$628	9.2%
Adjusted EBITDA	$34,093	$37,561	$(3,468)	(9.2)%
Adjusted Net Income	$15,616	$18,969	$(3,353)	(17.7)%

Net Sales. Consolidated net sales were $608.9 million for the three months ended April 30, 2018, an increase of $63.6 million, or 11.7%, from $545.3 million for the three months ended April 29, 2017. The increase in consolidated net sales was primarily due to an increase in net sales of $33.0 million and $32.5 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $1.5 million in the Commercial segment. The increase in Fire & Emergency segment net sales was primarily due to net sales from Ferrara, which was acquired in April 2017, and higher unit sales at the Company’s legacy ambulance businesses. The increase in net sales in the Recreation segment was primarily due to net sales from acquired companies as well as higher unit sales volumes in certain RV categories. The decrease in Commercial segment net sales was primarily due to lower unit volume for transit and school buses compared to the prior year period, partially offset by higher net sales of our shuttle bus products. Excluding the impact of acquisitions, consolidated net sales decreased $0.5 million or 0.1% compared to the prior year period.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 88.0% for the three months ended April 30, 2018 as compared to 86.6% for the three months ended April 29, 2017. The increase in consolidated cost of sales as a percentage of net sales was primarily due to a less favorable mix in units sold, primarily in the Fire & Emergency and Commercial segments in the period, and the impact of higher material costs.

Gross Profit. Consolidated gross profit was $72.9 million for the three months ended April 30, 2018, compared to $72.8 million for the three months ended April 29, 2017. Consolidated gross profit, as a percentage of net sales, was 12.0% and 13.4% for the three months ended April 30, 2018 and April 29, 2017, respectively. The decrease in gross profit, as a percentage of net sales, was due to the change in sales mix of units sold to a less favorable mix as well as higher material costs.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $48.7 million for the three months ended April 30, 2018, an increase of $6.1 million, or 14.3%, from $42.6 million for the three months ended April 29, 2017. Selling, general and administrative expenses, as a percentage of net sales, were 8.0% and 7.8% for the three months ended April 30, 2018 and April 29, 2017, respectively. The increase in selling, general and administrative expenses was due primarily to additional expenses from acquired companies and increased stock compensation expense.

Research and Development. Consolidated research and development costs were $1.5 million for the three months ended April 30, 2018, an increase of $0.5 million, or 55.8% from $1.0 million for the three months ended April 29, 2017.

Restructuring. Consolidated restructuring costs were $1.9 million for the three months ended April 30, 2018, compared to $0.3 million for the three months ended April 29, 2017. Restructuring expenses in the current year quarter represent costs incurred to close the Miami corporate office, complete a facility closure in the Recreation segment and reduce certain management positions in the Fire & Emergency, Commercial and Recreation segments as well as in its Corporate office. Costs incurred in the current year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments as well as lease termination expenses.

Amortization of Intangible Assets. Consolidated amortization of intangible assets was $4.3 million for the three months ended April 30, 2018, compared to $2.7 million for the three months ended April 29, 2017. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisitions of Renegade in December 2016 and Midwest and Ferrara in April 2017.

Interest Expense, Net. Consolidated interest expense, net of interest income was $6.1 million for the three months ended April 30, 2018, an increase of $2.7 million, or 77.8% from $3.4 million for the three months ended April 29, 2017. Interest expense increased compared to prior year primarily due to the increase in borrowings to fund acquisitions and higher interest rates.

Income Taxes. Consolidated income tax expense was $2.9 million for the three months ended April 30, 2018, or 27.9% of pre-tax income, compared to $4.1 million, or 37.6% of pre-tax income, for the three months ended April 29, 2017. The decrease in the Company’s effective income tax rate for the three months ended April 30, 2018 relative to the prior year relates primarily to new tax legislation in the United States which lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.

Net Income. Consolidated net income was $7.4 million for the three months ended April 30, 2018, an increase of $0.6 million, or 9.2% from a net income of $6.8 million for the three months ended April 29, 2017.

Adjusted Net Income. Consolidated Adjusted Net Income was $15.6 million for the three months ended April 30, 2018, a decrease of $3.4 million, or 17.7% from $19.0 million for the three months ended April 29, 2017.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $34.1 million for the three months ended April 30, 2018, a decrease of $3.5 million, or 9.2%, from $37.6 million for the three months ended April 29, 2017. The decrease in Adjusted EBITDA was primarily due to lower Adjusted EBITDA in the Fire & Emergency and Commercial segments and higher corporate expenses, offset by an increase in the Adjusted EBITDA in the Recreation segment. Excluding the impact of acquisitions, consolidated Adjusted EBITDA decreased 27.7% compared to the prior year period.

Fire & Emergency Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$252,018	$219,002	$33,016	15.1%
Adjusted EBITDA	21,788	24,399	(2,611)	(10.7)%

Net Sales. Fire & Emergency (“F&E”) segment net sales were $252.0 million for the three months ended April 30, 2018, an increase of $33.0 million, or 15.1%, from $219.0 million for the three months ended April 29, 2017. Net sales of fire apparatus increased $27.1 million, due to net sales from Ferrara, which was acquired in April 2017 in addition to higher sales of ambulance units compared to the prior year period. Excluding the impact of net sales from Ferrara, Fire & Emergency segment net sales increased by $13.2 million, or 6.0% compared to the prior year period.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $21.8 million for the three months ended April 30, 2018, a decrease of $2.6 million, or 10.7%, from $24.4 million for the three months ended April 29, 2017. The decrease in Adjusted EBITDA was due to decreased volume of higher content fire apparatus, increased material costs and a negative sales mix shift in certain of our ambulance businesses. In addition, there was increased selling, general, and administrative expenses from Ferrara. Excluding the impact of acquisitions, Fire & Emergency segment Adjusted EBITDA decreased by $3.8 million, or 15.6% compared to the prior year period.

Commercial Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$157,995	$159,524	$(1,529)	(1.0)%
Adjusted EBITDA	9,530	14,663	(5,133)	(35.0)%

Net Sales. Commercial segment net sales were $158.0 million for the three months ended April 30, 2018, a decrease of $1.5 million, or 1.0%, from $159.5 million for the three months ended April 29, 2017. The decrease in net sales was due primarily to a decrease in transit bus and school bus units sold compared to the prior year period. These decreases were partially offset by increases in shuttle bus, sweeper and mobility van units sold.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $9.5 million for the three months ended April 30, 2018, a decrease of $5.1 million, or 35.0%, from $14.7 million for the three months ended April 29, 2017. This decrease was due to reduced volumes of transit and school bus units sold compared to the prior year and certain higher material and freight costs.

Recreation Segment

	Three Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$198,794	$166,337	$32,457	19.5%
Adjusted EBITDA	12,735	7,292	5,443	74.6%

Net Sales. Recreation segment net sales were $198.8 million for the three months ended April 30, 2018, an increase of $32.5 million, or 19.5%, from $166.3 million for the three months ended April 29, 2017. The increase in net sales was due to net sales of acquired companies, an increase in Class C unit volume and an increase in sales at our molded fiberglass business. Class A unit volume declined compared to the prior year period due to a reduction in the number of different models produced and the timing of new model year introductions. Excluding the impact of net sales from acquired companies, Recreation segment net sales decreased by $11.8 million, or 7.1% compared to the prior year period.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $12.7 million for the three months ended April 30, 2018, an increase of $5.4 million, or 74.6%, from $7.3 million for the three months ended April 29, 2017. The increase in Adjusted EBITDA was primarily due to the impact of the acquired companies, partially offset by increased purchased material costs and lower net organic sales volumes. Excluding the impact of acquisitions, Recreation segment Adjusted EBITDA decreased by $0.3 million, or 4.0% compared to the prior year period.

Six months ended April 30, 2018 compared with the six months ended April 29, 2017

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$1,123,790	$988,253	$135,537	13.7%
Cost of sales	998,370	867,888	130,482	15.0%
Gross profit	125,420	120,365	5,055	4.2%
Operating Expenses:
Selling, general and administrative	89,737	99,102	(9,365)	(9.4)%
Research and development costs	3,231	2,161	1,070	49.5%
Restructuring	5,989	1,199	4,790	399.5%
Amortization of intangible assets	9,070	5,309	3,761	70.8%
Total operating expenses	108,027	107,771	256	0.2%
Operating income	17,393	12,594	4,799	38.1%
Interest expense, net	11,493	10,893	600	5.5%
Loss on early extinguishment of debt	—	11,920	(11,920)	(100.0)%
Income (loss) before benefit for income taxes	5,900	(10,219)	16,119	157.7%
Benefit for income taxes	(10,963)	(3,730)	(7,233)	193.9%
Net income (loss)	$16,863	$(6,489)	$23,352	359.9%
Adjusted EBITDA	$55,398	$58,672	$(3,274)	(5.6)%
Adjusted Net Income	$25,368	$24,829	$539	2.2%

Net Sales. Consolidated net sales were $1,123.8 million for the six months ended April 30, 2018, an increase of $135.5 million, or 13.7%, from $988.3 million for the six months ended April 29, 2017. The increase in consolidated net sales was primarily due to an increase in net sales of $62.9 million and $73.0 million and in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $0.5 million in the Commercial segment. The increase in net sales in the Recreation segment was due to net sales from acquired companies as well as higher unit sales volumes in certain RV categories. The increase in Fire & Emergency segment net sales was due to increased sales of certain fire apparatus, an increase in ambulance units sold and the impact of net sales from Ferrara acquired in April 2017. The decrease in Commercial segment net sales was primarily due to lower school and transit bus unit volume compared to the prior year period partially offset by an increase in sales of shuttle bus units. Excluding net sales from acquired companies, net sales for the first six months of fiscal year 2018 increased $5.6 million or 0.6% compared to the same period in the prior year.

Cost of Sales. Consolidated cost of sales as a percentage of net sales was 88.8% for the six months ended April 30, 2018 as compared to 87.8% for the six months ended April 29, 2017. The increase in consolidated cost of sales, as a percentage of net sales, was primarily due to the mix in units sold, primarily in the Fire & Emergency and Commercial segments in the period, and the impact of higher material costs.

Gross Profit. Consolidated gross profit was $125.4 million for the six months ended April 30, 2018, an increase of $5.1 million, or 4.2% from $120.4 million for the six months ended April 29, 2017. Consolidated gross profit, as a percentage of net sales, was 11.2% and 12.2% for the six months ended April 30, 2018 and April 29, 2017, respectively. The decrease in gross profit, as a percentage of net sales, was due to the mix of units sold and higher material costs.

Selling, General and Administrative. Consolidated selling, general and administrative expenses were $89.7 million for the six months ended April 30, 2018, a decrease of $9.4 million, or 9.4%, from $99.1 million for the six months ended April 29, 2017. Selling, general and administrative expenses, as a percentage of net sales, were 8.0% and 10.0% for the six months ended April 30, 2018 and April 29, 2017, respectively. The decrease in selling, general and administrative expenses was due primarily to decreased stock-based compensation expense as a result of our IPO in the prior year period. The decline in stock-based compensation was partially offset by expenses from acquired companies and higher public company related costs compared to the prior year. Selling, general and administrative expenses for the six months ended April 29, 2017 included $25.8 million of stock-based compensation expense compared to $3.7 million for the six months ended April 30, 2018.

Research and Development. Consolidated research and development costs were $3.2 million for the six months ended April 30, 2018, an increase of $1.1 million, or 49.5% from $2.2 million for the six months ended April 29, 2017. This increase was primarily due to greater activity for research and development in the Fire & Emergency and Commercial segments.

Restructuring. Consolidated restructuring costs were $6.0 million for the six months ended April 30, 2018, compared to $1.2 million for the six months ended April 29, 2017. In the first half of fiscal year 2017, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production facility from Salina, Kansas to Longview, Texas. Restructuring expenses in the current year represent costs incurred to close the Miami corporate office, costs to exit a Class B RV production facility and reduce certain management positions in the Fire & Emergency, Commercial and Recreation segments. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as costs associated with lease terminations.

Amortization of Intangible Assets. Consolidated amortization of intangible assets was $9.1 million for the six months ended April 30, 2018, compared to $5.3 million for the six months ended April 29, 2017. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisitions of Renegade in December 2016 and Midwest and Ferrara in April 2017.

Interest Expense, Net. Consolidated interest expense, net of interest income was $11.5 million for the six months ended April 30, 2018, an increase of $0.6 million, or 5.5% from $10.9 million for the six months ended April 29, 2017, respectively. Interest expense increased compared to prior year primarily due to the increase in debt resulting from Lance acquisition in January 2018 and higher interest rates.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $11.9 million for the six months ended April 29, 2017, which includes losses recognized upon the redemption of our Notes in February 2017 and our April 2017 re-financing. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount resulting from the redemption of our Notes. Loss on early extinguishment of debt also includes the write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

Income Taxes. Consolidated income tax benefit was $11.0 million for the six months ended April 30, 2018, or (185.8)% of pre-tax income, compared to $3.7 million, or 36.5% of pre-tax loss, for the six months ended April 29, 2017. Results for the six months ended April 30, 2018 were favorably impacted by $12.6 million of net discrete tax benefits, including a $2.3 million benefit related to employee share-based payments and a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States. The effective tax rate for the six months ended April 30, 2018 before discrete items of 27.0% decreased relative to the prior year primarily due to new tax legislation in the United States.

On December 22, 2017, the Tax Reform Act was signed and enacted into law and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. The Tax Reform Act reduces the U.S. corporate rate from 35% to 21%. A number of other provisions will not impact the Company until fiscal year 2019, such as elimination of the domestic manufacturing deduction and U.S. taxation of foreign earnings. As a result of the Tax Reform Act, the Company recognized a non-cash estimated tax benefit of $10.4 million related to the remeasurement of the Company’s net deferred tax liabilities at the lower statutory rate based on the timing of expected reversals. Although the $10.4 million tax benefit represents what the Company believes is a reasonable estimate of the income tax effects of the Tax Reform Act on its consolidated financial statements as of April 30, 2018, it is a provisional amount and will be impacted by the Company’s ongoing analysis of the legislation and full fiscal year 2018 financial results. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal year 2019.

Net Income. Consolidated net income was $16.9 million for the six months ended April 30, 2018, an increase of $23.4 million, from net loss of $6.5 million for the six months ended April 29, 2017. This increase in net income was due to the prior year impact of various one-time items relating to our IPO and debt re-financings and the income tax benefit in the current year.

Adjusted Net Income. Consolidated Adjusted Net Income was $25.4 million for the six months ended April 30, 2018, an increase of $0.5 million, or 2.2% from $24.8 million for the six months ended April 29, 2017.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $55.4 million for the six months ended April 30, 2018, a decrease of $3.3 million, or 5.6%, from $58.7 million for the six months ended April 29, 2017. The decrease in Adjusted EBITDA was due to lower EBITDA in the Fire & Emergency and Commercial segments and higher corporate expenses, offset by an increase in Adjusted EBITDA in the Recreation segment. Excluding acquisitions, consolidated Adjusted EBITDA decreased 28.6% for the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017.

Fire & Emergency Segment

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$467,269	$404,373	$62,896	15.6%
Adjusted EBITDA	39,943	41,112	(1,169)	(2.8)%

Net Sales. F&E segment net sales were $467.3 million for the six months ended April 30, 2018, an increase of $62.9 million, or 15.6%, from $404.4 million for the six months ended April 29, 2017. Net sales increased primarily due to sales from Ferrara, which was acquired in April 2017 and an increase in ambulance unit sales compared to the prior year period. Excluding the impact of net sales from acquired companies, Fire & Emergency segment net sales increased by $15.9 million, or 3.9% compared to the prior year period.

Adjusted EBITDA. F&E segment Adjusted EBITDA was $39.9 million for the six months ended April 30, 2018, a decrease of $1.2 million, or 2.8%, from $41.1 million for the six months ended April 29, 2017. The decrease in Adjusted EBITDA was primarily due to the decline in the sales of higher content fire apparatus, a negative shift in mix in certain of our ambulance businesses and higher material costs. Excluding the impact of the Ferrara acquisition, Fire & Emergency segment Adjusted EBITDA decreased by $4.3 million, or 10.6% compared to the prior year period.

Commercial Segment

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$290,234	$289,745	$489	0.2%
Adjusted EBITDA	13,903	22,837	(8,934)	(39.1)%

Net Sales. Commercial segment net sales were $290.2 million for the six months ended April 30, 2018, a decrease of $0.5 million, or 0.2%, from $289.7 million for the six months ended April 29, 2017. The decrease in net sales was due primarily to a decrease in school and transit bus units sold, partially offset by higher sales of shuttle buses, sweepers and mobility van units sold compared to the prior year period.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $13.9 million for the six months ended April 30, 2018, a decrease of $8.9 million, or 39.1%, from $22.8 million for the six months ended April 29, 2017. The decrease in Adjusted EBITDA was primarily due to reduced volume in our higher margin school and transit bus businesses compared to the prior year and certain higher material and freight costs.

Recreation Segment

	Six Months Ended		Increase (Decrease)
($ in thousands)	April 30, 2018	April 29, 2017	$	%
Net sales	$366,042	$293,043	$72,999	24.9%
Adjusted EBITDA	20,826	10,065	10,761	106.9%

Net Sales. Recreation segment net sales were $366.0 million for the six months ended April 30, 2018, an increase of $73.0 million, or 24.9%, from $293.0 million for the six months ended April 29, 2017. The increase in net sales was primarily due to the impact of acquired companies and an increase in Class C units sold, offset by lower Class A units sold for the six months ended April 30, 2018 compared to the prior year period. Excluding the impact of net sales from acquired companies, Recreation segment net sales decreased $10.0 million, or 3.4% compared to the prior year period.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $20.8 million for the six months ended April 30, 2018, an increase of $10.8 million, or 106.9%, from $10.1 million for the six months ended April 29, 2017. The increase in Adjusted EBITDA was primarily due to impact of the acquired companies and higher profitability from certain classes of RVs and its molded fiberglass business. This increase was partially offset by higher purchased material costs and lower net organic sales volumes. Excluding the impact of net sales from acquired companies, Recreation segment Adjusted EBITDA increased $0.4 million, or 4.3% compared to the prior year period.

Backlog

Backlog represents orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment (in thousands):

			Increase (Decrease)
	April 30, 2018	October 31, 2017	$	%
Fire & Emergency	$633,814	$590,295	$43,519	7.4%
Commercial	397,152	366,447	30,705	8.4%
Recreation	239,523	144,847	94,676	65.4%
Total Backlog	$1,270,489	$1,101,589	$168,900	15.3%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration. We expect that $139.9 million of our current backlog will not be produced and sold within the next twelve months following April 30, 2018.

Our businesses take orders from our dealers and end customers that are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles with a given specification over a period of time. These orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the order is received.

As of April 30, 2018, our backlog was $1,270.5 million compared to $1,101.6 million as of October 31, 2017. The increase in Recreation backlog was partially due to the current year acquisition of Lance.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital (including inventory), acquiring machinery and equipment, acquiring and building manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service payments, regular quarterly dividend payments, general corporate needs, and to a lesser extent, common stock repurchases under the Company’s recently authorized stock buyback program. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our revolving credit facility.

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

Working capital at April 30, 2018 (defined as current assets, excluding cash, minus current liabilities, excluding current portion of long-term debt) was $377.7 million compared to $299.7 million at October 31, 2017. The increase in working capital was primarily due to the normal seasonal increase in inventory compared to the prior year-end, as well as the timing of payments of accounts payable.

Long-term debt, excluding current maturities, at April 30, 2018 was $368.9 million compared to $229.1 million at October 31, 2017. Long-term debt increased primarily due to the increase in working capital described above, increased borrowings to fund the acquisition of Lance and capital expenditures in the first six months of 2018.

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2018 and April 29, 2017 (in thousands):

	Six Months Ended
	April 30, 2018	April 29, 2017
Net cash used in operating activities	$(43,945)	$(58,891)
Net cash used in investing activities	(89,182)	(196,677)
Net cash provided by financing activities	128,441	258,697
Net (decrease) increase in cash and cash equivalents	$(4,686)	$3,129

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 30, 2018 was $43.9 million, compared to $58.9 million for the six months ended April 29, 2017. The reduction in cash used in operating activities for the six months ended April 30, 2018, compared to the prior year was due to an improvement in inventory management and receivable collection efforts, and an increase in customer deposits. These benefits were partially offset by timing of vendor payments.

Excluding stock-based compensation expense and restructuring costs, operating income decreased by $12.5 million in the six months ended April 30, 2018 compared to the prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended April 30, 2018 was $89.2 million, compared to $196.7 million for the six months ended April 29, 2017. The decrease in net cash used in investing activities for the six months ended April 30, 2018, compared to the prior year period, was primarily due to a decrease in business acquisition activity and lower capital expenditures. The Company completed the acquisition of Lance in the current period, compared to the acquisitions of Renegade, Ferrara and Midwest in the prior year period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2018 was $128.4 million, which primarily consisted of net borrowings to fund acquisitions, capital expenditures and to repurchase the Company’s common stock. Net cash provided by financing activities for the six months ended April 29, 2017 was $258.7 million, which primarily consisted of net proceeds from our IPO offset by the use of those proceeds to redeem our Notes, and further net borrowings from our ABL Facility and Term Loan to support acquisitions operating activities and capital expenditures.

In the six months ended April 30, 2018, the Company paid cash dividends of $6.4 million.

On June 6, 2018, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the second quarter of fiscal year 2018. The dividend is payable on August 31, 2018 to holders of record as of July 31, 2018. Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Offering of Common Stock

On January 26, 2017, the Company announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange under the ticker symbol “REVG”. On February 1, 2017, the Company completed the offering of 12,500,000 shares of common stock at a price of $22.00 per share and the Company received $275.0 million in gross proceeds from the IPO, or $253.6 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of the IPO were used to partially pay down the Company’s existing debt. The Company redeemed the entire outstanding balance of its Notes, including a prepayment premium and accrued interest, plus it partially paid down the then outstanding balance of its revolving credit facility.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of April 30, 2018, the Company had $45.2 million of authorization remaining under this program. During the three months ended April 30, 2018, the Company repurchased 238,547 shares under this repurchase program at a total cost of $4.8 million at an average price per share of $20.26.

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

April 2017 ABL Facility

On April 25, 2017, we entered into a new $350.0 million ABL revolving credit agreement with a syndicate of lenders (the “April 2017 ABL Facility” or “ABL Agreement”). The April 2017 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $350.0 million. The total April 2017 ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The April 2017 ABL Facility expires on April 25, 2022.

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

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of April 30, 2018.

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

We also adjust for exceptional items which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to our Board of Directors, assists in providing a meaningful analysis of our operating performance and used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting, certain legal settlements, transaction expenses, restructuring costs, sponsor expenses and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2018	April 29, 2017	April 30, 2018	April 29, 2017
Net income (loss)	$7,441	$6,813	$16,863	$(6,489)
Depreciation and amortization	11,101	7,853	22,118	15,274
Interest expense, net	6,075	3,416	11,493	10,893
Provision (benefit) for income taxes	2,879	4,099	(10,963)	(3,730)
Loss on early extinguishment of debt	—	11,920	—	11,920
EBITDA	27,496	34,101	39,511	27,868
Restructuring costs(a)	1,936	335	5,989	1,199
Transaction expenses(b)	515	1,861	2,070	2,239
Stock-based compensation expense(c)	1,947	311	3,697	25,817
Non-cash purchase accounting expense(d)	33	746	668	1,211
Sponsor expenses(e)	120	207	315	338
Legal settlements (f)	192	—	902	—
Deferred purchase price payment(g)	1,854	—	2,246	—
Adjusted EBITDA	$34,093	$37,561	$55,398	$58,672

(a)

Restructuring expenses in the current fiscal year represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments as well as in our corporate office as well as relocate our Class B RV production. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

Restructuring expenses in the prior year included costs incurred to restructure certain management positions in its Commercial segment and in its corporate office, consisting of personnel costs, including severance and other employee benefit payments.

(b)

Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

During the first two quarters of fiscal year 2018, transaction expenses consisted primarily of costs related to the inception of our China Joint venture and expenses related to the Lance acquisition.

Transaction expenses in the prior year consisted primarily of costs related to various business acquisitions.

(c)	Reflects expenses associated with stock-based compensation and the redemption of performance-based stock options.
(d)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(e)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(f)

Reflects legal fees and costs incurred to settle legal claims against us which are outside the normal course of business. Current year costs include payments to settle certain claims arising from a putative class action in the state of California payments to settle non-ordinary course old product and employee disputes.

(g)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

The following table reconciles net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2018	April 29, 2017	April 30, 2018	April 29, 2017
Net income (loss)	$7,441	$6,813	$16,863	$(6,489)
Amortization of intangible assets	4,340	2,695	9,106	5,309
Restructuring costs(a)	1,936	335	5,989	1,199
Transaction expenses(b)	515	1,861	2,070	2,239
Stock-based compensation expense(c)	1,947	311	3,697	25,817
Non-cash purchase accounting expense(d)	33	746	668	1,211
Loss on early extinguishment of debt(e)	—	11,920	—	11,920
Sponsor expenses(f)	120	207	315	338
Legal settlements(g)	192	—	902	—
Deferred purchase price payment(h)	1,854	—	2,246	—
Impact of tax rate change(i)	—	—	(10,414)	—
Income tax effect of adjustments(j)	(2,762)	(5,919)	(6,074)	(16,715)
Adjusted Net Income	$15,616	$18,969	$25,368	$24,829

(a)

Restructuring expenses in the current fiscal year represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments as well as in our corporate office as well as relocate our Class B RV production. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

Restructuring expenses in the prior year included costs incurred to restructure certain management positions in its Commercial segment and in its Corporate office, consisting of personnel costs, including severance and other employee benefit payments.

(b)

Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

During the first two quarters of fiscal year 2018, transaction expenses consisted primarily of costs related to the inception of our China Joint venture and expenses related to the Lance acquisition.

Transaction expenses in the prior year consisted primarily of costs related to various business acquisitions.

(c)	Reflects expenses associated with stock-based compensation and the redemption of performance-based stock options.
(d)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
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

(f)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(g)

Reflects legal fees and costs incurred to settle legal claims against us which are outside the normal course of business. Current year costs include payments to settle certain claims arising from a putative class action in the state of California payments to settle non-ordinary course old product and employee disputes.

(h)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12 and 24-month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

(i)	Reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.
(j)

Income tax effect of adjustments using 26.5% and 36.5% effective tax rates for the three and six months ended April 30, 2018 and April 29, 2017, respectively, except for certain non-deductible transaction expenses and impact of tax rate change.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

Accounting Pronouncements – To be adopted

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of leases with a duration of less than 12 months) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-to-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to adopt ASU 2016-02 in the first quarter of fiscal year 2020 and are currently evaluating the impact of ASU 2016-02 to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. We will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual reporting periods, and interim reporting beginning after December 15, 2019 (the Company’s fiscal year 2021). Early adoption is permitted for testing dates after January 1, 2017. We are currently evaluating the impact of ASU 2017-04 on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 (the Company’s fiscal year 2020) with early adoption permitted. We are currently evaluating the impact of ASU 2017-12 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in the Company’s registration statement on Form S-1 filed in connection with its IPO.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended April 30, 2018. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended April 30, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in 2017 Annual Report on Form 10-K for the fiscal year ended October 31, 2017, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the second quarter of fiscal year 2018 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Total for quarter ended April 30, 2018	238,547	$20.26	238,547	$45,167
(1)

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.

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

REV GROUP, INC.

Date: June 6, 2018	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: June 6, 2018	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer