Form 10-Q/A
period 2018-04-30
REV Group, Inc.
filed 2018-09-05
CIK 1687221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-37999

REV Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3013415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

111 East Kilbourn Avenue, Suite 2600 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

REV Group, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2018 (the “Form 10-Q”) originally filed with the Securities and Exchange Commission (the “Commission”) on June 6, 2018. The purpose of this Amendment is to file Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, which were inadvertently omitted from the original filing of the Form 10-Q. As a result, this Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 31.3 and 31.4. No other changes have been made to the Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this amendment and this amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted.

This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

10.1*†	Change in Control Severance Agreement between REV Group, Inc. and Marcus Berto dated March 1, 2018.
10.2*#	Change in Control Severance Agreement between REV Group, Inc. and Pamela S. Krop dated March 1, 2018.
10.3*	Change in Control Severance Agreement between REV Group, Inc. and Dean J. Nolden dated March 1, 2018.
10.4*	Change in Control Severance Agreement between REV Group, Inc. and Barbara Stephens dated March 1, 2018.
10.5*	Change in Control Severance Agreement between REV Group, Inc. and Tim Sullivan dated March 1, 2018.
31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

**	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed June 6, 2018.

***	Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q filed June 6, 2018.

†	Mr. Berto is no longer employed by the Company, as disclosed in the Company’s Report on Form 8-K filed March 26, 2018.

#	Ms. Krop is no longer an officer of the Company, as disclosed in the Company’s Report on Form 8-K filed June 29, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: September 5, 2018	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: September 5, 2018	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer