Form 10-Q
period 2018-07-31
REV Group, Inc.
filed 2018-09-05
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 4, 2018, the registrant had 63,194,645 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share and per share amounts)

	July 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14.7	$17.8
Accounts receivables, net	232.8	243.2
Inventories, net	531.5	452.4
Other current assets	24.2	13.4
Total current assets	803.2	726.8
Property, plant and equipment, net	241.1	217.1
Goodwill	162.6	133.2
Intangibles assets, net	179.9	167.9
Other long-term assets	16.3	9.4
Total assets	$1,403.1	$1,254.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.3	$0.8
Accounts payable	167.2	217.2
Customer advances	110.8	95.8
Accrued warranty	19.6	26.0
Other current liabilities	56.1	70.2
Total current liabilities	355.0	410.0
Long-term debt, less current maturities	440.4	229.1
Deferred income taxes	24.5	22.5
Other long-term liabilities	19.8	20.3
Total liabilities	839.7	681.9
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.001 par value, 605,000,000 shares authorized; 63,191,445 and 64,145,945 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	498.6	532.0
Retained earnings	65.9	40.4
Accumulated other comprehensive loss	(1.2)	—
Total shareholders' equity	563.4	572.5
Total liabilities and shareholders' equity	$1,403.1	$1,254.4

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income

(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 29, 2017	July 31, 2018	July 29, 2017
Net sales	$597.7	$595.6	$1,721.4	$1,583.9
Cost of sales	518.2	517.6	1,516.6	1,385.5
Gross profit	79.5	78.0	204.8	198.4
Operating expenses:
Selling, general and administrative	43.5	40.6	133.2	139.7
Research and development costs	1.6	1.2	4.9	3.4
Restructuring	0.9	2.3	6.9	3.5
Amortization of intangible assets	4.6	5.1	13.6	10.4
Total operating expenses	50.6	49.2	158.6	157.0
Operating income	28.9	28.8	46.2	41.4
Interest expense, net	6.8	4.5	18.3	15.4
Loss on early extinguishment of debt	—	—	—	11.9
Income before provision (benefit) for income taxes	22.1	24.3	27.9	14.1
Provision (benefit) for income taxes	3.8	9.1	(7.2)	5.4
Net income	$18.3	$15.2	$35.1	$8.7

Other comprehensive loss, net of tax	(0.4)	(0.3)	(1.2)	(0.1)
Comprehensive income	$17.9	$14.9	$33.9	$8.6

Income per common share:
Basic	$0.29	$0.24	$0.55	$0.15
Diluted	$0.28	$0.23	$0.53	$0.14
Dividends declared per common share	$0.05	$0.05	$0.15	$0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended
	July 31, 2018	July 29, 2017
Cash flows from operating activities:
Net income	$35.1	$8.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33.9	26.8
Amortization of debt issuance costs	1.3	1.3
Amortization of Senior Note discount	—	0.1
Stock-based compensation expense	5.1	26.1
Deferred income taxes	(0.8)	(5.1)
Loss on early extinguishment of debt	—	11.9
Gain on disposal of property, plant and equipment	(2.2)	(0.6)
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables, net	14.7	(37.0)
Inventories, net	(68.9)	(71.2)
Other current assets	(11.6)	(2.7)
Accounts payable	(48.3)	7.9
Accrued warranty	(8.7)	(7.1)
Customer advances	14.9	7.7
Other liabilities	(22.0)	(26.2)
Long-term assets	0.7	(0.6)
Net cash used in operating activities	(56.8)	(60.0)
Cash flows from investing activities:
Purchase of property, plant and equipment	(31.9)	(49.9)
Payments for rental fleet vehicles	(15.9)	(9.7)
Proceeds from sale of property, plant and equipment	6.4	3.6
Investment in China JV	(7.6)	—
Acquisition of businesses, net of cash acquired	(60.1)	(155.1)
Net cash used in investing activities	(109.1)	(211.1)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	161.5	146.4
Proceeds from Term Loan	50.0	75.0
Net proceeds from initial public offering	—	253.6
Payment of dividends	(9.7)	(3.2)
Payment of debt issuance costs	(0.9)	(6.7)
Repayment of long-term debt	—	(180.0)
Senior Note prepayment premium	—	(7.7)
Redemption of common stock options including employer payroll taxes	(1.9)	(3.3)
Payments of withholding and employer payroll taxes for vesting of restricted stock	(0.1)	—
Proceeds from exercise of common stock options, net of employer payroll taxes	9.4	0.3
Repurchase and retirement of common stock	(45.5)	—
Net cash provided by financing activities	162.8	274.4
Net (decrease) increase in cash and cash equivalents	(3.1)	3.3
Cash and cash equivalents, beginning of period	17.8	10.8
Cash and cash equivalents, end of period	$14.7	$14.1
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$16.7	$21.8
Income taxes, net of refunds	$15.2	$11.5

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity

(Dollars in millions)

	Common Stock			Additional		Accumulated Other	Total
	Amount	# Shares		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders' Equity
Balance, October 31, 2017	$0.1	64,145,945 Sh.		$532.0	$40.4	$-	$572.5
Net income					35.1		35.1
Other comprehensive loss, net of tax						(1.2)	(1.2)
Stock-based compensation expense				2.6			2.6
Exercise of common stock options	—	1,746,783 Sh.		9.6			9.6
Vesting of restricted stock, net of employee tax withholding	—	13,231 Sh.		(0.1)			(0.1)
Dividends declared on common stock					(9.6)		(9.6)
Repurchase and retirement of common stock	—	(2,714,514 Sh.	)	(45.5)			(45.5)
Balance, July 31, 2018	$0.1	63,191,445 Sh.		$498.6	$65.9	$(1.2)	$563.4

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All dollar amounts presented in millions except share and per share amounts)

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

The accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly REV’s consolidated financial position as of July 31, 2018, and October 31, 2017, and the consolidated results of income and comprehensive income for the three and nine months ended July 31, 2018 and July 29, 2017 and the consolidated cash flows for the nine months then ended. The condensed unaudited consolidated statements of income and comprehensive income for the three and nine months ended July 31, 2018, and July 29, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed unaudited consolidated balance sheet data as of October 31, 2017, was derived from audited financial statements, but does not include all of information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

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

In the second quarter of fiscal year 2018, the Company made its initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”). The initial investment of $0.9 million is included in other long-term assets in the Company’s consolidated balance sheet as of July 31, 2018. REV has 10% equity interest in the China JV. During the third quarter of fiscal year 2018, the Company extended a loan to China JV in the amount of $6.7 million at the rate of 5% per annum. The principal and interest of the loan may be converted at the Company’s sole option into an additional 40% equity interest in the China JV. The Company recorded its investment in the China JV under the equity method of accounting.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The Company adopted Accounting Standard Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”) effective fiscal year 2018 and such adoption did not have a material effect on the Company’s consolidated financial statements.

The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”) effective fiscal year 2018 and such adoption did not have a material effect on the Company’s consolidated financial statements. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows.

Accounting Pronouncements – To be adopted

In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 "Revenue From Contracts with Customers (Topic 606)" by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective beginning November 1, 2018 (the beginning of the Company’s fiscal year 2019). Based on the Company’s assessment completed to date and historical terms of its most significant revenue contracts with customers, the Company does not expect a material difference in the timing and amount of revenues recognized today and those upon the adoption of ASU 2014-09, and expects to adopt the standard on a modified retrospective basis. The Company continues to assess the impact of adopting this standard as revenue contracts for fiscal year 2019 are executed. The Company’s preliminary conclusion may differ from that reached on the adoption date, based on actual terms of our revenue contracts with customers, industry clarifications and additional guidance from the FASB and the Securities and Exchange Commission, in effect as of the adoption date.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. This ASU is effective for annual reporting periods, and interim reporting beginning after December 15, 2019 (the beginning of the Company’s fiscal year 2021). Early adoption is permitted for testing dates after January 1, 2017. The Company is currently evaluating the impact of ASU 2017-04 on our consolidated financial statements.

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

Lance Camper Manufacturing Acquisition

On January 12, 2018, the Company acquired 100% of the common shares of Lance Camper Mfg. Corp. and its sister company Avery Transport, Inc. (collectively, “Lance” and the “Lance Acquisition”). Lance designs, engineers and manufactures truck campers, towable campers and toy haulers. This acquisition gives the Company a meaningful entrance into the high volume and rapidly growing towables segment of the recreational vehicle market. The purchase price paid for Lance was $67.9 million ($61.9 million net of $6.0 million cash acquired), which included an adjustment based on the level of net working capital at closing, as defined in the purchase agreement and was funded through the Company’s revolving credit facility. Lance is reported as part of the Recreation segment.

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

As of July 31, 2018, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, or of the determination of the final purchase price calculation, as defined in the purchase agreement. The preliminary purchase price allocation resulted in goodwill of $27.0 million, which is deductible for income tax purposes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Lance:

Assets:
Cash	$6.0
Accounts receivable, net	4.4
Inventories, net	10.3
Other current assets	0.3
Property, plant and equipment	4.6
Intangible assets, net	24.5
Other long-term assets	0.1
Total assets acquired	50.2
Liabilities:
Accounts payable	2.4
Accrued warranty	1.4
Other current liabilities	5.5
Other long-term liabilities	—
Total liabilities assumed	9.3
Net Assets Acquired	40.9
Consideration Paid	67.9
Goodwill	$27.0

Intangible assets acquired as a result of the Lance Acquisition are as follows:

Customer relationships (6 year life)	$12.4
Order backlog (1 year life)	1.7
Non-compete agreements (4 year life)	0.6
Trademarks (indefinite life)	9.8
Total intangible assets, net	$24.5

Net sales and operating income attributable to Lance were $34.6 million and $3.8 million for the three months ended July 31, 2018, respectively, and $74.1 million and $8.6 million for the nine months ended July 31, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the operating results from Lance were not considered material to the Company’s operating results as a whole.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for Ferrara:

Assets:
Cash	$3.0
Accounts receivable, net	15.8
Inventories, net	40.1
Other current assets	0.4
Property, plant and equipment	12.5
Other long-term assets	0.1
Intangible assets, net	32.7
Total assets acquired	104.6
Liabilities:
Accounts payable	17.1
Accrued warranty	3.4
Customer advances	7.7
Deferred income taxes	3.6
Other current liabilities	2.8
Other long-term liabilities	3.9
Total liabilities assumed	38.5
Net Assets Acquired	66.1
Consideration Paid	97.8
Goodwill	$31.7

Intangible assets acquired as a result of the Ferrara Acquisition are as follows:

Customer relationships (12 year life)	$14.4
Order backlog (1 year life)	3.2
Non-compete agreements (4 year life)	1.5
Trade names (indefinite life)	13.6
Total intangible assets, net	$32.7

Net sales and operating income attributable to Ferrara were $30.8 million and $2.8 million for the three months ended July 31, 2018, respectively, and $91.0 million and $4.1 million for the nine months ended July 31, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the Ferrara Acquisition did not meet the materiality requirement for such disclosure.

Midwest Automotive Designs Acquisition

On April 13, 2017, the Company acquired certain assets and liabilities of Midwest Automotive Designs (“Midwest” and the “Midwest Acquisition”). Midwest manufactures Class B recreational vehicles (“RVs”) and luxury vans. This acquisition enhances the Company’s product offerings in both its Recreation and Commercial segments, by adding a selection of Class B recreational vehicles and multiple products for the luxury limousine, charter and tour bus markets. The final purchase price for Midwest was $34.9 million (net of cash acquired), which included a subsequent adjustment of $0.5 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Midwest is reported as part of the Recreation segment. The final purchase price allocation resulted in goodwill of $12.9 million, which is deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Midwest:

Assets:
Cash	$—
Accounts receivable, net	4.3
Inventories, net	9.0
Other current assets	0.1
Property, plant and equipment	0.2
Intangible assets, net	16.5
Total assets acquired	30.1
Liabilities:
Accounts payable	6.7
Accrued warranty	0.3
Customer advances	0.9
Other current liabilities	0.2
Total liabilities assumed	8.1
Net Assets Acquired	22.0
Consideration Paid	34.9
Goodwill	$12.9

Intangible assets acquired as a result of the Midwest Acquisition are as follows:

Customer relationships (6 year life)	$12.9
Order backlog (1 year life)	0.5
Trade names (indefinite life)	3.1
Total intangible assets, net	$16.5

Net sales and operating income attributable to Midwest were $16.5 million and $1.2 million for the three months ended July 31, 2018, respectively, and $48.3 million and $3.5 million for the nine months ended July 31, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the Midwest Acquisition did not meet the materiality requirement for such disclosure.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for Renegade:

Assets:
Cash	$1.6
Accounts receivable, net	2.3
Inventories, net	14.3
Other current assets	0.1
Property, plant and equipment	0.9
Intangible assets, net	7.7
Total assets acquired	26.9
Liabilities:
Accounts payable	4.1
Accrued warranty	0.4
Customer advances	0.3
Other current liabilities	1.0
Deferred income taxes	2.7
Other long-term liabilities	0.1
Total liabilities assumed	8.6
Net Assets Acquired	18.3
Consideration Paid	22.5
Goodwill	$4.2

Intangible assets acquired as a result of the Renegade Acquisition are as follows:

Customer relationships (6 year life)	$5.2
Order backlog (1 year life)	0.9
Trade names (indefinite life)	1.6
Total intangible assets, net	$7.7

Net sales and operating income attributable to Renegade were $34.7 million and $5.7 million for the three months ended July 31, 2018, respectively, and $94.9 million and $13.7 million for the nine months ended July 31, 2018, respectively. The Company has not included pro forma financial information in this report as if the acquisition had occurred on November 1, 2016, since the Renegade Acquisition did not meet the materiality requirement for such disclosure.

Note 3. Inventories

Inventories, net of reserves, consisted of the following:

	July 31, 2018	October 31, 2017
Chassis	$53.1	$54.7
Raw materials	192.6	162.5
Work in process	191.8	180.1
Finished products	108.7	68.4
	546.2	465.7
Less: reserves	(14.7)	(13.3)
Total inventories, net	$531.5	$452.4

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2018	October 31, 2017
Land & land improvements	$25.3	$25.5
Buildings & improvements	112.1	104.2
Machinery & equipment	76.9	70.3
Rental fleet	33.6	17.7
Computer hardware & software	53.3	39.7
Office furniture & fixtures	5.3	5.0
Construction in process	32.5	34.8
	339.0	297.2
Less: accumulated depreciation	(97.9)	(80.1)
Total property, plant and equipment, net	$241.1	$217.1

Depreciation expense was $7.1 million and $6.4 million for the three months ended July 31, 2018, and July 29, 2017, respectively, and $20.2 million and $16.4 million for the nine months ended July 31, 2018, and July 29, 2017, respectively.

Note 5. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2018	October 31, 2017
Fire & Emergency	$88.6	$88.3
Commercial	29.9	28.7
Recreation	44.1	16.2
Total goodwill	$162.6	$133.2

The change in the net carrying value amount of goodwill consisted of the following:

	Nine Months Ended
	July 31, 2018	July 29, 2017
Balance at beginning of period	$133.2	$84.5
Activity during the quarter:
Activity from prior year acquisitions	2.4	1.1
Activity from current year acquisitions	27.0	44.2
Balance at end of period	$162.6	$129.8

Intangible assets (excluding goodwill) consisted of the following:

	Weighted- Average Life	July 31, 2018	October 31, 2017
Finite-lived intangible assets:
Technology-related	7.0	$1.7	$1.7
Customer relationships	8.0	124.4	112.0
Order backlog	1.0	6.5	4.7
Non-compete agreements	5.0	2.7	2.0
Trade names	7.0	3.5	3.5
		138.8	123.9
Less: accumulated amortization		(74.8)	(62.1)
		64.0	61.8
Indefinite-lived trade names		115.9	106.1
Total intangible assets, net		$179.9	$167.9

Amortization expense was $4.6 million and $5.1 million for the three months ended July 31, 2018, and July 29, 2017, respectively, and $13.7 million and $10.4 million for the nine months ended July 31, 2018, and July 29, 2017, respectively.

Note 6. Other Current Liabilities

Other current liabilities consisted of the following:

	July 31, 2018	October 31, 2017
Payroll and related benefits and taxes	$27.9	$21.6
Incentive compensation	0.2	11.7
Customer sales programs	4.5	6.1
Restructuring costs	1.8	0.6
Interest payable	1.7	1.5
Income taxes payable	—	11.2
Dividends payable	3.2	3.2
Deferred purchase price payment	2.8	—
Other	14.0	14.3
Total other current liabilities	$56.1	$70.2

Note 7. Long-Term Debt

The Company was obligated under the following debt instruments:

	July 31, 2018	October 31, 2017
Senior secured facility:
Revolving credit ABL facility	$319.5	$157.0
Term Loan, net of debt issuance costs ($1.9 and $1.8)	122.2	72.9
	441.7	229.9
Less: current maturities	(1.3)	(0.8)
Long-term debt, less current maturities	$440.4	$229.1

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred

$4.9 million of debt issuance costs related to the April 2017 ABL Facility. The amount of debt issuance costs is included in other long-term assets in the Company’s consolidated balance sheet as of July 31, 2018.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of July 31, 2018.

October 2013 ABL Facility

On April 25, 2017, the Company repaid all outstanding loans and obligations under its $150.0 million senior secured revolving credit and guaranty agreement (the “ABL Facility”) in full, and that ABL Facility was terminated and resulted in a $0.7 million loss on early extinguishment of debt, which consisted entirely of the write-off of unamortized debt issuance costs.

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

On July 18, 2018, the Company exercised its $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $75.0 million to $125.0 million. The Company incurred an additional $0.5 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

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

The Company was in compliance with all financial covenants under the Term Loan as of July 31, 2018.

Senior Secured Notes

On January 17, 2017, the Company issued a Notice of Conditional Redemption for its 8.5% Senior Secured Notes (the “Notes”), subject to the completion of the Company’s IPO, to redeem all the outstanding Notes at a redemption price of 104.250% plus accrued and unpaid interest. On February 16, 2017, the Company redeemed all Notes, which were outstanding as of that date, and retired the debt. As a result of this redemption, the Company recorded a $11.2 million loss associated with the early extinguishment of the debt, which consisted of a prepayment premium of $7.7 million, $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	July 31, 2018	July 29, 2017
Balance at beginning of period	$40.2	$38.8
Warranty provisions	13.2	21.5
Settlements made	(19.7)	(25.9)
Warranties for current year acquisitions	1.4	3.3
Changes in liability of pre-existing warranties	(1.7)	(2.7)
Balance at end of period	$33.4	$35.0

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	July 31, 2018	October 31, 2017
Current liabilities	$19.6	$26.0
Other long-term liabilities	13.8	14.2
Total warranty liability	$33.4	$40.2

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

Note 9. Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During the three months ended July 31, 2018, the Company repurchased 2,475,967 shares under this repurchase program at a total cost of $40.7 million at an average price per share of $16.42. During the nine months ended July 31, 2018, the Company repurchased 2,714,514 shares under this repurchase program at a total cost of $45.5 million at an average price per share of $16.76. As of July 31, 2018, the Company had $4.5 million of authorization remaining under this program.

On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020.

Note 10. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including shares of contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended July 31, 2018 and July 29, 2017:

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 29, 2017	July 31, 2018	July 29, 2017
Basic weighted-average common shares outstanding	63,993,398	63,769,388	64,258,655	59,617,447
Dilutive stock options	854,163	1,751,220	1,571,864	1,670,652
Dilutive restricted stock units	—	8,083	2,163	13,137
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	64,847,561	65,528,691	65,832,682	61,301,236

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and nine months ended July 31, 2018 and July 29, 2017:

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 29, 2017	July 31, 2018	July 29, 2017
Anti-Dilutive Stock Options	40,951	—	97,085	—
Anti-Dilutive Restricted Stock Units	528,515	—	541,584	—
Anti-Dilutive Performance Stock Units	91,509	—	91,509	—
Anti-Dilutive Common Stock Equivalents	660,975	—	730,178	—

Note 11. Stock Compensation

During the three and nine months ended July 31, 2018, the Company recorded stock-based compensation expense of $1.4 million and $5.1 million, respectively, compared to $0.3 million and $26.1 million for the three and nine months ended July 29, 2017, respectively, as selling, general and administrative expenses in the Company’s consolidated statements of income.

Stock Option Awards: During the three and nine months ended July 31, 2018, the Company recorded stock compensation expense of zero and $1.9 million, respectively, to redeem performance based stock options. During the three and nine months ended July 29, 2017, the Company recorded stock compensation expense of zero and $3.3 million, respectively, to redeem performance based stock options. The amount paid per share to redeem these stock options was equal to the fair value of the Company’s common stock on the date of redemption less the stock option exercise price.

The change in the number of stock options outstanding consisted of the following:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, October 31, 2017	3,063,668	$5.80
Granted	—	—
Exercised	(1,746,783)	$5.52
Cancelled	(499,934)	$4.61
Outstanding, July 31, 2018	816,951	$7.12

Restricted Stock Units Awards: The Company has granted restricted stock units to certain employees and non-employee directors.

The change in the number of unvested restricted stock units outstanding consisted of the following:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	59,192	$25.44
Granted	417,197	$26.18
Exercised	(17,637)	$25.37
Cancelled	(44,719)	$28.78
Outstanding, July 31, 2018	414,033	$25.83

Performance Stock Units Awards: The change in the number of unvested performance stock units outstanding consisted of the following:

	Performance Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	73,101	$27.36
Granted	121,167	$22.70
Vested	—	—
Cancelled	—	—
Outstanding, July 31, 2018	194,268	$24.45

Note 12. Restructuring Charges

In the third quarter of fiscal year 2017, the Company restructured certain management positions in its Commercial segment and in its Corporate office, and incurred personnel costs, including severance and other employee benefit payments of $1.5 million.

In the first and second quarters of fiscal year 2018, the Company undertook cost reduction initiatives related to its Fire & Emergency, Commercial and Recreation segments, as well as its corporate office. Costs incurred in the first quarter of fiscal year 2018 consisted of $3.5 million of personnel costs, including severance, and other employee benefit payments, as well as facility closure expenses of $0.6 million in the Recreation segment. Costs incurred in the second and third quarters of fiscal year 2018 relating to these initiatives consisted of $2.2 million of personnel costs, including severance and other employee benefit payments, and $0.6 million for facility lease termination expenses in the Recreation segment and its former Miami corporate office location.

A summary of the changes in the Company’s restructuring liability is as follows:

	2018 Restructuring	2017 Restructuring	Total
Balance at October 31, 2017	$—	$0.6	$0.6
Expenses Incurred	6.9	—	6.9
Amounts Paid	(5.3)	(0.4)	(5.7)
Balance at July 31, 2018	$1.6	$0.2	$1.8

Note 13. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $7.2 million for the nine months ended July 31, 2018, or (25.8)% of pre-tax income, compared to $5.4 million expense, or 38.1% of pre-tax income, for the nine months ended July 29, 2017. Results for the nine months ended July 31, 2018 were favorably impacted by $14.7 million of net discrete tax benefits, including a $12.5 million benefit related to the remeasurement of net deferred tax liabilities as a result of tax legislation in the United States and a $1.1 million benefit related to a federal provision-to-return adjustment. Results for the nine months ended July 29, 2017 were favorably impacted by income tax incentives for U.S. manufacturing and research and negatively impacted by nondeductible business acquisition costs.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed and enacted into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21%

effective January 1, 2018, while also repealing the deduction for domestic production activities and implementing a territorial tax system. As a fiscal year taxpayer, the Company’s federal statutory tax rate reduction is effective January 1, 2018; therefore, the Company’s fiscal year 2018 estimated annual effective tax rate reflects the benefit from the reduced U.S. federal rate of 23.3%. A number of other provisions will not impact the Company until fiscal year 2019, such as elimination of the domestic manufacturing deduction and U.S. taxation of foreign earnings.

U.S. GAAP requires the impact of tax legislation be recognized in the period in which the law was enacted. In accordance with SEC Staff Accounting Bulletin No. 118, the Company recorded the estimated income tax impact of the Tax Reform Act during the first quarter of fiscal year 2018. During the third quarter of fiscal year 2018, the Company updated the provisional amounts previously recorded based on its completed fiscal year 2017 federal income tax return. This resulted in additional tax benefit of $2.1 million related to the remeasurement of net deferred tax liabilities. For the nine months ended July 31, 2018, the Company recorded cumulative tax benefit of $12.5 million due to remeasurement of net deferred tax liabilities. Although the $12.5 million tax benefit represents what the Company believes is a reasonable estimate of the income tax effects of the Tax Reform Act on its consolidated financial statements as of July 31, 2018, it is a provisional amount and will be impacted by the Company’s ongoing analysis of the legislation and full fiscal year 2018 financial results. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal year 2019.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company's current structure and estimated future results of global operations but also its intent and ability to modify its structure. The Company is currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to use the period cost method or the deferred method.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three or nine months ended July 31, 2018, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.3 million as of July 31, 2018 and $2.9 million as of October 31, 2017. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s consolidated balance sheets for the period ended July 31, 2018. During the next twelve months, it is reasonably possible that $0.2 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statement of operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and interest assessments related to income tax examinations.

Note 14. Commitments and Contingencies

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2018	October 31, 2017
Performance, bid and specialty bonds	$215.4	$272.2
Open standby letters of credit	11.1	7.2
Total	$226.5	$279.4

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records the inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. The Company’s contingent liability under such agreements for future chassis inventory purchases was $42.0 million and $85.9 million at July 31, 2018 and October 31, 2017, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $288.5 million as of July 31, 2018 and October 31, 2017. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue into the future. The reserve for losses included in other liabilities on contracts outstanding at July 31, 2018 and October 31, 2017 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $21.4 million at July 31, 2018 and $0.6 million at October 31, 2017. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

In the event that third parties are unable to meet obligations under these agreements, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Other Matters: There are three federal and one state putative securities class actions presently pending against the Company and certain of its officers and directors, each on behalf of a putative class of purchasers of the Company’s stock in or traceable to the Company’s January 2017 IPO, as well as, for two of the actions, from January 27, 2017 through June 7, 2018. Two of the complaints also name certain of the underwriters for the Company’s IPO as defendants. The complaints allege certain violations of the Securities Act of 1933 and, for two of the actions, the Securities Exchange Act of 1934. The federal court in the Central District of California has ordered each of the federal complaints to be transferred to the U.S. District Court for the Eastern District of Wisconsin.

The Company also received a complaint on August 23, 2018 against the Company and certain of its officers and directors, on behalf of a putative class of purchasers of the Company’s stock in its secondary offering of common stock in October 2017. This complaint also named certain of the underwriters for the offering, and alleges certain violations of the Securities Act of 1933 made in connection with the October 2017 offering.

Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement in regard to the claims asserted in the actions with respect to the IPO, and the Company expects them to do the same in regard to the claims asserted in the action with respect to the October 2017 offering. The Company and the other defendants intend to defend these lawsuits vigorously. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on the Company or its operations.

The Company is subject to certain other legal proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such other matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Note 15. Related Party Transactions

During the three months ended July 31, 2018 and July 29, 2017, the Company reimbursed expenses of its primary equity holder in the amount of $0.2 million and $0.1 million, respectively. During the nine months ended July 31, 2018, and July 29, 2017, the Company reimbursed expenses in the amount of $0.5 million and $0.4 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.4 million and $0.1 million for the three months ended July 31, 2018, and July 29, 2017, respectively. Rent expense under these arrangements totaled $1.0 million and $0.5 million for the nine months ended July 31, 2018 and July 29, 2017, respectively.

The Company engaged with an information technology, software and consulting company (the “IT Consulting Company”) in which the Company’s CEO had a material equity interest. The IT Consulting Company provided software development and installation to the Company. The Company made payments of $1.3 million and $2.7 million during the three and nine months ended July 29, 2017, respectively, to the IT Consulting Company. The amounts paid to the IT Consulting Company included payments which are made to another unrelated consulting company. Excluding the payments to this unrelated consulting company, the payments made to the IT Consulting Company were $0.5 million and $1.1 million during the three and nine months ended July 29, 2017, respectively. On October 27, 2017 the IT Consulting Company was sold to an unrelated third party and therefore any future consulting business that the Company has undertaken or will undertake with the IT Consulting Company after such date will not be considered a related party transaction.

Note 16. Business Segment Information

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

Recreation: This segment includes REV Recreation Group, Inc. (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A and Class C mobile RVs in both gas and diesel models. Renegade primarily manufacturers Class C and “Super C” RVs and heavy-duty special application trailers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures Class B RVs and luxury vans. Lance designs, engineers and manufactures truck campers, towable campers and toy haulers.

For purposes of measuring financial performance of its business segments, the Company does not allocate to individual business segments costs or items that are of a corporate nature. The caption “Corporate and Other” includes corporate office expenses, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

Total assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate and other centralized activities.

Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated in consolidation.

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2018
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$238.9	$157.6	$197.3	$3.9	$597.7
Net Sales—Intersegment	$—	$0.7	$5.7	$(6.4)	$—
Depreciation and amortization	$3.3	$1.9	$3.6	$2.9	$11.7
Capital expenditures	$2.1	$1.1	$2.1	$2.9	$8.2
Total assets	$607.4	$299.2	$359.9	$136.6	$1,403.1
Adjusted EBITDA	$25.3	$11.8	$17.9	$(7.4)

	Three Months Ended July 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$262.1	$154.4	$177.9	$1.2	$595.6
Net Sales—Intersegment	$—	$0.2	$3.2	$(3.4)	$—
Depreciation and amortization	$4.5	$2.4	$3.5	$1.2	$11.6
Capital expenditures	$1.5	$6.5	$1.7	$2.1	$11.8
Total assets	$625.7	$272.6	$253.2	$94.6	$1,246.1
Adjusted EBITDA	$29.0	$12.9	$11.7	$(8.1)

	Nine Months Ended July 31, 2018
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$706.1	$447.9	$563.4	$4.0	$1,721.4
Net Sales—Intersegment	$—	$8.8	$16.6	$(25.4)	$—
Depreciation and amortization	$11.8	$7.5	$9.5	$5.1	$33.9
Capital expenditures	$4.8	$3.4	$6.3	$17.4	$31.9
Total assets	$607.4	$299.2	$359.9	$136.6	$1,403.1
Adjusted EBITDA	$65.5	$25.7	$38.7	$(25.6)

	Nine Months Ended July 29, 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$666.5	$444.2	$470.9	$2.3	$1,583.9
Net Sales—Intersegment	$—	$3.2	$9.7	$(12.9)	$—
Depreciation and amortization	$10.2	$6.0	$8.2	$2.4	$26.8
Capital expenditures	$9.0	$8.6	$3.9	$28.4	$49.9
Total assets	$625.7	$272.6	$253.2	$94.6	$1,246.1
Adjusted EBITDA	$70.2	$35.6	$21.8	$(23.5)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision for income taxes, as adjusted for transaction expenses, sponsor expenses, restructuring costs, loss on early extinguishment of debt, certain legal matters, non-cash purchase accounting expenses, stock based compensation expense, initial public company costs and deferred purchase price payment which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP, but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to income before provision for income taxes is included below.

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

The Company also adjusts for exceptional items which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to the Company’s Board of Directors, assists in providing a meaningful analysis of the Company’s operating performance and used as a measurement in incentive compensation for management.

Provided below is a reconciliation of segment Adjusted EBITDA to net income:

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 29, 2017	July 31, 2018	July 29, 2017
Fire & Emergency Adjusted EBITDA	$25.3	$29.0	$65.5	$70.2
Commercial Adjusted EBITDA	11.8	12.9	25.7	35.6
Recreation Adjusted EBITDA	17.9	11.7	38.7	21.8
Corporate and Other Adjusted EBITDA	(7.4)	(8.1)	(25.6)	(23.5)
(Provision) benefit for income taxes	(3.8)	(9.1)	7.2	(5.4)
Depreciation and amortization	(11.7)	(11.6)	(33.9)	(26.8)
Interest expense, net	(6.8)	(4.5)	(18.3)	(15.4)
Restructuring costs	(0.9)	(2.3)	(6.9)	(3.5)
Transaction expenses	—	(0.5)	(2.1)	(2.7)
Stock-based compensation expense	(1.4)	(0.3)	(5.1)	(26.1)
Non-cash purchase accounting expense	(0.5)	(1.9)	(1.2)	(3.2)
Sponsor expenses	(0.2)	(0.1)	(0.5)	(0.4)
Loss on early extinguishment of debt	—	—	—	(11.9)
Legal matters	(1.1)	—	(2.8)	—
Initial public company costs	(1.0)	—	(1.5)	—
Deferred purchase price payment	(1.9)	—	(4.1)	—
Net Income	$18.3	$15.2	$35.1	$8.7

Note 17. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.

The components of accumulated other comprehensive income (loss) are as follows:

	Nine Months Ended July 31, 2018
	Increase (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income (loss)
Balance at October 31, 2017	$0.1	$(0.1)	$0.0	$—
Changes, net of tax	—	(1.3)	0.1	(1.2)
Balance at July 31, 2018	$0.1	$(1.4)	$0.1	$(1.2)

	Nine Months Ended July 29, 2017
	Increase (Decrease) in Fair Value of Derivatives	Translation Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
Balance at October 29, 2016	$—	$—	$0.1	$0.1
Changes, net of tax	(0.4)	0.1	0.2	(0.1)
Balance at July 29, 2017	$(0.4)	$0.1	$0.3	$—

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

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 30 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 61% of our net sales during the third quarter of fiscal year 2018 came from products where we believe we hold such share positions.

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

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the sales of our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

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

Cost Management Initiatives

Purchased materials, including chassis, represent our largest component of costs of sales. We operate a centralized strategic procurement organization dedicated to reducing our overall level of materials spend across our three segments, while simplifying and standardizing suppliers and parts. Our operating performance is therefore significantly impacted by the results of our initiatives to lower material cost and standardize our products.

Similar to many industrial companies, we are working through some challenges as a result of the strong economy in the United States. Labor markets are tight, commodity and logistics costs have risen rapidly and higher production levels are causing a strain on the Company's supply chain. We are working to mitigate each of these challenges to minimize the negative impact on our results.

The Company has implemented price increases and steel and aluminum surcharges to address the dramatic increase in the cost of materials over the last six months. The Company started to experience the impact of the higher raw material costs in the second quarter of fiscal year 2018. As orders in backlog at the time these pricing actions were implemented were not impacted, the Company expects that it will only partially offset the impact of the higher input costs in fiscal year 2018 and has factored this into its updated outlook.

Results of Operations

Three Months Ended July 31, 2018 Compared with Three Months Ended July 29, 2017

	Three Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$597.7	$595.6	$2.1	0.4%
Cost of sales	518.2	517.6	0.6	0.1%
Gross profit	79.5	78.0	1.5	1.9%
Operating Expenses:
Selling, general and administrative	43.5	40.6	2.9	7.1%
Research and development costs	1.6	1.2	0.4	33.3%
Restructuring	0.9	2.3	(1.4)	n/m
Amortization of intangible assets	4.6	5.1	(0.5)	(9.8)%
Total operating expenses	50.6	49.2	1.4	2.8%
Operating income	28.9	28.8	0.1	0.3%
Interest expense, net	6.8	4.5	2.3	51.1%
Income before provision for income taxes	22.1	24.3	(2.2)	(9.1)%
Provision for income taxes	3.8	9.1	(5.3)	(58.2)%
Net income	$18.3	$15.2	$3.1	20.4%
Adjusted EBITDA	$47.6	$45.5	$2.1	4.6%
Adjusted Net Income	$24.7	$21.9	$2.8	12.8%

Net Sales. Net sales were $597.7 million for the three months ended July 31, 2018, an increase of $2.1 million, or 0.4%, from $595.6 million for the three months ended July 29, 2017. The increase in net sales was primarily due to an increase in net sales of $20.3 million and $3.6 million in the Recreation and Commercial segments, respectively, offset by a decrease in net sales of $23.2 million in the Fire & Emergency segment. The increase in Recreation segment net sales was primarily due to net sales from Lance, which was acquired in January 2018, partially offset by a decrease in net sales of Class A motorhomes resulting from our decision to rationalize and upgrade our product lineup as well as timing of our new model year introductions in the current year. The decrease in Fire & Emergency segment net sales was primarily due to chassis supply disruptions which resulted in lower unit shipments for ambulances and the timing of firetruck shipments compared to the prior year period. Excluding the impact of the Lance Acquisition, consolidated net sales decreased $32.6 million or 5.5% compared to the prior year period primarily due to the decline in Fire & Emergency segment net sales.

Gross Profit. Gross profit was $79.5 million for the three months ended July 31, 2018, compared to $78.0 million for the three months ended July 29, 2017. Gross profit, as a percentage of net sales, was 13.3% for the three months ended July 31, 2018, a slight increase compared to 13.1% for the three months ended July 29, 2017. This increase is primarily due to higher gross margins in the Recreation segment and pricing actions, net of material cost increases.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $43.5 million for the three months ended July 31, 2018, an increase of $2.9 million, or 7.1%, from $40.6 million for the three months ended July 29, 2017. SG&A expenses as a percentage of net sales, were 7.3% and 6.8% for the three months ended July 31, 2018 and July 29, 2017, respectively. The increase in SG&A expenses was due primarily to additional acquired company expenses, increased stock compensation expense and higher legal expenses.

Restructuring. Restructuring costs were $0.9 million for the three months ended July 31, 2018, compared to $2.3 million for the three months ended July 29, 2017. Restructuring expenses in the current year quarter represented additional severance costs for certain employees associated with closing of the Miami corporate office.

Interest Expense, Net. Interest expense, net of interest income was $6.8 million for the three months ended July 31, 2018, an increase of $2.3 million, or 51.1% from $4.5 million for the three months ended July 29, 2017. Interest expense increased compared to prior year primarily due to the increase in borrowings to fund the acquisition of Lance and share repurchases along with higher interest rates.

Income Taxes. Income tax expense was $3.8 million for the three months ended July 31, 2018, or 17.2% of pre-tax income, compared to $9.1 million, or 37.4% of pre-tax income, for the three months ended July 29, 2017. The decrease in the Company’s effective income tax rate for the three months ended July 31, 2018 relative to the prior year relates primarily to new tax legislation in the United States which lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As a result of U.S. tax legislation, the Company also recorded a tax benefit of $2.1 million for the three months ended July 31, 2018 related to the remeasurement of net deferred tax liabilities.

Net Income. Net income was $18.3 million for the three months ended July 31, 2018, an increase of $3.1 million, or 20.4% from a net income of $15.2 million for the three months ended July 29, 2017.

Adjusted Net Income. Adjusted Net Income was $24.7 million for the three months ended July 31, 2018, an increase of $2.8 million, or 12.8% from $21.9 million for the three months ended July 29, 2017.

Adjusted EBITDA. Adjusted EBITDA was $47.6 million for the three months ended July 31, 2018, an increase of $2.1 million, or 4.6% from $45.5 million for the three months ended July 29, 2017. Excluding the impact of the acquisition of Lance, Adjusted EBITDA decreased 7.0% compared to the prior year period.

Fire & Emergency Segment

	Three Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$238.9	$262.1	$(23.2)	(8.9)%
Adjusted EBITDA	25.3	29.0	(3.7)	(12.8)%
Adjusted EBITDA % of net sales	10.6%	11.1%

Fire & Emergency (“F&E”) segment net sales were $238.9 million for the three months ended July 31, 2018, a decrease of $23.2 million, or 8.9%, from $262.1 million for the three months ended July 29, 2017. The decrease in net sales was primarily due to chassis supply disruptions which resulted in lower unit shipments for ambulances and timing of firetruck shipments compared to the prior year period.

F&E segment Adjusted EBITDA was $25.3 million for the three months ended July 31, 2018, a decrease of $3.7 million, or 12.8%, from $29.0 million for the three months ended July 29, 2017. The decrease in Adjusted EBITDA was due to decreased gross profit driven by a decrease in unit shipments for ambulances and firetrucks and continued higher material costs, partially offset by improved profitability at acquired firetruck businesses, lower SG&A expenses and impact of pricing actions for ambulances.

Commercial Segment

	Three Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$157.6	$154.4	$3.2	2.1%
Adjusted EBITDA	11.8	12.9	(1.1)	(8.5)%
Adjusted EBITDA % of net sales	7.5%	8.4%

Commercial segment net sales were $157.6 million for the three months ended July 31, 2018, an increase of $3.2 million, or 2.1%, from $154.4 million for the three months ended July 29, 2017. The increase in net sales was due primarily to an increase in shuttle bus, school bus, motorcoach, mobility van and terminal truck units sold compared to the prior year period, partially offset by lower transit bus sales.

Commercial segment Adjusted EBITDA was $11.8 million for the three months ended July 31, 2018, a decrease of $1.1 million, or 8.5%, from $12.9 million for the three months ended July 29, 2017. This decrease was primarily due to reduced volumes of transit bus units sold compared to the prior year and higher material and freight costs, partially offset by impact of pricing actions in certain product categories.

Recreation Segment

	Three Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$197.3	$177.9	$19.4	10.9%
Adjusted EBITDA	17.9	11.7	6.2	53.0%
Adjusted EBITDA % of net sales	9.1%	6.6%

Recreation segment net sales were $197.3 million for the three months ended July 31, 2018, an increase of $19.4 million, or 10.9%, from $177.9 million for the three months ended July 29, 2017. The increase in net sales was due to net sales attributable to our recent Lance Acquisition and increases in net sales across our entire RV brand line-up except Class A motorhomes. Class A RV volume declined compared to the prior year period due to a reduction in the number of different models produced and the timing of new model year introductions as well as slower end market growth. Excluding the impact of net sales from Lance, Recreation segment net sales decreased by $15.2 million compared to the prior year period.

Recreation segment Adjusted EBITDA was $17.9 million for the three months ended July 31, 2018, an increase of $6.2 million, or 53.0%, from $11.7 million for the three months ended July 29, 2017. The increase in Adjusted EBITDA was primarily due to the impact of the acquisition of Lance and higher volumes in the more profitable Class B, Super C and towable product categories, partially offset by lower Class A RV volumes. Excluding the impact of the acquisition of Lance, Recreation segment Adjusted EBITDA increased by $0.9 million, or 7.3% compared to the prior year period.

Nine months ended July 31, 2018 compared with the nine months ended July 29, 2017

	Nine Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$1,721.4	$1,583.9	$137.5	8.7%
Cost of sales	1,516.6	1,385.5	131.1	9.5%
Gross profit	204.8	198.4	6.4	3.2%
Operating Expenses:
Selling, general and administrative	133.2	139.7	(6.5)	(4.7)%
Research and development costs	4.9	3.4	1.5	44.1%
Restructuring	6.9	3.5	3.4	97.1%
Amortization of intangible assets	13.6	10.4	3.2	30.8%
Total operating expenses	158.6	157.0	1.6	1.0%
Operating income	46.2	41.4	4.8	11.6%
Interest expense, net	18.3	15.4	2.9	18.8%
Loss on early extinguishment of debt	—	11.9	(11.9)	(100.0)%
Income before (benefit) provision for income taxes	27.9	14.1	13.8	(97.9)%
(Benefit) provision for income taxes	(7.2)	5.4	(12.6)	(233.3)%
Net income	$35.1	$8.7	$26.4	(303.4)%
Adjusted EBITDA	$104.3	$104.1	$0.2	0.2%
Adjusted Net Income	$51.0	$46.7	$4.3	9.2%

Net Sales. Net sales were $1,721.4 million for the nine months ended July 31, 2018, an increase of $137.5 million, or 8.7%, from $1,583.9 million for the nine months ended July 29, 2017. The increase in consolidated net sales was primarily due to an increase in net sales of $39.6 million, $92.5 million and $3.7 million in the Fire & Emergency, Recreation and Commercial segments, respectively. The increase in net sales in the Recreation segment was due to net sales from the acquisition of Lance as well as higher unit sales volumes in certain RV product categories. The increase in Fire & Emergency segment net sales was due to the impact of net sales from Ferrara acquired in April 2017 partially offset by decreases in sales of certain fire apparatus and ambulance units caused by chassis supply constraints and timing of unit shipments. The increase in Commercial segment net sales was primarily due to increases in sales of shuttle bus units, parts sales partially offset by lower school and transit bus unit volume compared to the prior year period. Excluding net sales from acquired companies, net sales for the nine months ended July 31, 2018 decreased by $27.0 million or 1.7% compared to the same period in the prior year.

Gross Profit. Gross profit was $204.8 million for the nine months ended July 31, 2018, an increase of $6.4 million, or 3.2% from $198.4 million for the nine months ended July 29, 2017. Gross profit, as a percentage of net sales, was 11.9% and 12.5% for the nine months ended July 31, 2018 and July 29, 2017, respectively. The decrease in gross profit, as a percentage of net sales, was due to the mix of units sold and higher material costs, partially offset by pricing actions.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $133.2 million for the nine months ended July 31, 2018, a decrease of $6.5 million, or 4.7%, from $139.7 million for the nine months ended July 29, 2017. SG&A expenses, as a percentage of net sales, were 7.7% and 8.8% for the nine months ended July 31, 2018 and July 29, 2017, respectively. The decrease in SG&A expenses was due primarily to decreased stock-based compensation expense as a result of our IPO in the prior year period. The decline in stock-based compensation was partially offset by expenses from acquired companies, higher public company related costs and higher legal expenses compared to the prior year. SG&A expenses for the nine months ended

July 29, 2017 included $26.1 million of stock-based compensation expense compared to $5.1 million for the nine months ended July 31, 2018.

Research and Development. Research and development costs were $4.9 million for the nine months ended July 31, 2018, an increase of $1.5 million, or 44.1% from $3.4 million for the nine months ended July 29, 2017. This increase was primarily due to greater activity for research and development in the Fire & Emergency and Commercial segments.

Restructuring. Restructuring costs were $6.9 million for the nine months ended July 31, 2018, compared to $3.5 million for the nine months ended July 29, 2017. In the first half of fiscal year 2017, the Company implemented a plan to relocate production of Goshen Coach buses from its Elkhart, Indiana facility to its facilities in Salina, Kansas and Imlay City, Michigan and the relocation of our Eldorado mobility van production facility from Salina, Kansas to Longview, Texas. Restructuring expenses in the current year represent costs incurred to close the Miami corporate office, costs to exit a Class B RV production facility and reduce certain management positions in the Fire & Emergency, Commercial and Recreation segments. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as costs associated with lease terminations.

Amortization of Intangible Assets. Amortization of intangible assets was $13.6 million for the nine months ended July 31, 2018, compared to $10.4 million for the nine months ended July 29, 2017. The increase in amortization expense was due to the amortization of the intangible assets recorded as part of the acquisitions of Renegade in December 2016, Midwest and Ferrara in April 2017, and Lance in January 2018.

Interest Expense, Net. Interest expense, net of interest income was $18.3 million for the nine months ended July 31, 2018, an increase of $2.9 million, or 18.8% from $15.4 million for the nine months ended July 29, 2017, respectively. Interest expense increased compared to prior year primarily due to the increase in debt resulting from the Lance Acquisition in January 2018, share repurchases and higher interest rates.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $11.9 million for the nine months ended July 29, 2017, which includes losses recognized upon the redemption of our Notes in February 2017 and our April 2017 re-financing. The Company paid a prepayment premium of $7.7 million and wrote off $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount resulting from the redemption of our Notes. Loss on early extinguishment of debt also included a write-off of $0.7 million of unamortized debt issuance costs as a result of our debt re-financing in April 2017.

Income Taxes. Consolidated income tax benefit was $7.2 million for the nine months ended July 31, 2018, or (25.8)% of pre-tax income, compared to $5.4 million expense, or 38.1% of pre-tax income, for the nine months ended July 29, 2017. Results for the nine months ended July 31, 2018 were favorably impacted by $14.7 million of net discrete tax benefits, including a $12.5 million benefit related to the remeasurement of net deferred tax liabilities as a result of tax legislation in the United States and a $1.1 million benefit related to a federal provision-to-return adjustment. The effective tax rate for the nine months ended July 31, 2018 before discrete items of 26.8% decreased relative to the prior year primarily due to U.S. tax legislation.

On December 22, 2017, the Tax Reform Act was signed and enacted into law and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. The Tax Reform Act reduces the U.S. corporate rate from 35% to 21%. A number of other provisions will not impact the Company until fiscal year 2019, such as elimination of the domestic manufacturing deduction and U.S. taxation of foreign earnings. As a result of the Tax Reform Act, the Company recognized a non-cash estimated tax benefit of $10.4 million in the first quarter of fiscal year 2018 related to the remeasurement of the Company’s net deferred tax liabilities. During the third quarter of fiscal year 2018, the Company updated the provisional amounts previously recorded as a result of the Tax Reform Act based on its completed fiscal year 2017 federal income tax return. This resulted in additional tax benefit of $2.1 million related to the remeasurement of net deferred tax liabilities. For the nine months ended July 31, 2018, the Company recorded cumulative tax benefit of $12.5 million due to remeasurement of net deferred tax liabilities. Although the $12.5 million tax benefit represents what the Company believes is a reasonable estimate of the income tax effects of the Tax Reform Act on its consolidated financial statements as of July 31, 2018, it is a provisional amount and will be impacted by the Company’s ongoing analysis of the legislation and full fiscal year 2018 financial results. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal year 2019.

Net Income. Net income was $35.1 million for the nine months ended July 31, 2018, an increase of $26.4 million, from net income of $8.7 million for the nine months ended July 29, 2017. This increase in net income was due to the prior year impact of various one-time items relating to our IPO and debt re-financings and the income tax benefit in the current year.

Adjusted Net Income. Adjusted Net Income was $51.0 million for the nine months ended July 31, 2018, an increase of $4.3 million, or 9.2% from $46.7 million for the nine months ended July 29, 2017.

Adjusted EBITDA. Adjusted EBITDA was $104.3 million for the nine months ended July 31, 2018, an increase of $0.2 million, or 0.2%, from $104.1 million for the nine months ended July 29, 2017. The increase was due to higher Adjusted EBITDA in the Recreation segment, offset by lower Adjusted EBITDA in the Fire & Emergency and Commercial segments and higher corporate expenses. Excluding acquisitions, Adjusted EBITDA decreased 17.9% for the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017.

Fire & Emergency Segment

	Nine Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$706.1	$666.5	$39.6	5.9%
Adjusted EBITDA	65.5	70.2	(4.7)	(6.7)%
Adjusted EBITDA % of net sales	9.3%	10.5%

F&E segment net sales were $706.1 million for the nine months ended July 31, 2018, an increase of $39.6 million, or 5.9%, from $666.5 million for the nine months ended July 29, 2017. Net sales increased primarily due to sales from Ferrara, which was acquired in April 2017 partially offset by decreases in sales of certain ambulance units caused by chassis supply constraints and the timing of firetruck shipments. Excluding the impact of net sales from acquired companies, Fire & Emergency segment net sales decreased by $7.3 million, or 1.1% compared to the prior year period.

F&E segment Adjusted EBITDA was $65.5 million for the nine months ended July 31, 2018, a decrease of $4.7 million, or 6.7%, from $70.2 million for the nine months ended July 29, 2017. The decrease in Adjusted EBITDA was primarily due to a decrease in the sales of higher content fire apparatus, a decrease in ambulance unit sales, higher product costs caused by chassis supply constraints and other higher material costs partially offset by the impact of the Ferrara acquisition and pricing actions. Excluding the impact of the Ferrara acquisition, Fire & Emergency segment Adjusted EBITDA decreased by $7.9 million, or 11.2% compared to the prior year period.

Commercial Segment

	Nine Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$447.9	$444.2	$3.7	0.8%
Adjusted EBITDA	25.7	35.6	(9.9)	(27.8)%
Adjusted EBITDA % of net sales	5.7%	8.0%

Commercial segment net sales were $447.9 million for the nine months ended July 31, 2018, an increase of $3.7 million, or 0.8%, from $444.2 million for the nine months ended July 29, 2017. The increase in net sales was due to increases in sales of shuttle buses, mobility vans and parts sales partially offset by a decrease in school and transit bus unit sales compared to the prior year period.

Commercial segment Adjusted EBITDA was $25.7 million for the nine months ended July 31, 2018, a decrease of $9.9 million, or 27.8%, from $35.6 million for the nine months ended July 29, 2017. The decrease in Adjusted EBITDA was primarily due to reduced volume in our higher margin school and transit bus businesses compared to the prior year and higher material costs, partially offset by pricing actions in certain product categories.

Recreation Segment

	Nine Months Ended		Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Net sales	$563.4	$470.9	$92.5	19.6%
Adjusted EBITDA	38.7	21.8	16.9	77.5%
Adjusted EBITDA % of net sales	6.9%	4.6%

Recreation segment net sales were $563.4 million for the nine months ended July 31, 2018, an increase of $92.5 million, or 19.6%, from $470.9 million for the nine months ended July 29, 2017. The increase in net sales for the first nine months of fiscal year

2018 compared to the prior year period was due to the Lance acquisition, and higher volumes in all classes of RVs except Class A. Excluding the impact of net sales from acquired companies, Recreation segment net sales decreased $25.1 million, compared to the prior year period.

Recreation segment Adjusted EBITDA was $38.7 million for the nine months ended July 31, 2018, an increase of $16.9 million, or 77.5%, from $21.8 million for the nine months ended July 29, 2017. The increase in Adjusted EBITDA was primarily due to impact of the acquired companies and higher profitability in all classes of RVs except Class A. This increase was partially offset by higher purchased material costs and lower Class A sales volumes. Excluding the impact of net sales from acquired companies, Recreation segment Adjusted EBITDA increased $1.2 million, or 5.5% compared to the prior year period.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	July 31, 2018	July 29, 2017	$	%
Fire & Emergency	$606.5	$580.6	$25.9	4.5%
Commercial	420.0	254.8	165.2	64.8%
Recreation	249.5	116.1	133.4	114.9%
Total Backlog	$1,276.0	$951.5	$324.5	34.1%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration. We expect that $75.1 million of our current backlog will not be produced and sold within the next twelve months following July 31, 2018.

Our businesses take orders from our dealers and end customers that are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles with a given specification over a period of time. These orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the order is received.

As of July 31, 2018, our backlog was $1,276.0 million compared to $951.5 million as of July 29, 2017. The increase in Commercial backlog was due to a large transit bus order that is expected to begin delivering in early fiscal year 2019. The increase in Recreation backlog was partially due to the current year acquisition of Lance.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, acquiring machinery and equipment, acquiring and building manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service payments, regular quarterly dividend payments, general corporate needs, and common stock repurchases under the Company’s recently authorized stock buyback program. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our revolving credit facility. During the third quarter of fiscal year 2018, we increased the size of our Term Loan by $50.0 million to support the execution of our stock repurchase program.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2018 and July 29, 2017:

	Nine Months Ended
($ in millions)	July 31, 2018	July 29, 2017
Net cash used in operating activities	$(56.8)	$(60.0)
Net cash used in investing activities	(109.1)	(211.1)
Net cash provided by financing activities	162.8	274.4
Net (decrease) increase in cash and cash equivalents	$(3.1)	$3.3

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2018 was $56.8 million, compared to $60.0 million for the nine months ended July 29, 2017. The reduction in cash used in operating activities for the nine months ended July 31, 2018, compared to the prior year was due to continued improvement in inventory management and receivable collection efforts. These benefits were partially offset by timing of vendor payments.

Excluding stock-based compensation expense and restructuring costs, operating income decreased by $12.8 million in the nine months ended July 31, 2018 compared to the prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2018 was $109.1 million, compared to $211.1 million for the nine months ended July 29, 2017. The decrease in net cash used in investing activities for the nine months ended July 31, 2018, compared to the prior year period, was primarily due to a decrease in business acquisition activity and lower capital expenditures. The Company completed the acquisition of Lance in the current year period, compared to the acquisitions of Renegade, Ferrara and Midwest in the prior year period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2018 was $162.8 million, which primarily consisted of net borrowings to fund the acquisition of Lance, capital expenditures, to repurchase the Company’s common stock and to pay regular quarterly dividends. Net cash provided by financing activities for the nine months ended July 29, 2017 was $274.4 million, which primarily consisted of net proceeds from our IPO offset by the use of those proceeds to redeem our Notes, and further net borrowings from our ABL Facility and Term Loan to support acquisitions, operating activities and capital expenditures.

In the nine months ended July 31, 2018, the Company paid cash dividends of $9.7 million.

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

Dividends

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

On September 5, 2018, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the third quarter of fiscal year 2018. The dividend is payable on November 30, 2018 to holders of record as of October 31, 2018.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of July 31, 2018, the Company had $4.5 million of authorization remaining under this program. During the three months ended July 31, 2018, the Company repurchased 2,475,967 shares under this repurchase program at a total cost of $40.7 million at an average price per share of $16.42. During the nine months ended July 31, 2018, the Company repurchased 2,714,514 shares under this repurchase program at a total cost of $45.5 million at an average price per share of $16.76.

On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020.

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

On July 18, 2018 the Company exercised its $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $75.0 million to $125.0 million. The Company incurred an additional $0.5 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the increase in the Term Loan were used to repay a portion of the borrowings under the April 2017 ABL Facility.

The Company may voluntarily prepay principal, in whole or in part, at any time, without penalty. Commencing with fiscal year 2018 and payable in fiscal year 2019, the Company is obligated to prepay certain minimum amounts based on the Company’s excess cash flow, as defined in the Term Loan Agreement. We are not expecting to make significant excess cash flow payments in fiscal year 2019. The Term Loan is also subject to mandatory prepayment if the Company or any of its restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests.

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

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of July 31, 2018. As of July 31, 2018, our availability under the April 2017 ABL Facility was $119.4 million.

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

We also adjust for exceptional items which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to our Board of Directors, assists in providing a meaningful analysis of our operating performance and used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting, certain legal matters, initial public company costs, transaction expenses, restructuring costs, sponsor expenses and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
($ in millions)	July 31, 2018	July 29, 2017	July 31, 2018	July 29, 2017
Net income	$18.3	$15.2	$35.1	$8.7
Depreciation and amortization	11.7	11.6	33.9	26.8
Interest expense, net	6.8	4.5	18.3	15.4
Provision (benefit) for income taxes	3.8	9.1	(7.2)	5.4
Loss on early extinguishment of debt	—	—	—	11.9
EBITDA	40.6	40.4	80.1	68.2
Restructuring costs(a)	0.9	2.3	6.9	3.5
Transaction expenses(b)	—	0.5	2.1	2.7
Stock-based compensation expense(c)	1.4	0.3	5.1	26.1
Non-cash purchase accounting expense(d)	0.5	1.9	1.2	3.2
Sponsor expenses(e)	0.2	0.1	0.5	0.4
Legal matters(f)	1.1	—	2.8	—
Initial public company costs(g)	1.0	—	1.5	—
Deferred purchase price payment(h)	1.9	—	4.1	—
Adjusted EBITDA	$47.6	$45.5	$104.3	$104.1

(a)

Restructuring expenses in the current fiscal year represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments, our corporate office, as well as to relocate our Class B RV production. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

Restructuring expenses in the prior year included costs incurred to restructure certain management positions in the Commercial segment and in the corporate office, consisting of personnel costs, including severance and other employee benefit payments.

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

Transaction expenses in the prior year consisted primarily of costs related to various business acquisitions.

(c)	Reflects expenses associated with stock-based compensation and the redemption of performance-based stock options.
(d)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(e)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(f)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Current year costs include payments: (i) to settle certain claims arising from a putative class action in the state of California, (ii) for fees and costs to litigate and settle non-ordinary course product, intellectual property and employment disputes and (iii) for fees and costs to litigate the putative securities class actions pending against us and certain of our directors and officers.

(g)	Reflects one-time consulting and audit fees associated with the design and implementation of internal controls over financial reporting to comply with the provisions of the Sarbanes-Oxley Act.
(h)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

The following table reconciles net income to Adjusted Net Income for the periods presented:

	Three Months Ended		Nine Months Ended
($ in millions)	July 31, 2018	July 29, 2017	July 31, 2018	July 29, 2017
Net income	$18.3	$15.2	$35.1	$8.7
Amortization of intangible assets	4.6	5.1	13.7	10.4
Restructuring costs(a)	0.9	2.3	6.9	3.5
Transaction expenses(b)	—	0.5	2.1	2.7
Stock-based compensation expense(c)	1.4	0.3	5.1	26.1
Non-cash purchase accounting expense(d)	0.5	1.9	1.2	3.2
Loss on early extinguishment of debt(e)	—	—	—	11.9
Sponsor expenses(f)	0.2	0.1	0.5	0.4
Legal matters(g)	1.1	—	2.8	—
First year public company costs(h)	1.0	—	1.5	—
Deferred purchase price payment(i)	1.9	—	4.1	—
Impact of tax rate change(j)	(2.1)	—	(12.5)	—
Income tax effect of adjustments(k)	(3.1)	(3.5)	(9.5)	(20.2)
Adjusted Net Income	$24.7	$21.9	$51.0	$46.7
(a)

Restructuring expenses in the current fiscal year represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments, our corporate office as well as to relocate our Class B RV production. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

Restructuring expenses in the prior year included costs incurred to restructure certain management positions in the Commercial segment and in the Corporate office, consisting of personnel costs, including severance and other employee benefit payments.

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
(g)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Current year costs include payments: (i) to settle certain claims arising from a putative class action in the state of California, (ii) for fees and costs to litigate and settle non-ordinary course product, intellectual property and employment disputes and (iii) for fees and costs to litigate the putative securities class actions pending against us and certain of our directors and officers.

(h)	Reflects one-time consulting and audit fees associated with the design and implementation of internal controls over financial reporting to comply with the provisions of the Sarbanes-Oxley Act.
(i)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12 and 24-month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

(j)	Reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.

(k)

Income tax effect of adjustments using 26.5% and 36.5% effective tax rates for the three and nine months ended July 31, 2018 and July 29, 2017, respectively, except for certain non-deductible transaction expenses and impact of tax rate change.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. The Company's disclosures of critical accounting policies in its 2017 Annual Report on Form 10-K for the fiscal year ended October 31, 2017 have not materially changed since that report was filed.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in the Company’s Annual Report on Form 10-K filed on December 21, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended July 31, 2018. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended July 31, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are three federal and one state putative securities class actions presently pending against the Company and certain of its officers and directors, each on behalf of a putative class of purchasers of the Company’s stock in or traceable to the Company’s January 2017 IPO, as well as, for two of the actions, from January 27, 2017 through June 7, 2018. Two of the complaints also name certain of the underwriters for the Company’s IPO as defendants. The complaints allege certain violations of the Securities Act of 1933 and, for two of the actions, the Securities Exchange Act of 1934. The federal court in the Central District of California has ordered each of the federal complaints to be transferred to the U.S. District Court for the Eastern District of Wisconsin.

The Company has also received a complaint against the Company and certain of its officers and directors, on behalf of a putative class of purchasers of the Company’s stock in its secondary offering of common stock in October 2017. This complaint also named certain of the underwriters for the offering, and alleges certain violations of the Securities Act of 1933 made in connection with the October 2017 offering.

Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement in regard to the claims asserted in the actions with respect to the IPO, and the Company expects them to do the same in regard to the claims asserted in the action with respect to the October 2017 offering. The Company and the other defendants intend to defend these lawsuits vigorously. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on the Company or its operations.

The Company is subject to certain other legal proceedings that arise in the ordinary course of business. Although the final results of all such other matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in 2017 Annual Report on Form 10-K for the fiscal year ended October 31, 2017, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018, other than as follows:

We are party to four putative securities class actions, as well as other litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

There are three federal and one state putative securities class actions presently pending against us and certain of our officers and directors, each on behalf of a putative class of purchasers of our common stock in or traceable to the Company’s January 2017 IPO, as well as, for two of the actions, from January 27, 2017 through June 7, 2018. We have also received a complaint against us and certain of our officers and directors, on behalf of a putative class of purchasers of our stock in our secondary offering of common stock in October 2017. These complaints allege certain violations of the Securities Act of 1933 and, for two of the actions, the Securities Exchange Act of 1934. See “Item 1. Legal Proceedings.” We are also subject to various claims and litigation in the ordinary course of business. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Some of our businesses have in the past and may in the future face claims and litigation regarding accidents involving their products, including accidents involving passenger injuries and deaths, and the increasing amount of our vehicles on the road may increase our exposure to such matters. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all.

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

If there is an unfavorable outcome from the securities class actions described above, or if any significant accident, judgment, claim or other event is not fully insured or indemnified against, then in either case that could have a material adverse impact on our business, financial condition and results of operations. We cannot assure that the outcome of all current or future litigation will not have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the third quarter of fiscal year 2018 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1 - May 31	—	—	—	$45.2
June 1 - June 30	1,794,319	$16.21	1,794,319	$16.1
July 1 - July 31	681,648	$16.96	681,648	$4.5
Total	2,475,967		2,475,967
(1)

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Change in Control Severance Agreement between REV Group, Inc. and Ian Walsh dated September 5, 2018.
10.2*	Change in Control Severance Agreement between REV Group, Inc. and Stephen Boettinger dated September 5, 2018.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: September 5, 2018	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: September 5, 2018	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer