Form 10-K
period 2018-10-31
REV Group, Inc.
filed 2018-12-19
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on April 30, 2018, was $501,386,889. The registrant’s common stock was not traded on April 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

The number of shares of the Registrant’s Common Stock outstanding as of December 16, 2018 was 62,683,808.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 6, 2019, are incorporated by reference into Part III of this Report.

i

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of economic factors and adverse developments in economic conditions;
•	The seasonal nature of the markets in which we operate;
•	Disruptions in the supply of vehicle chassis or other critical materials;
•	Our ability to compete with other participants in the end markets we serve;
•	Our ability to successfully identify and integrate acquisitions;
•	Our business has certain working capital requirements, and a decline in operating results may have an adverse impact on our liquidity position;
•	The realization of contingent obligations;
•	Increases in the price of commodities, including the impact of tariffs, on the cost or price of our products;
•	The impact of currency value fluctuations on the cost or price of our products;
•	Our inability to successfully manage the implementation of a Company-wide enterprise resource planning system;
•	Our reliance on the performance of dealers;
•	The availability and terms of financing available to dealers and retail purchasers;
•	Our ability to retain and attract senior management and key employees;
•	Vehicle defects, delays in new model launches, recall campaigns, or increased warranty costs;
•	Cancellations, reductions or delays in customer orders;
•	The impact of federal, state and local regulations governing our products;
•	Unforeseen or recurring operational problems at any of our facilities and catastrophic events;
•	Federal and local government spending levels;
•	Our operations and the industries in which we operate are subject to governmental laws and regulations, including relating to environmental, health and safety matters;
•	The influence of AIP over us, including its contractual right to nominate a majority of our directors and other contractual rights;
•	Recent and future changes to tax laws or exposure to additional tax liabilities;
•	Failure to maintain the strength and value of our brands; and
•	Our being a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualifying for, and relying on, exemptions from certain corporate governance requirements.

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

None of the information provided on our website, in our press releases, public conference calls and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

iii

PART I

Unless otherwise indicated or the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “REV,” “we,” “us” and “our” refer to REV Group, Inc. and its consolidated subsidiaries.

Item 1. Business.

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 30 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 61% of our net sales during fiscal year 2018 came from products where we believe we hold such share positions.

The specialty vehicle market is a complex and attractive market characterized by: (i) numerous niche markets with annual sales volumes generally between 3,000 and 25,000 units, (ii) highly customized vehicle configurations addressing unique customer applications and (iii) specialized customer bases and distribution channels (both dealer and direct). We believe the specialty vehicle market has historically been addressed primarily by smaller, less sophisticated companies, which has created an opportunity for market leadership by scaled and efficient producers such as REV. We believe that our focus on product innovation, life-cycle value leadership and operational improvement has strengthened our brands and market position while driving growth and providing margin expansion opportunity.

Our products are sold to municipalities, government agencies, private contractors, consumers and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 19% of our net sales in fiscal year 2018, with no single customer representing more than 5% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: rising municipal spending, a growing aged population, growing urbanization, growing student populations, the increasing popularity of outdoor and active lifestyles and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our unique scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and shortening delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments in areas including: procurement, engineering and product development, lean manufacturing, dealer management, pricing, and aftermarket parts sales. We believe our manufacturing and service network, consisting of 21 manufacturing facilities and 12 aftermarket service locations (called Regional Technical Centers or “RTCs”), provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to labor, delivery costs and lead times, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, integration, and assembly activities, which require low levels of capital expenditures. Additionally, our business has a variable cost structure that results in operational flexibility, which when combined with a requirement for a low level of capital expenditures, we believe can produce high returns on invested capital. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our ability to grow through acquisitions. We seek to make synergistic acquisitions that further enhance our existing market positions or enter REV into new, attractive product segments. In the past 12 years, we have successfully completed 16 acquisitions. We have the opportunity to grow and enhance the earnings profile of acquired businesses by expanding access to sales distribution channels, consolidating acquired businesses into our existing plant footprint and by introducing REV processes and scale into the newly acquired businesses to drive profitable growth.

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. We continue to focus on initiatives to accelerate growth and improve our profitability. These initiatives include: improving brand management, strengthening distribution, leveraging a centralized enterprise-wide procurement strategy, growing adjacent and aftermarket products and services, improving production processes within our facilities, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

During fiscal year 2017, the Company changed its fiscal year end from the last Saturday to the last calendar day in October of each year and the Company’s fiscal quarters end on the last day of January, April, July and October.

Our Products and Markets

We primarily sell new specialty vehicles which we design, engineer and manufacture in our production facilities. We are also focused on growing our higher gross margin aftermarket business which consists of parts sales, service and other ancillary revenue opportunities. We believe the majority of our new vehicle sales represent the replacement of in-service vehicles which are past their useful life, with additional sales derived from fleet expansions, new customers and adjacent new product introductions.

Our Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) and Ferrara brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

•       Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

•       Patient compartment structural aluminum “box” mounted on a cut-away van chassis and has the same use and application as a Type I ambulance

Our Commercial segment is a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. We serve the bus market through the following principal brands: Collins Bus, ENC, ElDorado National, Federal Coach, Champion and World Trans. In addition, we have a joint venture partnership with Daimler to distribute and service Setra branded motor coaches to customers in the United States. We serve the terminal truck market through the Capacity brand, the sweeper market through the Lay-Mor brand and the mobility van market through our Eldorado and Revability brands. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), Type A school buses (small school bus built on commercial chassis), and mobility vans (mini-van converted to be utilized by wheelchair passengers). Within each market segment, we produce a large number of customized configurations to address the diverse needs of our customers.

Commercial Product	Description/Application
Transit Bus

•       Type of bus used on shorter-distance public transport routes to move passengers from place to place. Distinct from motor coaches used for longer-distance journeys and smaller minibuses

•       Operated by publicly-run transit authorities or municipal bus companies, as well as private transport companies on a public contract or on a fully independent basis

•       Often built to operator specifications for specific transport applications

•       First type of bus to benefit from low-floor technology in response to demand for equal access public service

Shuttle Bus

•       Transports passengers between two fixed points

•       Facilitates short- or medium-distance journeys, such as airport shuttle buses or rental car and hotel customer transport

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

•       Typically used in street, highway, bridge or interstate construction projects

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

Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade RV, Midwest Automotive Designs (“Midwest”) and Lance Camper (“Lance”). We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under all seven brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Dynasty, Discovery, Bounder, Pace Arrow, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), a line of heavy-duty special application trailers, Class B RVs (motorhomes built on a van chassis), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs.

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

•     A Class C motorized RV is equipped with a kitchen/dining area featuring a refrigerator/freezer, a propane range (sometimes with an oven), a microwave oven and a table with seating. It also has a lavatory with a bath/shower, one or more sleeping areas and additional seating towards the front. An air conditioner, water heater, furnace and outside canopy are also typically included

•     Class C motorized RVs often feature a towing hitch enabling the pulling of a light weight or heavy trailers for boats, a small car or truck or other sports accessories

Class B Motorized RVs

•     Class B motorized RVs can range from 16 to 22 feet, are typically built on an automotive van chassis or panel-truck shells, and are built on several different gas or diesel chassis depending on the motorhome

•     Class B motorized RVs drive more like the family car, are easier to park and maneuver, but also offer the comforts and conveniences of a home on the road

•     Typically equipped with a “wet bath” configuration, which includes toilet, shower, and sink

•     Fewer amenities than a Class A and Class C unit, the Class B will typically have seating for 6 to 8 people, a small kitchenette complete with refrigerator and microwave, and comes equipped with flat screen TV/surround sound, roof mounted A.C., and a smaller generator

•     Limited sleeping capacity, typically a 2-person, overnight coach

•     Class B motorized RVs have a broad appeal due to its versatility, and ease of driving. They are typically used for shorter overnight trips, older couples no longer wanting to drive a large coach, families involved in sports, tailgating, and even larger families in need of space for a primary driving vehicle

Travel Trailers and Truck Campers

•Travel Trailers range in sizes of 14 feet up to 35 feet, and can sleep up to anywhere from 1-10 people

•Travel Trailers are towed by another vehicle, can be parked and detached for ease of use

•Typically contains a kitchen, dining, bath and sleep area

•Lance Camper makes the #1 selling truck camper in America

•Truck campers are portable units easily loaded onto the bed of a pickup truck

•Truck campers range in size from 6’- 12’ with floorplan arrangements that sleep 3-6 people

•Livable areas are maximized, most floorplans offer full kitchens, bathrooms, living areas and storage space

To enhance our market-leading positions, we complement growth from strategic acquisitions with new product development across our three segments. New product development is primarily designed to provide our customers with high-quality products that have varied and unique feature sets and product capabilities at attractive price points. We introduced 17 new products in fiscal year 2017 and have introduced 13 new products in fiscal year 2018. In addition to new product development, our businesses are continuously customizing and designing our vehicles to meet individual customers’ needs and applications. In our RV business specifically, our new model design cycle follows similar timelines as the automotive industry, whereby new models and configurations are introduced or upgraded annually.

Our Markets

We operate primarily in the United States in the fire and emergency, commercial and recreation markets. For fiscal year 2018 our net sales to international markets (including Canada) amounted to $98 million, representing approximately 4% of our overall net sales for fiscal year 2018. We sell internationally through dealers and agents to end markets that utilize U.S.-style chassis and product configurations. In December 2017, we also established a joint venture with China’s Chery Holding Group in Wuhu to manufacture RVs, ambulances and other specialty vehicles for distribution within China and select international markets. These products will be sold in China and internationally through Chery’s existing distribution network.

Fire and Emergency Markets

Fire and emergency products are used by municipalities and private contractors to provide essential services such as emergency response, patient transport and fire suppression, among other activities. Nearly all fire apparatus and ambulances are customized in some form; however, they share many common production, sales and component attributes such as similar manufacturing and engineering processes, raw materials (aluminum, lights, wire harnesses, paint and coatings, among others), and dealer-based distribution channels. The sales prices for our fire and emergency products can vary considerably given their highly customized nature, but generally range from $160,000 to $650,000 for pumper trucks, $475,000 to $1,200,000 for aerial fire trucks and $65,000 to $350,000 for ambulances. Demand is driven primarily by the replacement of in-service fleets, as well as by factors such as a growing aged population and a growing overall population (driving increased patient transportation and emergency response needs), new real estate developments, taller buildings (requiring more aerial vehicles), international airport growth (requiring Federal Aviation Administration-specified ARFF vehicles), and higher municipal funding levels. Local tax revenues are an important source of funding for fire and emergency response departments in addition to Federal grant money and locally raised funding. We estimate that ambulances have useful lives of 5-7 years and generally operate on a 24/7 schedule, driving significant annual mileage which ultimately creates a replacement or remount sale as their underlying chassis wears out. We estimate that pumper trucks and aerial fire trucks have useful lives of 10-12 years and 20-30 years, respectively, and that these fire apparatus vehicles become obsolete before they wear out due to the fact that technology continues to advance, and the vehicles would otherwise have a long-life span because they generally operate at lower levels of annual miles driven.

We believe that a growing aged population, longer life expectancy, urbanization and the increasing use of emergency vehicles for non-critical care transport are all positive trends for the ambulance market.

Commercial Markets

REV’s Commercial segment addresses a broad variety of products and end markets. The transit and shuttle bus markets include applications such as airport car rental and hotel/motel shuttles, paramedical transit vehicles for hospitals and nursing homes, tour and charter operations, daycare and student transportation, mobility vans for wheelchair users, and numerous other applications. We believe the commercial bus markets we serve will sustain positive long-term growth supported by growing levels of urbanization which will require increasing commercial bus usage, increased government transportation spending, an aging and growing U.S. population driving demand for shuttle buses and mobility vans, a necessary replacement cycle of public and private bus customers and the introduction of new bus products.

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

The sales prices for our bus and specialty vehicles can vary considerably, but generally range from $35,000 to $55,000 for Type A school buses, $40,000 to $190,000 for shuttle buses, $100,000 to $500,000 for transit buses and $25,000 to $165,000 for other specialty vehicles. We estimate that Type A school buses have useful lives of 8-10 years, that shuttle buses have useful lives of 5-10 years, that transit buses have useful lives of approximately 10-12 years and other specialty vehicles have useful lives of 5-7 years.

Recreation Markets

The RV industry includes various types and configurations of both motorized and towable RVs of which we currently manufacture and sell Class A (diesel and gas), Class B and Class C motorized RVs. Motorized RVs are self-contained units built on motor vehicle chassis with their own lighting, plumbing, heating, cooking, refrigeration, sewage holding and water storage facilities. Class A RVs are generally constructed on medium-duty chassis which are supplied complete with engine and drivetrain components by major motor vehicle manufacturers. We then design, fabricate and install the living area and driver’s compartment of these motorized RVs. Class B RVs are built on a consumer van chassis with the entire living area contained within the existing van frame. Class C RVs are built on consumer truck or van chassis which include an engine, drivetrain and a finished cab section. In Class Cs we design, fabricate and install the living area to connect to the driver’s compartment and the cab section. Super Class C RVs are heavy duty Class C motorhomes built on a commercial truck or van chassis that can be used in conjunction with other outdoor or sporting activities because of a larger towing capacity.

Within the Recreation segment, we also design and manufacture a portfolio of towable travel trailers and truck campers under the Lance brand name. These trailers and campers are comprised of a self-contained living area with their own heating, lighting, plumbing, cooking, refrigeration, sleeping and bathroom facilities but excluding a motor vehicle chassis. These products require the RV owner to utilize a motor vehicle to pull or carry them between destinations.

RVs are a consumer leisure purchase and therefore factors that drive demand include: consumer wealth (including the value of primary housing residences and the stock market level), consumer confidence, availability of financing and levels of disposable income. We believe end customers tend to be brand-loyal and repeat buyers who make decisions based on brand, quality, product configuration (primarily floorplan design, features and product styling), service availability and experience and price. Lifestyle trends are expected to support the growth of the RV market. We believe RVs are becoming more popular through increased interest in nature-based tourism and a growing preference for adventure travel among the growing urban populations. According to the Recreation Vehicle Industry Association, or RVIA, RV sales will continue to benefit from the aging “baby boomers” as more people enter the primary RV ownership age group of 55 to 70 years old. RVIA estimates that the number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010. In addition to the growth tied to aging demographics, there are approximately 45 million active U.S. campers, many of which are outside the aforementioned demographic, representing an opportunity to expand the RV customer base. In any given year, the macro demand drivers of an aging population and popularity of travel will be impacted by the shorter-term cyclical demand swings for RV’s that are caused by changes in consumer sentiment due to factors that include consumer wealth, confidence and the availability of financing.

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

Our top 10 customers combined accounted for approximately 19% of our net sales for fiscal year 2018, with no customer representing more than 5% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we are able to take advantage of many long-term customer relationships.

Approximately 55% of our net sales in fiscal year 2018 were made directly or indirectly to governmental bodies, including municipalities, such as fire departments, school districts, hospitals and the U.S. federal government. In fiscal year 2018, our approximate direct or indirect net sales by end market was as follows: 45% government, 34% consumer, 11% private contractor and 10% industrial/commercial.

For both fiscal years 2018 and 2017, approximately 99% of our net sales were to customers located in the United States and Canada.

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

•

Pent-up replacement demand for essential vehicles— Since the 2008 recession, the replacement volumes of fire apparatus and ambulances in the United States has lagged historical averages that we believe created a higher replacement demand. The annual volume of ambulance sales in the United States has reached prior peak levels starting in fiscal year 2017 whereas the annual sales levels for fire apparatus have not yet reached their previous historical averages which we believe will create higher demand in the future for the fire apparatus we produce.

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

Our Strengths

We believe we have the following competitive strengths:

Market Leader Across All Segments with a Large Installed Base— We believe we are a market leader in each of the fire and emergency, commercial and recreation vehicle markets. Approximately 61% of our net sales during fiscal year 2018 are in markets in which we believe we hold the first or second market share positions. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States. We also believe our Commercial segment is the #1 producer of small- and medium-sized commercial buses as well as Type A school buses in the United States. We believe we are also a leading producer of transit buses, terminal trucks, mobility vans and street sweepers. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs. We are also a leader in high-end Class B and Super C RVs under the Midwest and Renegade brands. We also believe we have one of the highest quality travel trailer and truck camper product lines under the Lance brand name.

We estimate that the replacement value of our installed base of approximately 250,000 vehicles across our segments is approximately $36 billion, which we believe is a significant competitive advantage for both new unit sales and aftermarket parts and service sales, as brand awareness drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleets of ambulances and fire apparatus standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

Broad Product Portfolio and Well-Recognized Brands— Our product portfolio is comprised of high-quality vehicles sold under 30 well-established principal vehicle brands that in many instances pioneered their market segments. For example, the first Type A yellow school bus was developed and sold by Collins Bus and the first Type I ambulance was developed and sold by Horton. We believe our product portfolio represents the broadest product offering in our markets and enables us to attract and retain top dealers who in many instances sell multiple REV brands in their territories. Our vehicle platforms are highly customizable and can meet nearly all product specifications demanded by our customers. In each of the markets that we serve, we believe our brands are among the most recognized in the industry, representing performance, quality, reliability, durability, technological leadership and superior customer service.

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for products across all of our segments, as older demographics are a key demand driver for products such as emergency vehicles, mobility vans and RVs. In the Fire & Emergency segment, increasing legislated changes requiring shorter replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. Our Commercial segment is poised to grow as a result of increasing urbanization within the United States which will require greater use of commercial buses. We believe demand for our school buses and our fire and emergency vehicles will grow with increasing state and local government spending. We also believe our RV segment is poised for long-term industry growth driven by increased RV participation rates and market unit recoveries to historical average levels for certain product categories. Additionally, we believe the current U.S. camper base of 45 million people represents an opportunity to expand the RV customer base. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in the United States, similar positive market dynamics exist in other parts of the world providing an opportunity for future global growth in each of our segments. Only approximately 4% of our net sales in fiscal year 2018 were from sales to customers outside the United States.

Unique Scale and Business Model— As the only manufacturer of specialty vehicles across all three of our product segments and one of the largest participants in our markets by net sales, we enjoy a unique position relative to many of our competitors that we believe provides a competitive advantage and an enhanced growth profile. Many of our products contain similar purchased components, such as chassis, engines, lighting, wiring and other commodities which increases our leverage with and relevance to key suppliers as compared to our competition. The operational processes across our different products are based on common elements, such as chassis preparation and production, body fabrication, product assembly and painting which allow us to develop best practices across our manufacturing system and implement those processes to drive operational efficiency. Our platform also allows us to leverage the combined engineering resources and product development resources from our broad network to bring new products, features and customer specific customization to market faster. Our business model makes us more desirable to our distribution channel partners as we are able to provide them with a full line of products to address our mutual customers’ needs across a wider variety of price and product feature elements which gives dealers the opportunity to sell to a larger customer base and grow their sales and earnings. Additionally, our scale allows us to more efficiently amortize investments in service locations, parts sales infrastructure and information technology tools, among others.

Business Model Produces Attractive Financial Characteristics— Our core production processes are design, engineering, component integration and assembly in nature, creating a business model that includes a variable cost structure, low required levels of maintenance capital expenditures as a percentage of net sales, attractive levels of return on invested capital and strong revenue visibility in certain product categories with longer backlogs. Based on our historical results of operations, we estimate that across all three of our segments, approximately 82% of our cost of goods sold are comprised of direct materials (including chassis) and direct labor which are variable in nature because these costs are associated with the specific production of our vehicles in each period and therefore are adjusted within a given period based on production levels in that period. Our remaining cost of goods sold are comprised of certain indirect labor and overhead costs which are fixed or semi-variable in nature because these costs are not linked to specific vehicle volumes in a given period and the time required to adjust these levels of spending is longer and management decisions regarding these costs are made based on longer term trends and forecasts. In addition, our selling, general and administrative expenses are primarily comprised of salaried payroll expenses which we structure efficiently around the level of demand in our markets and based each business’ sales distribution characteristics. Finally, certain of our businesses carry a high-quality backlog which enables strong visibility into future net sales which can range from two to twelve months depending on the product and market. Where this backlog visibility exists we are able to more effectively plan and predict our sales and production activity.

Experienced Consolidator with Proven Ability to Integrate Acquisitions—Over the last 12 years, we have completed 16 acquisitions across our Fire & Emergency, Commercial and Recreation segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, extensive distribution networks, access to low cost capital and reputation as an active and effective strategic acquirer, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers, within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

Our Growth Strategies

We plan to continue pursuing several strategies to grow our earnings, expand our market share and further diversify our revenue stream, including:

Drive Margin Expansion Through Controllable Operational Initiatives— Our focus on driving operational improvement initiatives across the organization has enabled the increase of our net income, Adjusted Net Income and Adjusted EBITDA over the long term. We believe we have an improving enterprise-wide culture focused on continuous improvement, implementing measurable performance targets and sharing of best practices across the entire organization. We continuously strive to identify and act on additional profitability improvement initiatives in many of our business units.

Develop Innovative New Customer Offerings— Due to the specific customer requirements for our products, we are continually enhancing and customizing our product offerings by introducing new features to enhance customer utility across a variety of price points. We seek to expand our addressable market by developing innovative products and services that extend our market leading combination of features, performance, quality and price to new customer bases, new markets or new segments of existing markets. We introduced 17 new products in fiscal year 2017 and 13 new products in fiscal year 2018. We believe our process of constant innovation will not only help us increase net sales but also achieve lower costs and generate higher margins as our new products are frequently designed to leverage existing procurement relationships and for ease of manufacturability. In addition, there are multiple natural product adjacencies where REV has valuable brand equity, leading technology and cost positions where we believe we can generate strong demand for new products. For example, we introduced the REV Guardian in fiscal year 2018, the first ambulance with built-in ballistic protection that keeps occupants of the ambulance protected with its run flat tire inserts, ballistic glass and full envelope of level IIIA ballistic Kevlar throughout the ambulance. We introduced the new Low Floor Collins school bus in fiscal year 2017 to better serve a diverse passenger market by delivering a bus ride that provides better rider accessibility. Finally, we introduced a new M1 Ambulance under the Frontline brand in fiscal year 2016 to address a lower specification segment of the ambulance market. By delivering innovative new customer offerings and customizations, we believe we can grow our net sales and market share.

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

Accelerate Aftermarket Growth— Our end users’ large in-service fleets create strong demand for aftermarket parts in order to keep vehicles running and to support their residual value. We have formalized an aftermarket strategy and are investing in building out capabilities to take advantage of this significant, high margin opportunity across our segments. We have created a dedicated management team to oversee our aftermarket business and are centralizing our aftermarket parts and services business to broaden market coverage and ensure parts availability while reducing lead time. We have established a web-based technology platform to provide our customers with real time data on parts availability and pricing. We also made substantial investments in our services network infrastructure across the United States in fiscal years 2015 through 2018 for the establishment of new RTCs, creation of dedicated parts warehouses, development of our parts system infrastructure and the expansion of capacity across several existing service locations. In early fiscal year 2017, we announced a new service partnership with Ryder Systems, Inc. where our bus customers are able to leverage Ryder’s extensive maintenance network of over 800 service locations with a program designed to deliver nationwide vehicle maintenance services. We believe we are well positioned to provide the most extensive and integrated service support network to our end customers and dealer partners.

Pursue Value Enhancing Acquisitions— We seek to pursue acquisitions which enhance our existing market positions, facilitate our entry to new product categories and/or markets and achieve our targeted financial returns. We have a long history of acquisitions with 16 transactions completed over the past 12 years. Given our leadership positions within our markets and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to successfully identify, execute and integrate acquisitions while realizing synergies. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our aftermarket strategies and provide strong synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach, and simultaneously produce attractive financial returns.

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

Our Equity Sponsor

The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.9% of REV Group’s voting equity as of December 16, 2018. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Distribution

We distribute either through our direct sales force or our well-established dealer network, consisting of approximately 700 dealers. Substantially all of our dealers are independently owned. Whether we sell directly to the customer or through a dealer depends largely on the product line, the customer base and applicable regulations. We provide our direct sales force representatives and dealers with training on the operation and specifications of our products. We strive to keep our direct sales force representatives and dealers up to date on our product offerings and new features as well as market trends. We believe our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, which we believe enables us to develop expertise valued by our customers.

As one of the leaders in each of our markets, we believe our distribution network consists of many of the leading dealers within each segment. We believe our extensive dealer network has the ability to meet the needs of end customers with high to low value-added products, such as vehicles, equipment, components and parts and services, at a variety of price points and order sizes. As a result, most of our dealers have sold our products for over a decade and are serving a well-established installed base of end customers, creating cost advantages and entrenched positions due to customer loyalty. We also periodically assist our dealers in composing bid packages for larger opportunities that involve our product lines. We continue to grow and enhance our distribution network into underserved areas. In addition, we evaluate export opportunities from time to time in select international markets through our direct sales force and our established international dealerships and agents.

Fire & Emergency Segment

We sell our ambulances through internal direct sales personnel as well as a select group of independent dealers in the United States. Our direct sales force is responsible for sales to key National Accounts that operate in multiple states and are too large for our domestic dealers to service. Approximately 54 independent dealers provide full coverage of the U.S. domestic market and provide both sales and service to our customers. We believe our dealers hold the leading position in their assigned territories, providing us with a significant competitive advantage. In addition, we export to most of the international markets that utilize a chassis that is available in the United States. This includes countries in the Middle East, Latin America and the Caribbean basin.

Our fire apparatus business uses its direct sales force and its dealer network comprised of approximately 90 dealers in the United States and Canada and approximately 30 international dealers to sell its products. We have continued to grow our distribution network into underserved areas. For example, historically our fire apparatus business did not serve the stainless-steel component of the industry, but we have recently invested in a new facility to service that market. As such, we believe there are significant opportunities to grow our dealer footprint to serve this market. We believe that with our new product and expanding dealer network in this area, we will begin to capture additional market share going forward.

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

The Lay-Mor brand and the Revability brand are principally marketed in both commercial and rental markets through the manufacturer’s representatives and distributors who are supported by our internal sales efforts with key customers, such as national equipment rental companies and government agencies. Our direct sales personnel work directly with national customers to ensure that Lay-Mor and Revability equipment meets customers’ specifications and is qualified for sale throughout their national network.

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

Manufacturing and Service Capabilities

We currently operate 21 manufacturing plants and 12 RTCs across the United States with approximately 5.7 million square feet of manufacturing and service space. We believe that our factories are among some of the most efficient and lowest cost production facilities in each of our markets due to the production processes that we employ, our purchasing scale and the high unit volume throughput relative to most of our competitors. In addition, approximately 82% of our cost of goods sold are comprised of direct materials (including chassis) and direct labor, which are variable in nature because these costs are associated with the specific production of our vehicles in each period and therefore are adjusted within a given period based on production levels in that period. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

We strive to instill a manufacturing culture of continuous improvement. Many of our direct labor employees are taught lean manufacturing principles or other operational best practices to improve the efficiency of their production processes and enhance their employment experience. The commonality and scale of production processes across all of our factories in the areas of chassis production/preparation, product assembly and flow processes and “body” and apparatus design and manufacturing allow us to share efficiency and operational best practices across our segments.

Our RTC footprint is strategically placed throughout the United States and our locations are staffed with technicians and customer service representatives to support our approximately 250,000 installed base of vehicles. Our RTCs complement our dealer network to provide our end users with the parts and service that they need to keep their fleets operating and to meet the demand of their customers. The services that we provide at our RTC locations include normal maintenance and service activities, damage repair and rebuilding services. Rebuilding services include manufacturer certified repair and apparatus remounting processes that can extend the life of a vehicle and reduce the total cost of ownership for our end users.

Engineering, Research and Development

We believe our engineering, research and development (“R&D”) capabilities are essential to ensure we remain competitive in the markets in which we operate. We continue to engage in new product development, enhancement and testing to improve both existing products and the development of new vehicles and components.

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

R&D costs are expensed as incurred and included as part of operating expenses in the Company’s consolidated statements of operations. The Company’s R&D costs include only those incurred for the design of a new vehicle platform that is made commercially available to a broad portion of our end markets. Our R&D expenses do not include the costs to design and develop specific customized products to individual customers or end users. These costs are included as normal production costs associated with the sale of the specific product for which they were incurred. R&D costs totaled $6.5 million, $4.2 million and $4.8 million for fiscal years 2018, 2017 and 2016, respectively.

Suppliers and Materials

In fiscal year 2018, we purchased $1.6 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing 33% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

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

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals to complement our segment sourcing teams so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our growing scale within our markets to achieve competitive pricing and ensure availability. Furthermore, we have historically integrated our acquired companies into our centralized sourcing model to lower their costs. We do not typically enter into sourcing arrangements that are more than 18 to 24 months in duration and we do not undertake defined purchase agreements requiring fixed commitments or “take or pay” requirements with our vendors.

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

We own a portfolio of intellectual property, including approximately 45 patents, confidential technical information and technological expertise in manufacturing specialty vehicles. We also own approximately 396 registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Wheeled Coach, AEV, HEV, LEV, Marque, McCoy Miller, Eldorado, Champion, Collins, Goshen Coach, ENC, World Trans, Capacity, Lay-Mor, Revability, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade and Midwest.

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

Competition

The markets in which we participate are highly competitive. We compete with both divisions of large, diversified companies as well as private and public companies which are pure play participants in one of our product markets. Several of our competitors may have more financial resources than us but we have also been increasing the scope and scale of the products we produce and the markets we serve. We believe that through this growth we are developing a relatively scaled business across all three of our segments, which creates a competitive advantage against a large portion of our competition and makes us more relevant compared to our larger competitors. We believe that we have been able to effectively compete on the basis of product quality and reliability, total cost of ownership, breadth of product offerings, manufacturing capability and flexibility, client-specific customization, price, technical capability, product innovation, customer service and delivery times. We also believe that we are improving our competitive position by expanding our parts and service business model through our development of our aftermarket service centers, which we refer to as Regional Technical Centers, and establishment of dedicated parts warehouses. The combination of our products, aftermarket support and large installed base of vehicles provides us with a competitive advantage across our end markets.

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

Employees

As of October 31, 2018, we had approximately 7,600 employees. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Corporate Information

REV Group, Inc. is a corporation organized under the laws of the state of Delaware. Our principal executive offices are located at 111 East Kilbourn Avenue, Suite 2600, Milwaukee, Wisconsin 53202. Our telephone number at that address is (414) 290-0190. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available through our website, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our website address is www.revgroup.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not rely on any such information in making the decision whether to purchase shares of our common stock.

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

Risks Relating to Our Business

Our business is affected by economic factors and adverse developments in economic conditions which could have an adverse effect on the demand for our products and the results of our operations.

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

Our sales and our manufacturing processes depend on the supply of manufactured vehicle chassis and other critical components such as engines, transmissions and axles from major auto manufacturers and other original equipment manufacturers (“OEMs”), including Allison Transmission, Chrysler, Cummins, Ford, Freightliner, General Motors, Navistar and Volvo, among others. For the standardized, mass-produced chassis models, we convert the chassis for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. We are therefore reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales. If these manufacturers experience production delays, we may receive a lower allocation of chassis than anticipated, or if the quality or design of their chassis changes, or if these manufacturers implement recalls, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. At various times, we may carry increased inventory to protect against these concerns, which may negatively impact our results of operations. We purchase a significant amount of components from domestic suppliers. To the extent tariffs increase the price of imported products, the industry may move more component orders to domestic suppliers, which could strain the capacity of our suppliers, putting the normal, uninterrupted supply of components at risk. Additionally, certain important components that we use in our vehicles, such as engines and transmissions, are produced by a limited number of qualified suppliers or we may have a single supplier sourcing a specific component, and any disruption in their supply of such components to us would have a negative impact on our business.

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. During the 2008-2010 automotive industry crisis, many vehicle manufacturers, including Ford and General Motors, idled factories and reduced their output of vehicle chassis. During 2018, many of our vehicle manufacturers encountered production issues and delivery delays due to factors which included a vendor factory fire and indirect impacts from the implementation of tariffs. A recurrence of either of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. Our business, operating results and financial condition could suffer if our suppliers reduce output or introduce new chassis models that are unpopular with our customers or are incompatible with our current product designs or production process.

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

Acquisitions have been and are likely to continue to be a significant component of our growth strategy. From time to time we seek to identify and complete acquisitions. Our historical acquisitions include KME in April 2016, Renegade in December 2016, Ferrara and Midwest in April 2017, AutoAbility in September 2017 and Lance Camper in January 2018. We may continue making strategic acquisitions in the future. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected we would achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

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

The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information and highly subjective judgments that can dramatically change the determination of the valuation of goodwill and an intangible asset in a very short period of time. These determinations are sensitive to minor changes in underlying assumptions as management’s assumptions change with more information becoming available. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different. Any resulting impairment loss could have a material adverse effect on our results of operations for any particular quarterly or annual period.

Divestitures could negatively impact our business and retained liabilities from businesses that we sell could adversely affect our financial results.

As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. We continue to review our portfolio and may pursue additional divestitures. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, when we decide to sell a business, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. During the current year, we recognized charges related to divestitures of $35.6 million (see Note 6, "Divestiture Activities" for further discussion on divestiture activities and related charges).

If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted.

Our business has meaningful working capital requirements and a decline in operating results or access to financing may have an adverse impact on our liquidity position.

Our business has meaningful working capital requirements. We had $420.6 million of long-term debt outstanding as of October 31, 2018. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. Additionally, we have entered into repurchase agreements with certain lending institutions and are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized. See Note 17 to our 2018 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion of these contingent liabilities.

Our April 2017 ABL Facility and Term Loan Agreement contain, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our April 2017 ABL Facility and Term Loan Agreement contain various provisions that limit our ability (subject to a number of exceptions) to, among other things:

•	incur additional indebtedness;
•	incur certain liens;
•	consolidate or merge with other parties;
•	alter the business conducted by us and our subsidiaries;
•	make investments, loans, advances, guarantees and acquisitions;
•	sell, lease or transfer assets, including capital stock of our subsidiaries;
•	enter into certain sale and leaseback transactions;
•	pay dividends on capital stock or issue, redeem, repurchase or retire capital stock;
•	repay any subordinated indebtedness we may issue in the future;
•	agree in other documents to negative pledges that limit our ability to grant liens;
•	amend the terms of certain unsecured or subordinated debt;
•	engage in transactions with affiliates; and
•	enter into agreements restricting our subsidiaries’ ability to pay dividends.

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

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, steel, plastics and other resins, brass and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, recent tariffs enacted by the U.S. government could increase the price of components imported from international suppliers, and lift prices of certain commodities generally regardless of origin. Although we at times purchase steel, aluminum and other raw materials up to 24 months in advance in order to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, financial position and cash flows and impact the comparability of our results between financial periods.

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

A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business.

We rely extensively on information technology systems in order to conduct business, including some that are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results.

Periodically, we also need to upgrade our information technology systems or adopt new technologies. We have halted the implementation of a company-wide enterprise resource planning system and are assessing different options to better meet our information technology needs. If such a new system or technology does not function properly or otherwise exposes us to increased cybersecurity breaches and failures, or if such a system is not implemented effectively, it could affect our ability to report accurate, timely and consistent financial results; our ability to purchase raw material from and pay our suppliers; and/or our ability to deliver products to customers on a timely basis and to collect our receivables from them.

Further, if the information technology systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results.

Further, our systems and networks, as well as those of our dealers, customers, suppliers, service providers, and banks, may become the target of advanced cyber-attacks or information security breaches which will pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of data of our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our suppliers' and customers' systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands or require us to pay monetary penalties.

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

Our dealer agreements are typically for a multi-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. We can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2018, but there may continue to be consolidation and changes in the dealership landscape over time. If we are unable to renew a contract with one or more of our significant dealers or re-negotiate an agreement under more advantageous terms, our sales and results of operations could be adversely affected.

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

In addition, early in fiscal year 2016 we began assisting dealers and retail customers with arranging their financing with third parties for purchases of our products. Although we currently assume mostly off-balance sheet financing risk and receive only a minimal arrangement fee, we could be materially adversely affected in the future if third-party financiers were unable to provide this financing to our customers and our dealers were unable to obtain alternate financing, at least until our customers were able to find a replacement financing source. Third-party financiers face a number of business, economic and financial risks that could impair their access to capital and negatively affect their ability to provide financing solutions for our dealers and customers. Because third-party financiers serve as an additional source of financing options for dealers and customers, an impairment of their ability to provide such financial services could negatively affect our future sales and therefore our profitability and financial condition.

Our ability to execute our strategy is dependent upon our ability to attract, train and retain qualified personnel including our ability to retain and attract senior management and key employees, and our ability to address workforce issues.

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

We cannot be assured that our relations with our workforce will remain positive. From time to time, union organizers actively work to organize employees at some of our facilities. If union representation is implemented at such sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules, we could experience a significant disruption of our operations and incur higher ongoing labor costs. Further, if a location does experience organizing activity, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to managing such activity.

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

We provide products to our customers for which we are customarily not paid in advance. We rely on the creditworthiness of our customers to collect on our receivables from them in a timely manner after we have billed for products previously provided. While we generally provide products pursuant to a written contract which determines the terms and conditions of payment to us by our customers, occasionally customers may dispute an invoice and delay, contest or not pay our receivable. Further, in connection with dealers’ wholesale floor-plan vehicle financing programs, we enter into repurchase agreements with certain lending institutions, customary in the industries in which we operate, which may require us to repurchase previously sold vehicles. Although our exposure under these agreements is limited by the expected resale value of the inventory we may repurchase, we may receive less than anticipated on such resale and would collect payment on such resale later than originally expected. Our failure to collect our receivables or to resell and collect on repurchased vehicles on a timely basis could adversely affect our cash flows and results of operations and, in certain cases, could cause us to fail to comply with the financial covenants under our April 2017 ABL Facility and Term Loan Agreement or other outstanding debt.

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

Our global operations are subject to a variety of federal, state, local and foreign environmental and workers’ health and safety laws and regulations concerning, among other things, water and air discharges, noise pollution, solid and hazardous waste generation, management and disposal, remediation of releases of hazardous materials, employee health and safety, and engine fuel economy and emissions from the vehicles we manufacture. Environmental, health and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. We are required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. Our failure to comply with such laws, regulations, permits and approvals could subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could have a material adverse effect on our business, financial condition and operating results.

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

Our brands are important assets of our business, and we rely on proprietary intellectual property, including numerous registered trademarks, as well as licensed intellectual property for the manufacture and competitiveness of our products. We monitor and protect against activities that might infringe, dilute or otherwise harm our patents, trademarks and other intellectual property and rely on the enforceability of the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could cause significant damage to our brand name and reputation, interfere with our ability to effectively represent our Company to our customers, contractors, suppliers and/or licensees and increase litigation costs, which could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations. As noted above, we operate in very competitive markets in which we and our competitors are constantly developing and advancing product technology. Inventions by our competitors that are granted legal protection could result in us being unable to provide customers with certain designs or product features, which could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations.

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

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave us exposed to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in our violations of law, regulatory sanctions and/or serious reputational harm or financial harm. We monitor our policies, procedures and controls; however, we cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our risk management program, but it is possible that our compensation policies could incentivize management and other employees to subject us to inappropriate risk or to engage in misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

AIP is party to the Shareholders Agreement (as defined below) and has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

As of December 16, 2018, AIP owned 33,774,310 shares of our common stock, which represents 53.9% of our total outstanding shares of common stock. AIP is also party to an amended and restated shareholders agreement (the “Shareholders Agreement”) that, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. For a discussion of the Shareholders Agreement, see “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.” As long as these stockholders own or control at least a majority of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

In addition, pursuant to the Shareholders Agreement, AIP has the following rights so long as it holds at least 15% of the then outstanding common stock:

•	to nominate the greater of five members of our Board of Directors or a majority of directors;
•	to designate the Chairman of our Board of Directors and one member to each of the audit committee, the compensation committee and the nominating and corporate governance committee;
•	to approve the commencement of any proceeding for the voluntary dissolution, winding up or bankruptcy of us or any material subsidiary;
•	to approve any non-pro rata reduction to the share capital of us or any material subsidiary, except as required by law;
•

to approve amendments to the amended and restated certificate of incorporation and amended and restated bylaws that would change our name, our jurisdiction of incorporation, the location of our principal executive offices, the purpose or purposes for which we are incorporated or the approval requirements as provided in the Shareholders Agreement;

•	to approve special dividends greater than $10 million;
•	to approve any merger, amalgamation or consolidation of us or the spinoff of a business of ours with assets in excess of 15% of the consolidated assets or revenues of us and our subsidiaries;
•	the sale, conveyance, transfer or other disposition of all or more than 15% of the consolidated assets or revenues of us and our subsidiaries; and
•	any designation to the Board of Directors contrary to the Shareholders Agreement or the amended and restated certificate of incorporation and amended and restated bylaws.

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

Recent and future changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed and enacted into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate, repealing the deduction for domestic production activities, implementing a territorial tax system and placing limitations on the deductibility of business interest expense. In many cases, there is limited guidance with respect to the application of these provision, and it is possible that the application of these provisions or other provisions of the Tax Reform Act could adversely affect our results of operations and cash flows. It is also possible that provisions of the Tax Reform Act could be subsequently amended in a way that is adverse to the Company.

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

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We cannot be certain that historical customer preferences for our products will remain unchanged. We believe that the introduction of new product features, designs and models will be critical to the future success of our operations as technological advancements are made and alternative fuels are developed. To successfully execute our long-term strategy, we must continue to develop new product lines and adapt our existing product lines to consumer preferences, including product lines that have historically been outside of our core businesses, such as electric vehicles and other specialty vehicles that minimize emissions. The process of designing and developing new technology, products and services is complex, costly, and uncertain and requires extensive capital investment and the ability to retain and recruit talent. For example, many vehicle manufacturers foresee electric vehicle sales becoming an increasingly important to their businesses, and we may not have the expertise to successfully address these competitive pressures on a costly basis or at all. Accordingly, if we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, including with respect to electric vehicles and other technologies that minimize emissions, competition from these companies could make our specialty vehicles less desirable in the market place. Managing frequent product introductions and transitions poses inherent risks and additional costs. Delays in the introduction or market acceptance of new product features, designs or models could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in customer preferences or our failure to properly gauge customer preferences. Further, we cannot be certain that new product introductions will not reduce sales from existing models and adversely affect our results of operations. In addition, we cannot assure you that any of these new product features, designs or models will be introduced to the market in a timely manner or that they will be successful when introduced. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on the value and strength of our brands. Our brand names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high-quality services, warranty plans, products and resources and a consistent, high-quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third party providers of services or negative publicity related to members of management. Any of these events could hurt our image, resulting in reduced demand for our products and a decrease in net sales. Further, maintaining, enhancing, promoting and positioning our brands’ images may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to make an annual assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, we undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm may issue a report that is adverse, in the event it is not satisfied with the level at which our controls are documented, designed or operating. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are party to two consolidated putative securities class actions, as well as other litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against us and certain of our officers and directors, each on behalf of a putative class of purchasers of our common stock in or traceable to the Company’s January 2017 IPO and of purchasers in our secondary offering of common stock in October 2017, as well as, for the federal action, purchasers from October 10, 2017 through June 7, 2018. The federal and state courts each consolidated multiple separate actions pending before them. The actions allege certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. See “Item 1. Legal Proceedings.”

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

As noted above, we are currently defending securities class action litigation. If the market price of our common stock is volatile in the future, we may be subject to additional securities class action litigation. In that case, we could incur substantial incremental costs defending against such litigation. Such litigation could also further divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 16, 2018, we had approximately 63 million shares of common stock outstanding. The 25,875,000 shares of common stock that were sold publicly in the secondary offering completed in October and in our IPO may be resold in the public market at any time (other than shares of our common stock that may be held or acquired by our directors, executive officers or affiliates, as that term is defined in the Securities Act). We also registered all shares of common stock that we may issue under our equity compensation plans, which means these shares can be freely sold in the public market upon issuance. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. Lastly, an entity controlled by AIP has entered into a loan agreement pursuant to which it pledged 19.5 million shares of our common stock to secure a margin loan, under which it may draw up to approximately $36 million. If the AIP-controlled entity were to default on its obligations under the loan and not timely post additional collateral, the lender would have the right to sell shares to satisfy the AIP-controlled entity’s obligation. Such an event could cause our stock price to decline.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and is making some activities more time-consuming and costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we currently have no internal audit function, and we rely partially on a third party accounting firm to act in such a capacity. We may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our Board committees or as executive officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain corporate office space in Milwaukee, Wisconsin. The locations of the RTCs and manufacturing properties that we currently own or lease are listed below. We believe that our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

RTCs & Aftermarket	Approximate Square Feet	Segment	Owned or Leased
Coburg, Oregon	36,000	Recreation	Leased
Riverside, California	18,000	Fire & Emergency	Owned
Decatur, Indiana	90,000	Recreation	Owned
Dallas, Texas	50,000	Fire & Emergency and Commercial	Leased
Alvarado, Texas	35,000	Recreation	Owned
Fort Lauderdale, Florida	19,000	Fire & Emergency	Leased
Ocala, Florida	63,000	Fire & Emergency	Owned
Rockaway, New Jersey	5,000	Fire & Emergency	Leased
Latham, New York	14,000	Fire & Emergency	Leased
Little Ferry, New Jersey	22,000	Fire & Emergency	Leased
Sparks, Nevada	48,000	All (aftermarket parts)	Leased
San Francisco, California	3,000	Fire & Emergency	Leased
Total	403,000

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Columbus, Ohio	173,000	Horton Emergency Vehicles	Owned/ Leased
Clarkston & Davisburg, MI	48,000	Revability	Leased
Decatur, Indiana	1,155,000	Fleetwood RV, American Coach, Monaco, Holiday Rambler	Owned
Decatur, Indiana	260,000	Goldshield	Owned
Hamburg, New York	87,000	E-ONE	Leased
Imlay City, Michigan	186,000	Champion Bus, Federal, Goshen Coach	Owned
Jefferson, North Carolina	336,000	American Emergency Vehicles	Owned
Longview, Texas	154,000	Capacity of Texas and Lay-Mor	Owned
South ElMonte, California	33,000	Leader Emergency Vehicles	Leased
Nesquehoning, Pennsylvania	577,000	KME	Owned
Ocala, Florida	390,000	E-ONE	Owned
Riverside, California	227,000	ENC	Owned
Roanoke, Virginia	60,000	KME	Owned
Salina, Kansas	252,000	ElDorado National, Krystal, Goshen Coach	Owned
South Hutchinson, Kansas	267,000	Collins Bus, World Trans	Owned
Winter Park, Florida	222,000	Wheeled Coach, Road Rescue, McCoy Miller, Frontline, Marque	Owned
Holden, Louisiana	232,000	Ferrara Fire Apparatus	Owned
Elkhart, Indiana	92,000	Midwest Automotive Division	Leased
Bristol, Indiana	200,000	Renegade RV	Leased
Sorocaba, Brazil	130,000	REV Fire and Emergency Vehicles	Leased
Lancaster, California	220,000	Lance Camper / Avery Transportation	Leased
Total	5,301,000

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

A consolidated federal putative securities class action in the Central District of California and a consolidated state putative securities class action in the Eastern District of Wisconsin are pending against us and certain of our officers and directors, each on behalf of a putative class of purchasers of our common stock in or traceable to the Company’s January 2017 IPO and of purchasers in our secondary offering of common stock in October 2017, as well as, for the federal action, purchasers from October 10, 2017 through June 7, 2018. The actions also name certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions allege certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934.

Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The underwriter defendants have notified us of their intent to seek indemnification from us pursuant to the IPO underwriting agreement in regard to the claims asserted with respect to the IPO, and we expect the underwriters to do the same in regard to the claims asserted with respect to the October 2017 offering. We and the other defendants intend to continue defending these lawsuits vigorously. Additional lawsuits may be filed and, at this time, we are unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on us or our operations.

We are subject to certain other legal proceedings that arise in the ordinary course of business. Although the final results of all such other matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on our financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock began trading on the New York Stock Exchange on January 27, 2017, under the trading symbol “REVG.” Prior to this listing, no public market existed for our common stock.

As of December 16, 2018, there were approximately 53 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal year 2018 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
August 1 - August 31	—	—	—	$4.5
September 1 - September 30	203,838	$15.50	203,838	$51.3
October 1 - October 31	315,000	$14.61	315,000	$46.7
Total	518,838		518,838
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

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we expect to continue to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Based on our current dividend rate of $0.05 per share, and assuming we have approximately 64 million shares of our common stock outstanding, this would result in an aggregate annual cash dividend amount of approximately $12.8 million. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. See “Item 1A. Risk Factors—Risks Relating to Our Common Stock—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between January 27, 2017 and October 31, 2018, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the S&P 500, Russell 2000 and S&P Small Cap 600.

“Other Peers” represents an equally-weighted index comprised of OSK, BLBD, SPAR, & FSS.

“RV Peers” represents an equally-weighted index comprised of THO and WGO.

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

	Fiscal Year Ended
(in millions except per share data)	October 31, 2018(a)	October 31, 2017(b)	October 29, 2016(c)	October 31, 2015	October 31, 2014
Net sales	$2,381.3	$2,267.8	$1,926.0	$1,735.1	$1,721.1
Gross profit	278.0	294.6	229.9	182.0	163.2
Operating income	27.8	82.7	72.4	62.1	31.0
Net income	13.0	31.4	30.2	22.9	1.5
Income per share of common stock
Basic	$0.20	$0.52	$0.59	$0.43	$0.03
Diluted	$0.20	$0.50	$0.58	$0.43	$0.03
Dividends declared per common share	$0.20	$0.15	$—	$—	$—

(a)	In fiscal year 2018, the Company completed the acquisition of Lance.

Additionally, a non-cash impairment charge of $35.6 million was recorded as of October 31, 2018, that relates to both the assets held for sale and other assets that management intends to monetize or are otherwise impaired which include the Company’s rental fleet, inventory from discontinued product lines and certain information system assets. Refer to Note 6, "Divestiture Activities," to the Company’s 2018 audited consolidated financial statements.

(b)	In fiscal year 2017, the Company completed the acquisitions of Renegade, Midwest and Ferrara.
(c)	In fiscal year 2016, the Company completed the acquisition of KME.
	As of
(in millions)	October 31, 2018	October 31, 2017	October 29, 2016	October 31, 2015	October 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$11.9	$17.8	$10.8	$5.0	$12.5
Inventories, net	514.0	452.4	325.6	247.0	244.2
Total assets	1,408.1	1,254.4	889.0	695.8	705.7
Total liabilities	$875.7	$681.9	$628.8	$455.9	$487.2

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

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses, mobility vans and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 30 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 61% of our net sales during fiscal year 2018 came from products where we believe we hold such share positions.

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

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Krystal Coach, Federal Coach, Champion and World Trans. In addition, we have a joint venture partnership with Daimler to distribute and service Setra branded motor coaches to customers in the United States. We serve the terminal truck market through the Capacity brand, the sweeper market through the Lay-Mor brand and the mobility van market through our Revability brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), Type A school buses (small school bus built on commercial chassis), and mobility vans (mini-van converted to be utilized by wheelchair passengers). Within each market segment, we produce a large number of customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these seven brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Signature, Marquis, Bounder, Pace Arrow, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), a line of heavy-duty special application trailers, and, as a result of the acquisition of Midwest, Class B RVs (motorhomes built out on a van chassis), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. In January 2018, we acquired Lance, a producer of truck campers, towable campers and toy haulers.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, changes such as tariffs can have a dramatic effect on the availability, lead-times and costs associated with raw materials and parts.

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

While less economically sensitive than the Recreation segment, our Fire & Emergency segment and the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. As fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, their purchase is more deferrable, which can result in reduced demand for our products.

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

Results of Operations

The following table compares results for fiscal years 2018, 2017 and 2016

	Fiscal Year Ended
(in millions except per share data)	October 31, 2018	October 31, 2017	October 29, 2016
Net sales	$2,381.3	$2,267.8	$1,926.0
Gross profit	278.0	294.6	229.9
Operating income	27.8	82.7	72.4
Net income	13.0	31.4	30.2

Income per share of common stock
Basic	$0.20	$0.52	$0.59
Diluted	$0.20	$0.50	$0.58
Dividends declared per common share	$0.20	$0.15	$—

Adjusted EBITDA	$148.0	$162.5	$122.8
Adjusted Net Income	$72.7	$75.8	$53.1

Net Sales. Consolidated net sales were $2,381.3 million, $2,267.8 million and $1,926.0 million for fiscal years 2018, 2017 and 2016, respectively, an increase of $113.5 million, or 5.0% from fiscal year 2017, and $341.8 million, or 17.7%, from fiscal year 2016. The increase in consolidated net sales for fiscal year 2018 compared to fiscal year 2017 was primarily due to an increase in net sales of $152.1 million and $18.4 million in the Recreation and Commercial segments, respectively, offset by a decrease in net sales of $27.4 million in the Fire & Emergency segment. The increase in net sales in the Recreation segment was primarily due to net sales from the acquisition of Lance as well as higher unit sales volumes in all classes of RVs except Class A. The increase in Commercial segment net sales was primarily due to increases in sales of shuttle bus units, parts sales and mobility vans partially offset by lower school and transit bus unit volume compared to the prior year period. The decrease in Fire & Emergency segment net sales was due to decreases in sales of certain fire apparatus caused by labor inefficiencies and decreases in sales of ambulance units caused by chassis supply disruption which impacted the timing of shipments. Excluding net sales from acquired companies, net sales for fiscal year 2018 decreased 3.7% compared to the prior year.

The increase in consolidated net sales for fiscal year 2017 compared to fiscal year 2016 was primarily due to an increase in net sales of $215.9 million and $181.7 million in the Fire & Emergency and Recreation segments, respectively, offset by a decrease in net sales of $58.9 million in the Commercial segment. The increase in Fire & Emergency segment net sales were due to $151.9 million of incremental net sales from acquired companies, higher ambulance and fire apparatus unit volumes, and higher average selling prices for both fire trucks and ambulances. The increase in net sales in the Recreation segment was primarily due to higher unit sales volumes of Class A and Class C vehicles, and $112.6 million of incremental net sales from acquired companies. The decrease in Commercial segment net sales was primarily due to lower shuttle bus unit volume compared to the prior year. Excluding net sales from acquired companies, net sales in fiscal year 2017 increased $76.3 million or 4.0% compared to the prior year.

Gross Profit. Consolidated gross profit was $278.0 million, $294.6 million and $229.9 million for fiscal years 2018, 2017 and 2016, respectively, a decrease of $16.6 million, or 5.6% from fiscal year 2017, and an increase of $64.7 million, or 28.1%, from fiscal year 2016. Consolidated gross profit, as a percentage of net sales, was 11.7%, 13.0% and 11.9% for fiscal years 2018, 2017 and 2016, respectively. The 130 basis points decrease in gross profit for fiscal year 2018 compared to fiscal year 2017, was due to overall increases in material costs resulting directly and indirectly from tariffs, an increase in labor and overhead costs resulting from labor inefficiencies at certain of our plants in the fire division, an increase in labor and overhead costs resulting from chassis supply disruption and a product mix shift in ambulance toward lower content Type II units, product mix shift from higher content transit buses to lower margin shuttle buses and mobility vans.

The 110 basis points increase in gross profit for fiscal year 2017 compared to fiscal year 2016, was due to the combination of higher consolidated net sales and lower gross profit described above, as well as higher aftermarket parts sales volume in fiscal year 2017 compared to fiscal year 2016.

Operating Income. Consolidated operating income was $27.8 million, $82.7 million and $72.4 million for fiscal years 2018, 2017 and 2016, respectively, a decrease of $54.9 million, or 66.4% from fiscal year 2017, and an increase of $10.3 million, or 14.2% from fiscal year 2016. The decrease for fiscal year 2018 was primarily due to the decrease in gross profit and non-cash impairment charges of $35.6 million associated with divestitures of certain underperforming assets and the decreases in gross profit described above.

The increase in operating income for fiscal year 2017 compared to fiscal year 2016 was due an increase in net sales and a decrease in cost of sales, as a percentage of net sales.

Net Income. Consolidated net income was $13.0 million, $31.4 million and $30.2 million for fiscal years 2018, 2017 and 2016, respectively, a decrease of $18.4 million, or 58.6% from fiscal year 2017, and an increase of $1.2 million, or 4.0% from fiscal year 2016. Net income decreased compared to fiscal year 2017 primarily due to the decrease in operating income, partially offset by tax benefits recorded due to a decrease in the U.S. tax rate and revaluation of net deferred tax liabilities, both as a result of tax legislation in the United States.

Consolidated net income for fiscal year 2017 compared to fiscal year 2016 was essentially unchanged.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $148.0 million, $162.5 million and $122.8 million for fiscal years 2018, 2017 and 2016, respectively, a decrease of $14.5 million, or 8.9% from fiscal year 2017, and an increase of $39.7 million, or 32.3%, from fiscal year 2016. The decrease in Adjusted EBITDA for fiscal year 2018 compared to fiscal year 2017 was due to lower Adjusted EBITDA in the Fire & Emergency and Commercial segments, offset by higher Adjusted EBITDA in the Recreation segment. Excluding acquisitions, consolidated Adjusted EBITDA decreased 23.7% for fiscal year 2018 compared to fiscal year 2017.

The increase in Adjusted EBITDA for fiscal year 2017 compared to fiscal year 2016 was primarily due to an increase in gross profit, resulting from higher net sales, lower manufacturing costs and the impact of acquisitions. Excluding acquisitions, consolidated Adjusted EBITDA increased 19.1% for fiscal year 2017 compared to fiscal year 2016.

Adjusted Net Income. Consolidated Adjusted Net Income was $72.7 million, $75.8 million and $53.1 million in fiscal years 2018, 2017 and 2016, respectively.

Fire & Emergency Segment

	Fiscal Year Ended
(in millions)	October 31, 2018	October 31, 2017	October 29, 2016
Net sales	$956.6	$984.0	$768.1
Adjusted EBITDA	86.0	109.5	85.2
Adjusted EBITDA % of net sales	9.0%	11.1%	11.1%

Net Sales. Fire & Emergency segment net sales were $956.6 million, $984.0 million and $768.1 million for fiscal years 2018, 2017 and 2016, respectively, a decrease of $27.4 million, or 2.8% from fiscal year 2017, and an increase of $215.9 million, or 28.1% from fiscal year 2016. The decrease in Fire & Emergency segment net sales compared to fiscal year 2017 was due to decreases in sales of certain fire apparatus caused by labor inefficiencies and decreases in sales of ambulance units caused by chassis supply disruption which impacted the timing of shipments. Excluding the impact of the Ferrara acquisition, Fire & Emergency segment net sales decreased 7.6% compared to the prior year.

Net sales of fire apparatus for fiscal year 2017 increased compared to fiscal year 2016 due primarily to sales from acquired companies and increased fire apparatus and ambulance units sold in our legacy businesses. Net sales of ambulance units for fiscal year 2017 increased compared to fiscal year 2016 due to an increased mix of higher content vehicles and an increase in units sold. Excluding the impact of net sales from acquired companies, Fire & Emergency segment net sales increased 8.3% for fiscal year 2017 compared to fiscal year 2016.

Adjusted EBITDA. Fire & Emergency segment Adjusted EBITDA was $86.0 million, $109.5 million and $85.2 million for fiscal years 2018, 2017 and 2016, respectively, a decrease of $23.5 million, or 21.5% from fiscal year 2017, and an increase of $24.3 million, or 28.5% from fiscal year 2016. The decrease in Adjusted EBITDA compared to fiscal year 2017 was primarily due to an increase in labor and overhead costs resulting from labor inefficiencies in the Fire division, an increase in labor and overhead resulting from chassis supply disruption and a product mix shift in ambulance toward lower content Type II units. Excluding the impact of the Ferrara acquisition, Fire & Emergency segment Adjusted EBITDA decreased 24.4% compared to the prior year.

The increase in Adjusted EBITDA for fiscal year 2017 compared to fiscal year 2016 was primarily due to increased net sales from KME and Ferrara, mix shift toward higher content fire apparatus and modular ambulance vehicles, and operational improvements, including lower material costs and manufacturing cost reductions, and strategic pricing initiatives. These Adjusted EBITDA increases were partially offset by an increase in selling, general and administrative expenses from acquired companies. Excluding the impact of acquisitions, Fire & Emergency segment Adjusted EBITDA for fiscal year 2017 increased 21.0% compared to fiscal year 2016.

Commercial Segment

	Fiscal Year Ended
(in millions)	October 31, 2018	October 31, 2017	October 29, 2016
Net sales	$638.5	$620.1	$679.0
Adjusted EBITDA	38.1	50.5	53.4
Adjusted EBITDA % of net sales	6.0%	8.1%	7.9%

Net Sales. Commercial segment net sales were $638.5 million, $620.1 million and $679.0 million for fiscal years 2018, 2017 and 2016, respectively, an increase of $18.4 million, or 3.0% from fiscal year 2017, and a decrease of $58.9 million, or 8.7%, from fiscal year 2016. The increase in net sales compared to fiscal year 2017 was primarily due to increases in sales of shuttle bus units, parts sales and mobility vans, partially offset by lower school and transit bus unit volume compared to the prior year.

The decrease in net sales for fiscal year 2017 compared to fiscal year 2016 was due primarily to a decrease in the number of shuttle and school bus units sold compared to the prior year, partially offset by higher sales of transit buses and terminal trucks compared to the prior year. This was also partially offset by higher average realized pricing compared to the prior year due to sales mix and strategic pricing initiatives. Excluding the impact of net sales from acquired companies, Commercial segment net sales for fiscal year 2017 decreased 8.8% compared to fiscal year 2016.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $38.1 million, $50.5 million and $53.4 million for fiscal years 2018, 2017 and 2016, respectively, a decrease of $12.4 million, or 24.6% from fiscal year 2017, and a decrease of $2.9 million, or 5.4%, from fiscal year 2016. The decrease in Adjusted EBITDA compared to fiscal year 2017 was primarily due to product mix shift from higher content and higher margin transit and school buses to lower margin shuttle buses and mobility vans and, higher material costs partially offset by pricing actions.

The decrease in Adjusted EBITDA for fiscal year 2017 compared to fiscal year 2016 was primarily due to reduced shuttle bus unit volume compared to the prior year, which was offset by lower material costs, increased average realized pricing, and a shift in sales mix toward transit buses and terminal trucks as a percentage of total segment sales. Excluding the impact of acquisitions, Commercial segment Adjusted EBITDA for fiscal year 2017 decreased 4.8% compared to fiscal year 2016.

Recreation Segment

	Fiscal Year Ended
(in millions)	October 31, 2018	October 31, 2017	October 29, 2016
Net sales	$811.9	$659.8	$478.1
Adjusted EBITDA	60.4	36.2	11.0
Adjusted EBITDA % of net sales	7.4%	5.5%	2.3%

Net Sales. Recreation segment net sales were $811.9 million, $659.8 million and $478.1 million for fiscal years 2018, 2017 and 2016, respectively, an increase of $152.1 million, or 23.1% from fiscal year 2017, and an increase $181.7 million, or 38.0%, from fiscal year 2016. The increase in net sales compared to fiscal year 2017 was due to the acquisition of Lance as well as higher volumes in all classes of RVs except Class A. Excluding the impact of net sales from acquired companies, Recreation segment net sales increased 0.3% compared to the prior year.

The increase in net sales for fiscal year 2017 compared to fiscal year 2016 was due to an increase in organic unit volume and average selling prices as well as the impact of acquired companies. The increase in organic unit volume was due to an increase in both Class A and Class C units sold for fiscal year 2017 compared to the prior year. The increase in average selling prices was due to an improved mix of sales, compared to the prior year, as well as strategic pricing initiatives. Excluding the impact of net sales from acquired companies, Recreation segment net sales for fiscal year 2017 increased 14.5% compared to fiscal year 2016.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $60.4 million, $36.2 million and $11.0 million for fiscal years 2018, 2017 and 2016, respectively, an increase of $24.2 million, or 66.9% compared to fiscal year 2017, and an increase of $25.2 million, or 229.1%, from fiscal year 2016. The increase in Adjusted EBITDA was primarily due to impact of the acquisition of Lance and higher profitability in all classes of RVs except Class A. This increase was partially offset by higher purchased material costs and lower Class A sales volumes. Excluding the impact of net sales from acquired companies, Recreation segment Adjusted EBITDA increased 9.1% compared to the prior year.

The increase in Adjusted EBITDA for fiscal year 2017 compared to fiscal year 2016 was primarily due to an increase in gross profit offset partially by an increase in selling, general and administrative expenses. The increase in gross profit was due to higher unit sales volumes, lower cost of materials, lower cost of quality as a percentage of sales, higher average selling prices resulting from product mix, and the impact of acquired companies. The increase in selling, general and administrative expenses was due primarily to expenses from acquired companies. Excluding the impact of acquisitions, Recreation segment Adjusted EBITDA for fiscal year 2017 increased 136.7% compared to fiscal year 2016.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
	October 31, 2018	October 31, 2017	$	%
Fire & Emergency	$707.5	$590.3	$117.2	19.9%
Commercial	381.4	366.4	15.0	4.1%
Recreation	290.7	144.8	145.9	100.8%
Total Backlog	$1,379.6	$1,101.5	$278.1	25.2%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration. Our businesses take orders from our dealers and end customers that are evidenced by a firm purchase order for delivery of one or more specialty vehicles and parts with a given specification and period of time. These firm orders are placed in our backlog and reported at the aggregate selling prices, net of discounts or allowances, at the time the purchase order is received. We do not include verbal commitments or promised orders in our reported backlog. For fiscal year 2018, our backlog was $1,379.6 million compared to $1,101.5 million in fiscal year 2017. The increase in Fire & Emergency backlog was primarily due to units that did not ship due to labor inefficiencies in fiscal year 2018. The increase in Recreation backlog was due partially primarily due to the current year acquisition of Lance. The increase in Commercial backlog was due to a large transit bus order that is expected to begin delivering in early fiscal year 2019.

Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly statement of operations data for each of the quarters in fiscal years 2017 and 2018. The information for each of these quarters has been prepared on the same basis as our audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
(in millions)	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018	October 31, 2017	July 29, 2017	April 29, 2017	January 28, 2017
Net sales	$659.8	$597.7	$608.9	$514.9	$683.9	$595.6	$545.3	$442.9
Gross profit	73.1	79.5	72.9	52.6	96.2	78.0	72.8	47.5
Operating (loss) income	(18.3)	28.9	16.4	1.0	41.3	28.8	26.2	(13.7)
Net (loss) income	(22.0)	18.3	7.4	9.4	22.7	15.2	6.8	(13.3)
Depreciation and amortization	12.1	11.7	11.1	11.0	11.0	11.5	7.9	7.4
Interest expense, net	7.2	6.8	6.1	5.4	5.3	4.6	3.4	7.5
(Benefit) provision for income taxes	(5.0)	3.8	2.9	(13.8)	13.2	9.1	4.1	(7.8)
EBITDA	(7.7)	40.6	27.5	12.0	52.2	40.4	22.2	(6.2)
Transaction expenses(a)	0.7	—	0.5	1.5	2.5	0.5	1.9	0.3
Sponsor expenses(b)	0.4	0.2	0.1	0.2	0.2	0.1	0.2	0.1
Restructuring costs(c)	0.2	0.9	1.9	4.1	1.0	2.3	0.3	0.9
Stock-based compensation expense(d)	1.2	1.4	1.9	1.8	0.5	0.3	0.3	25.5
Non-cash purchase accounting(e)	—	0.5	—	0.6	2.0	1.9	0.7	0.5
Loss on early extinguishment of debt(f)	—	—	—	—	—	—	11.9	—
Legal matters(g)	2.8	1.1	0.2	0.7	—	—	—	—
First year public company costs(h)	—	1.0	—	—	—	—	—	—
Impairment charges(i)	35.6	—	—	—	—	—	—	—
Losses attributable to assets held for sale(j)	4.3	—	—	—	—	—	—	—
Deferred purchase price payment(k)	1.9	1.9	1.9	0.4	—	—	—	—
Adjusted EBITDA	$39.4	$47.6	$34.0	$21.3	$58.4	$45.5	$37.5	$21.1

(a)

Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in additions to costs related to offerings of our common stock.

(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)

Restructuring expenses for fiscal year 2018 represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments, our corporate office, as well as to relocate our Class B RV production. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

Restructuring expenses for fiscal year 2017 are associated with the restructuring of the management functions and various product lines across the Company, including but not limited to severance, lease termination and other associated expenses.

(d)	Reflects expenses associated with stock-based compensation and the redemption of performance-based stock options.

For fiscal year 2017, stock-based compensation expense included $13.3 million for the remeasurement of liability awards to our IPO share price, $8.9 million related to the accelerated vesting of liability awards and stock options resulting from our IPO and $3.3 million related to the redemption of performance-based stock options.

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

(h)

Reflects non-recurring consulting and audit fees associated with the initial design and implementation of internal controls over financial reporting to comply with the provisions of the Sarbanes-Oxley Act.

(i)

Reflects non-cash impairment charges related to both the assets held for sale and other assets that management intends to monetize or are otherwise impaired including our rental fleet, inventory from discontinued product lines and certain information system assets. Refer to Note 6, "Divestiture Activities," to our 2018 audited consolidated financial statements.

(j)

Losses attributable to businesses that are classified as assets held for sale also include depreciation and amortization—$0.2 million, interest expense—$0.2 million and provision for income taxes—$1.4 million for the three months ended October 31, 2018.

(k)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, acquiring machinery and equipment, acquiring and building manufacturing facilities, paying income taxes, improving and expanding existing manufacturing facilities, debt service payments, regular quarterly dividend payments, general corporate needs, and common stock repurchases under the Company’s stock buyback program. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our revolving credit facility. During fiscal year 2018, we increased the size of our Term Loan by $50.0 million to support the execution of our stock repurchase program.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and cash dividends. However, we cannot assure you that our cash provided by operating activities and borrowings under our current revolving credit facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current revolving credit facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Cash Flow

The following table shows summary cash flows for fiscal years 2018, 2017 and 2016:

	Fiscal Years Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Net cash (used in) provided by operating activities	$(19.2)	$33.2	$75.6
Net cash used in investing activities	(119.6)	(229.1)	(84.4)
Net cash provided by financing activities	132.9	202.9	14.7
Net (decrease) increase in cash and cash equivalents	$(5.9)	$7.0	$5.9

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for fiscal year 2018 was $19.2 million, compared to net cash provided of $33.2 million for fiscal year 2017. The increase in cash used in operating activities for fiscal year 2018, compared to the prior year was primarily due to an increase in working capital and a decrease in net income.

Net cash provided by operating activities for fiscal year 2017 was $33.2 million, compared to $75.6 million for fiscal year 2016. The decrease in cash provided by operating activities for fiscal year 2017, compared to the prior year was primarily due to an increase in inventory, higher cash outflows for other liabilities and lower incoming customer advance payments, which was partially offset by an increase in current year income from operations and faster current year collections of accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for fiscal year 2018 of $119.6 million was primarily due to business acquisition activity and capital expenditures. In fiscal year 2018, the Company completed the acquisition of Lance.

Net cash used in investing activities for fiscal year 2017 of $229.1 million was primarily due to business acquisition activity and capital expenditures. In fiscal year 2017, the Company completed the acquisitions of Renegade, Midwest and Ferrara.

Net cash used in investing activities in fiscal year 2016 of $84.4 million was primarily due to business acquisition activity and capital expenditures. In fiscal year 2016, the Company completed the acquisition of KME.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for fiscal year 2018 was $132.9 million, which primarily consisted of net borrowings from our ABL Facility and incremental Term Loan of $50.0 million to fund the acquisition of Lance, working capital requirements, and our share repurchase program. During fiscal year 2018, the Company paid cash dividends of $12.8 million.

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

Capital Expenditures

Capital expenditures for fiscal year 2019, excluding any acquisitions, are estimated to be approximately $25 million.

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

Dividends

On December 19, 2018, our Board of Directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the first quarter of fiscal year 2019. The dividend is payable on February 28, 2019 to holders of record as of January 31, 2019. Subject to legally available funds and the discretion of our Board of Directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of October 31, 2018, the Company had $46.7 million of authorization remaining under this program. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47.

Term Loan

On April 25, 2017, we entered into a $75.0 million term loan (“Term Loan” or “Term Loan Agreement”) and incurred $2.0 million in debt issuance costs. The Term Loan Agreement expires on April 25, 2022.

On July 18, 2018 the Company exercised its $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $75.0 million to $125.0 million. The Company incurred an additional $0.6 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the increase in the Term Loan were used to repay a portion of the borrowings under the April 2017 ABL Facility.

The Company may voluntarily prepay principal, in whole or in part, at any time, without penalty. Commencing with fiscal year 2018 and payable in fiscal year 2019, the Company is obligated to prepay certain minimum amounts based on the Company’s excess cash flow, as defined in the Term Loan Agreement. We are not expecting to make excess cash flow payments in fiscal year 2019. The Term Loan is also subject to mandatory prepayment if the Company or any of its restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests. Certain subsidiaries of the Company are guarantors of the Term Loan.

April 2017 ABL Facility

On April 25, 2017, we entered into a new $350.0 million ABL revolving credit agreement with a syndicate of lenders (the “April 2017 ABL Facility”). The April 2017 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $350.0 million. The total April 2017 ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the April 2017 ABL Facility. The April 2017 ABL Facility expires on April 25, 2022.

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

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the April 2017 ABL Facility as of October 31, 2018. As of October 31, 2018, our availability under the April 2017 ABL Facility was $137.0 million.

Senior Secured Notes

On February 16, 2017, we redeemed all Notes, which were outstanding as of that date, and retired the debt. As a result of this redemption, the Company recorded a $11.2 million loss associated with the early extinguishment of the debt, which consisted of a prepayment premium of $7.7 million, $3.1 million of unamortized debt issuance costs and $0.4 million of original issue discount.

Subsequent Events

On December 19, 2018, we signed a definitive purchase agreement for the sale of our mobility van business, Revability, with annual sales of approximately $40 million. See Note 6 to our 2018 audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The below table of material debt and lease commitments at October 31, 2018 summarizes the effect these obligations are expected to have on our cash flows in future periods as set forth in the table below.

(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt(a)	$1.3	$1.3	$1.2	$420.0	$—	$—	$423.8
Interest(b)	21.0	19.3	19.3	9.3	—	—	68.9
Operating leases	2.1	2.1	1.9	1.9	1.7	—	9.7
Purchasing obligations(c)	17.7	10.0	10.0	—	—	—	37.7
Total commitments(d)	$42.1	$32.7	$32.4	$431.2	$1.7	$—	$540.1

(a)	Includes estimated principal payments due under our Term Loan and the April 2017 ABL Facility as of October 31, 2018.
(b)	Based on interest rates in effect as of October 31, 2018.
(c)	Includes obligations under non-cancellable purchase orders for raw materials or chassis as of October 31, 2018.
(d)

Unrecognized tax benefits totaling $2.1 million as of October 31, 2018, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 16 to our 2018 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for disclosures regarding uncertain income tax positions under ASC Topic 740.

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

We believe Adjusted EBITDA and Adjusted Net Income are useful to investors because these performance measures are used by our management for measuring profitability. These measures exclude the impact of certain items which we believe have less bearing on our core operating performance because they are items that are not needed or available to the Company’s managers in the daily activities of their businesses. We believe that the core operations of our business are those which can be affected by our management in a particular period through their resource allocation decisions that affect the underlying performance of our specialty vehicle operations conducted during that period. We also believe that decisions utilizing Adjusted EBITDA and Adjusted Net Income allow for a more meaningful comparison of operating fundamentals between companies within our markets by eliminating the impact of capital structure and taxation differences between the companies.

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense and provision (benefit) for income taxes. Stock-based compensation expense is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense that is measured based upon external inputs such as our current share price and the movement of share price of peer companies, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards.

We also adjust for exceptional items which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to our Board of Directors, assists in providing a meaningful analysis of our operating performance and used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting, certain legal matters, initial public company costs, transaction expenses, stock-based compensation expense, restructuring costs, Sponsor expenses, impairment charges, losses attributable to assets held for sale and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles Net Income to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2018	October 31, 2017	October 29, 2016
Net income	$13.0	$31.4	$30.2
Depreciation and amortization	45.5	37.8	24.6
Interest expense, net	25.3	20.7	29.2
(Benefit) provision for income taxes	(12.2)	18.7	13.0
EBITDA	71.6	108.6	97.0
Transaction expenses(a)	2.8	5.2	1.6
Sponsor expenses(b)	0.9	0.6	0.2
Restructuring costs(c)	7.0	4.5	3.5
Stock-based compensation expense(d)	6.3	26.6	19.7
Non-cash purchase accounting expense(e)	0.9	5.1	0.8
Loss on early extinguishment of debt(f)	—	11.9	—
Legal matters(g)	5.5	—	—
First year public company costs(h)	1.5	—	—
Impairment charges(i)	35.6	—	—
Losses attributable to assets held for sale(j)	9.9	—	—
Deferred purchase price payout(k)	6.0	—	—
Adjusted EBITDA	$148.0	$162.5	$122.8

The following table reconciles Net Income to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2018	October 31, 2017	October 29, 2016
Net income	$13.0	$31.4	$30.2
Amortization of intangible assets	18.1	14.9	9.4
Transaction expenses(a)	2.8	5.2	1.6
Sponsor expenses(b)	0.9	0.6	0.2
Restructuring costs(c)	7.0	4.5	3.5
Stock-based compensation expense(d)	6.3	26.6	19.7
Non-cash purchase accounting expense(e)	0.9	5.1	0.8
Loss on early extinguishment of debt(f)	—	11.9	—
Legal matters(g)	5.5	—	—
First year public company costs(h)	1.5	—	—
Impairment charges(i)	35.6	—	—
Losses attributable to assets held for sale(j)	9.9	—	—
Deferred purchase price payment(k)	6.0	—	—
Impact of tax rate change(l)	(11.3)	—	—
Income tax effect of adjustments(m)	(23.5)	(24.4)	(12.3)
Adjusted Net Income	$72.7	$75.8	$53.1

(a)

Reflects costs incurred in connection with business acquisitions and offerings of our common stock. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

(b)	Reflects the reimbursement of expenses to AIP, the Company’s primary equity holder.
(c)

Restructuring expenses for fiscal year 2018 represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments, our corporate office, as well as to relocate our Class B RV production. Costs incurred in the current year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

Restructuring expenses for fiscal years 2017 and 2016 are associated with the restructuring of the management functions and various product lines across the Company, including but not limited to severance, lease termination and other associated expenses.

(d)	Reflects expenses associated with stock-based compensation and the redemption of performance-based stock options.
(e)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
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

(h)

Reflects non-recurring consulting and audit fees associated with the initial design and implementation of internal controls over financial reporting to comply with the provisions of the Sarbanes-Oxley Act.

(i)

Reflects non-cash impairment charges related to both the assets held for sale and other assets that management intends to monetize or are otherwise impaired including our rental fleet, inventory from discontinued product lines and certain information system assets. Refer to Note 6, "Divestiture Activities," to our 2018 audited consolidated financial statements.

(j)

Losses attributable to businesses that are classified as assets held for sale also include depreciation and amortization—$0.5 million, interest expense—$0.3 million, provision for income taxes—$1.4 million, restructuring costs—$0.2 million and non-cash purchase accounting expense—$0.3 million for the twelve months ended October 31, 2018.

(k)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company will make payments of $5.0 million on each of the 12 and 24-month anniversary dates of the acquisition date, subject to conditions in the purchase agreement.

(l)	Reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.
(m)

Income tax effect of adjustments using a 26.5% effective income tax rate for fiscal year 2018, and a 36.5% effective income tax rate for fiscal years 2017 and 2016, except for certain transaction expenses and losses attributable to assets held for sale.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2018 audited consolidated financial statements. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Inventories

Inventories are stated at the lower of aggregate cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. If inventory costs exceed expected net realizable value due to obsolescence or quantities on hand are in excess of expected demand, the Company records reserves for the difference between the cost and the expected net realizable value. These reserves are recorded based on various factors, including recent sales history and sales forecasts, industry market conditions, vehicle model changes and general economic conditions.

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

Under the quantitative method, the fair value of each reporting unit of the Company is determined by using primarily the income approach and involves the use of significant estimates and assumptions. The income approach involves discounting management’s projections of future interim and terminal cash flows to a present value at a risk-adjusted discount rate which corresponds with the Company’s and market-participant weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation and amortization expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the Company on a going-forward basis. The WACC represents a blended cost of equity and debt capital applicable to the Company based on observed market participant rates of return for a group of comparable public companies in the industry, utilizes market participant capital structure assumptions by reference to the industry’s average debt to total invested capital ratios, and is also being adjusted for relative risk premiums specific to each reporting unit tested. The terminal residual value is based upon the projected cash flow for the final projected year and is calculated using a capitalization rate based on estimates of growth of the net cash flows based on the Company’s estimate of sustainable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy.

If the fair value of any reporting unit, as calculated using the income approach, is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value of goodwill over the implied fair value for each reporting unit

When determining the fair value of indefinite-lived trade names, the Company uses the relief-from-royalty (“RFR”) method, within the income approach. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. Under the RFR method, an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s-length transaction if the subject intangible asset were licensed from an independent third party. The royalty savings are then calculated by multiplying a royalty rate, expressed as a percentage of revenues, times a determined applicable level of future revenues provided per each trade name as estimated by the Company. The royalty rate is based on research of industry and market data related to transactions involving the licensing of comparable intangible assets. The resulting future royalty savings are then discounted to their present value equivalent utilizing market participant rates of return, adjusted for relative risk premiums specific to each trade name as well as the reporting unit housing it. In considering the fair value of trade names, the Company also considers relative age, consistent use, quality, expansion possibilities, relative profitability, relative market potential, and how a market participant may employ these intangible assets from a financial and economic point of view.

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

Recent Accounting Pronouncements

Refer to Note 2 to our 2018 audited consolidated financial statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statement.

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

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2018, we had $300.0 million of principal outstanding under our April 2017 ABL Facility at an average rate of 4.40% per annum, and $123.8 million of principal outstanding under our Term Loan at an average rate of 5.78% per annum. On an annualized basis, a 100-basis point increase (decrease) in our floating interest rates under the April 2017 ABL Facility and Term Loan would have increased (decreased) interest expense by $4.3 million.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. We are typically unable to pass along increased costs due to economic fluctuations to our customers. In 2018, the steel and aluminum tariffs resulted in significant increases in the costs and lead-times associated with our raw materials. We rarely use commodity financial instruments to hedge commodity prices. We will alternatively fix our prices for certain materials over an agreed upon amount of time between three months to 24 months through contracts with our vendors.

57

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and subsidiaries (“the Company”) as of October 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, shareholders' equity and contingently redeemable common stock and cash flows for the years ended October 31, 2018, October 31, 2017 and October 29, 2016, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended October 31, 2018, October 31, 2017 and October 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 19, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2008.

Milwaukee, Wisconsin

December 19, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.'s (“the Company”) internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated December 19, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Milwaukee, Wisconsin

December 19, 2018

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions, except share and per share amounts)

	October 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11.9	$17.8
Accounts receivable, net	266.9	243.2
Inventories, net	514.0	452.4
Other current assets	24.0	13.4
Assets held for sale	26.3	—
Total current assets	843.1	726.8
Property, plant and equipment, net	214.3	217.1
Goodwill	161.8	133.2
Intangibles assets, net	174.6	167.9
Other long-term assets	14.3	9.4
Total assets	$1,408.1	$1,254.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.3	$0.8
Accounts payable	218.1	217.2
Customer advances	117.8	95.8
Accrued warranty	19.0	26.0
Other current liabilities	55.5	70.2
Liabilities held for sale	5.5	—
Total current liabilities	417.2	410.0
Long-term debt, less current maturities	420.6	229.1
Deferred income taxes	19.9	22.5
Other long-term liabilities	18.0	20.3
Total liabilities	875.7	681.9
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 62,683,808 and 64,145,945 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	492.1	532.0
Retained earnings	40.6	40.4
Accumulated other comprehensive loss	(1.4)	—
Total REV's shareholders' equity	531.4	572.5
Non-controlling interest	1.0	—
Total shareholders' equity	532.4	572.5
Total liabilities and shareholders' equity	$1,408.1	$1,254.4

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars in millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Net sales	$2,381.3	$2,267.8	$1,926.0
Cost of sales	2,103.3	1,973.2	1,696.1
Gross profit	278.0	294.6	229.9
Operating expenses:
Selling, general and administrative	182.8	188.3	139.8
Research and development costs	6.5	4.2	4.8
Amortization of intangible assets	18.1	14.9	9.4
Restructuring	7.2	4.5	3.5
Impairment charges	35.6	—	—
Total operating expenses	250.2	211.9	157.5
Operating income	27.8	82.7	72.4
Interest expense, net	25.6	20.7	29.2
Loss on early extinguishment of debt	—	11.9	—
Income before (benefit) provision for income taxes	2.2	50.1	43.2
(Benefit) provision for income taxes	(10.8)	18.7	13.0
Net income	$13.0	$31.4	$30.2

Other comprehensive (loss) income, net of tax	(1.4)	—	0.1
Comprehensive income	$11.6	$31.4	$30.3

Income per common share:
Basic	$0.20	$0.52	$0.59
Diluted	$0.20	$0.50	$0.58
Dividends declared per common share	$0.20	$0.15	$—

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$13.0	$31.4	$30.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	46.0	37.8	24.6
Amortization of debt issuance costs	1.9	1.8	2.7
Amortization of Senior Note discount	—	0.1	0.2
Stock-based compensation expense	6.3	26.6	19.7
Deferred income taxes	(4.1)	2.9	(3.7)
Loss on early extinguishment of debt	—	11.9	—
Gain on disposal of property, plant and equipment	(3.0)	(1.2)	(0.3)
Impairment charges	35.6	—	—
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables, net	(22.3)	(39.7)	(52.4)
Inventories, net	(74.5)	(61.9)	(8.1)
Other current assets	(12.2)	(1.2)	(0.7)
Accounts payable	6.1	54.7	44.8
Accrued warranty	(11.3)	(6.2)	(4.0)
Customer advances	21.9	(0.8)	2.9
Other liabilities	(23.6)	(22.2)	18.7
Long-term assets	1.0	(0.8)	1.0
Net cash (used in) provided by operating activities	(19.2)	33.2	75.6
Cash flows from investing activities:
Purchase of property, plant and equipment	(40.6)	(54.0)	(37.5)
Purchase of rental fleet vehicles	(20.1)	(17.7)	(11.1)
Purchase of land in Riverside, CA	—	(7.6)	—
Proceeds from sale of property, plant and equipment	8.7	6.6	2.3
Investment in China JV	(7.6)	—	—
Acquisition of businesses, net of cash acquired	(60.0)	(156.4)	(31.7)
Acquisition of Ancira assets	—	—	(6.4)
Net cash used in investing activities	(119.6)	(229.1)	(84.4)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	141.5	75.9	61.7
Proceeds from Term Loan	50.0	75.0	—
Payment of dividends	(12.8)	(6.4)	—
Repurchase and retirement of common stock	(53.3)	—	—
Net proceeds from initial public offering	—	253.6	—
Repayment of debt assumed from acquisition	—	—	(3.7)
Payment of debt issuance costs	(1.0)	(6.8)	(1.1)
Repayment of long-term debt and capital leases	—	(180.0)	(20.5)
Senior Note prepayment premium	—	(7.7)	—
Redemption of common stock options including employer payroll taxes	(1.9)	(3.3)	(21.7)
Payments of withholding and employer payroll taxes for vesting of restricted stock	(0.1)	—	—
Proceeds from exercise of common stock options, net of employer payroll taxes	9.5	2.6	—
Changes in non-controlling interest	1.0	—	—
Net cash provided by financing activities	132.9	202.9	14.7
Net (decrease) increase in cash and cash equivalents	(5.9)	7.0	5.9
Cash and cash equivalents, beginning of year	17.8	10.8	4.9
Cash and cash equivalents, end of year	$11.9	$17.8	$10.8

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$23.5	$26.8	$25.8
Income taxes, net of refunds	$15.8	$11.3	$5.8

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

(Dollars in millions, except share amounts)

	Common Stock - Class A			Common Stock - Class B			Contingently Redeemable Common Stock			Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Common Stock in	Total Shareholders'
	Amount	# Shares		Amount	# Shares		Amount	# Shares		Amount	# Shares		Capital	Earnings	Loss	Treasury	Equity
Balance, October 29, 2015	$—	7,786,960 Sh.		$—	42,684,320 Sh.		$15.4	2,064,240 Sh.		$—	—		$204.6	$24.6	$—	$(4.6)	$224.6
Net income														30.2			30.2
Stock-based compensation expense													1.4				1.4
Redemption of common shares	—	(1,312,720 Sh.	)										(0.7)			(10.7)	(11.4)
Retirement of treasury stock													(2.9)	(12.4)		15.3	—
Change in value of contingently redeemable common stock							10.7							(10.7)			(10.7)
Reclassification of contingently redeemable common stock	—	456,480 Sh.					(3.8)	(456,480 Sh.	)				3.8				3.8
Balance, October 29, 2016	$—	6,930,720 Sh.		$—	42,684,320 Sh.		$22.3	1,607,760 Sh.		$—	—		$206.2	$31.7	$—	$—	$237.9
Net income														31.4			31.4
Stock-based compensation expense													5.3				5.3
Excess tax benefits from stock-based compensation expense													2.5				2.5
Change in value of contingently redeemable common stock							13.1							(13.1)			(13.1)
Reclassification of contingently redeemable common stock	—	1,607,760 Sh.					(35.4)	(1,607,760 Sh.	)				35.3				35.3
Reclassification of liability awards													26.5				26.5
Net proceeds from initial public offering										—	12,500,000 Sh.		253.6				253.6
Reclassification of shares of common stock	—	(8,538,480 Sh.	)	—	(42,684,320 Sh.	)				0.1	51,222,800 Sh.						0.1
Exercise of common stock options										—	423,150 Sh.		2.6				2.6
Dividends declared on common stock														(9.6)			(9.6)
Rounding of partial shares held prior to stock split											(5 Sh.	)					—
Balance, October 31, 2017	$—	—		$—	—		$—	—		$0.1	64,145,945 Sh.		$532.0	$40.4	$—	$—	$572.5
Net income														13.0			13.0
Other comprehensive loss, net of tax															(1.4)		(1.4)
Stock-based compensation expense													3.8				3.8
Exercise of common stock options										—	1,757,984 Sh.		9.7				9.7
Vesting of restricted stock, net of employee tax withholding										—	13,231 Sh.		(0.1)				(0.1)
Dividends declared on common stock														(12.8)			(12.8)
Repurchase and retirement of common stock										—	(3,233,352 Sh.	)	(53.3)				(53.3)
Balance, October 31, 2018	$—	—		$—	—		$—	—		$0.1	62,683,808 Sh.		$492.1	$40.6	$(1.4)	$—	$531.4

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services, serving a diversified customer base primarily in the United States through three segments: Fire & Emergency, Commercial and Recreation. The Company’s Fire & Emergency business is conducted primarily under the following brands: E-One, Ferrara, KME, AEV, Frontline, Horton, Leader, Marque, McCoy Miller, Road Rescue and Wheeled Coach. The Company’s Commercial business is conducted primarily under the following brands: Capacity, Champion, Collins, Eldorado, ENC, Federal, Goshen, Krystal, Laymor, Revability and World Trans. The Company’s Recreation vehicle business is conducted primarily under the following brands: American Coach, Fleetwood RV, Holiday Rambler, Lance Campers, Midwest Automotive Designs, Monaco and Renegade RV.

In the second quarter of fiscal year 2018, the Company made its initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”). The initial investment of $0.9 million is included in other long-term assets in the Company’s consolidated balance sheet as of October 31, 2018. REV has 10% equity interest in the China JV. During the third quarter of fiscal year 2018, the Company extended a loan to China JV in the amount of $6.7 million at the rate of 5% per annum. The principal and interest of the loan may be converted at the Company’s sole option into an equity interest in the China JV. The Company recorded its investment in the China JV under the equity method of accounting.

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.9% of REV Group’s voting equity as of December 16, 2018. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During fiscal years 2018, 2017 and 2016, the Company reimbursed its primary equity holder for out of pocket expenses in the amount of $0.9 million, $0.6 million and $0.2 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of REV and all of its subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: All references to “fiscal year 2018” relate to the year ended October 31, 2018. All references to “fiscal year 2017” relate to the year ended October 31, 2017. All references to “fiscal year 2016” relate to the year ended October 29, 2016. During fiscal year 2017, the Company changed its fiscal year end from the last Saturday to the last calendar day in October of each year and the Company’s fiscal quarters end on the last day of January, April, July and October.

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

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. Credit ratings of these financial institutions are monitored by management to mitigate risk of loss. At October 31, 2018, the Company had $11.7 million of uninsured cash balances in excess of Federal Depository Insurance Company limits.

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

The Company establishes a reserve for specific accounts receivable that are believed to be uncollectible, as well as an estimate of uncollectible receivables not specifically known. Historical trends and the Company’s current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for uncollectible accounts. Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Beginning balance	$1.1	$1.6	$0.8
Net recorded expense	0.6	0.8	1.0
Write-offs, net of recoveries/payments	(0.4)	(1.3)	(0.2)
Ending balance	$1.3	$1.1	$1.6

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, the majority of receivables are with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 13%, 15% and 15% of its net sales for fiscal years 2018, 2017 and 2016, respectively.

Inventories: Inventories are stated at the lower of aggregate cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. If inventory costs exceed expected net realizable value due to obsolescence or quantities on hand are in excess of expected demand, the Company records reserves for the difference between the cost and the expected net realizable value. These reserves are recorded based on various factors, including recent sales history and sales forecasts, industry market conditions, vehicle model changes and general economic conditions.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. The estimated useful lives are as follows:

Years
Buildings, related improvements & land improvements	5-39
Machinery & equipment	3-15
Computer hardware & software	3-10
Office, furniture & other	3-15

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

Under the quantitative method, the fair value of each reporting unit of the Company is determined by using primarily the income approach and involves the use of significant estimates and assumptions. The income approach involves discounting management’s projections of future interim and terminal cash flows to a present value at a risk-adjusted discount rate which corresponds with the Company’s and market-participant weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation and amortization expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the Company on a going-forward basis. The WACC represents a blended cost of equity and debt capital applicable to the Company based on observed market participant rates of return for a group of comparable public companies in the industry, utilizes market participant capital structure assumptions by reference to the industry’s average debt to total invested capital ratios, and is also being adjusted for relative risk premiums specific to each reporting unit tested. The terminal residual value is based upon the projected cash flow for the final projected year and is calculated using a capitalization rate based on estimates of growth of the net cash flows based on the Company’s estimate of sustainable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy.

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

When determining the fair value of indefinite-lived trade names, the Company uses the relief-from-royalty (“RFR”) method, within the income approach. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. Under the RFR method, an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s-length transaction if the subject intangible asset were licensed from an independent third party. The royalty savings are then calculated by multiplying a royalty rate, expressed as a percentage of revenues, times a determined applicable level of future revenues provided per each trade name as estimated by the Company. The royalty rate is based on research of industry and market data related to transactions involving the licensing of comparable intangible assets. The resulting future royalty savings are then discounted to their present value equivalent utilizing market participant rates of return, adjusted for relative risk premiums specific to each trade name as well as the reporting unit housing it. In considering the fair value of trade names, the Company also considers relative age, consistent use, quality, expansion possibilities, relative profitability, relative market potential, and how a market participant may employ these intangible assets from a financial and economic point of view.

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

Earnings (Loss) Per Common Share: Basic earnings per share represents net income divided by basic weighted-average number of common shares, including contingently redeemable shares outstanding during the period. Diluted earnings per share represents net income divided by diluted weighted average number of common shares outstanding. Diluted weighted average common shares outstanding includes the dilutive effect of additional potential common shares issuable from stock options, restricted stock units and performance stock units, and are determined using the treasury stock method.

Comprehensive Income (Loss): Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. As of October 31, 2018, accumulated other comprehensive loss was $1.4 million. Accumulated other comprehensive income (loss) balances as of October 31, 2017 and October 29, 2016 were immaterial to the Company’s consolidated financial statements.

Revenue Recognition: The Company recognizes revenue for sales of vehicles when contract terms are met, collectability is reasonably assured, and a product is shipped or risk of ownership has been transferred to and accepted by the customer. In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Periodically, certain customers request bill and hold transactions. In those cases, revenue recognition occurs upon the customer’s assumption of title and risk of ownership and when collectability is reasonably assured. At the time of revenue recognition, there is a schedule of delivery of the product consistent with the customer’s business practice, the product has been separated from our inventory, and the Company does not have any remaining performance obligations such that the earnings process is not complete.

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

The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy established by the Financial Accounting Standards Board (“FASB”). The Company applies a “market approach” or an “income approach” to determine fair value. The market approach method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. When determining the fair value measurements for assets and liabilities, which are required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. In the absence of significant market-based inputs, the Company will use an “income approach” to estimate the fair value of the asset. This approach is based on the principle that the present value of the expected income that can be generated from the ownership of the asset approximates its fair value. This approach generally includes management’s estimates of assumptions that market participants would use to price the asset or liability including, projected income, a time period over which that income can be earned and an estimate of risk-adjusted discount and capitalization rates. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

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

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements.

Assets and Liabilities Held for Sale: The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 6, "Divestiture Activities," of the notes to these consolidated financial statements for further information.

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

The Company includes interest and penalties related to income tax liabilities in the (benefit) provision for income taxes in the Company’s consolidated statements of income. Liabilities for income taxes payable, accrued interest and penalties that are due within one year of the balance sheet date are included in other current liabilities.

Stock-Based Compensation: Stock compensation expense for restricted stock unit awards is recorded over the vesting period based on the grant date fair value of the awards. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant.

Stock compensation expense for performance stock unit awards is recorded over the vesting period based on the grant date fair value of the awards and achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant.

For stock options, compensation expense is recorded over the agreed upon vesting term of the associated stock option grants and is measured based upon the estimation of fair value of on the grant date by applying the Black-Scholes option-pricing valuation model (the “Black-Scholes Model”). The application of the Black-Scholes Model required us to make certain assumptions such as the fair value of our common stock on the grant date, forfeitures of option grants and the rate of dividend payments on our common stock. Other assumptions utilized in the Black-Scholes Model include volatility of the share price of select peer public companies and the risk-free rate.

Prior to the Company’s IPO, the fair value of common stock was calculated by applying an earnings multiple to the Adjusted EBITDA over the previous 12 months, and deducting outstanding debt, then dividing by the number of shares of common stock outstanding. The assumption for forfeitures was based upon historical experience. As the Company had not historically paid dividends on common stock prior to the IPO, the Company assumed a 0% dividend rate for stock options issued prior to the IPO.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting pronouncements did not have a material impact on the Company’s consolidated financial statements:

•	Accounting Standard Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”)
•	ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”)

Accounting Pronouncements – To be Adopted

•

In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for the Company beginning November 1, 2018.

The Company developed a comprehensive project plan that included representatives from across all business segments. The project plan included steps for evaluating the standard’s impact on the Company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, identifying potential differences from applying the requirements of the new standard to its contracts, and providing updates on implementation progress.

The Company has substantially completed its evaluation of the impact of ASU 2014-09. The adoption of ASU 2014-09 is not expected to have a significant impact on our financial statement results on a go-forward basis.

The Company will adopt the standard on a modified retrospective basis. As a result of the adoption, the Company expects an immaterial net, after-tax cumulative effect adjustment to reduce Retained Earnings as of November 1, 2018. The Company is in the process of implementing appropriate changes, if any, to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606.

•

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). Topic 842 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company beginning November 1, 2019. The Company is currently reviewing the standard to determine any impact on the financial statements.

•

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, thereby eliminating the resulting stranded tax effect. The Company plans to early adopt ASU 2018-02 as of the beginning of fiscal year 2019 and does not expect it to have a material impact on its consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through December 19, 2018, the date on which the financial statements were available to be issued.

Note 3. Acquisitions

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

Lance Camper Manufacturing Acquisition

On January 12, 2018, the Company acquired 100% of the common shares of Lance Camper Mfg. Corp. and its sister company Avery Transport, Inc. (collectively, “Lance” and the “Lance Acquisition”). Lance designs, engineers and manufactures truck campers, towable campers and toy haulers. This acquisition gives the Company an entrance into the high volume towables segment of the recreational vehicle market. The purchase price paid for Lance was $67.9 million ($61.9 million net of $6.0 million cash acquired), which included an adjustment based on the level of net working capital at closing, as defined in the purchase agreement and was funded through the Company’s revolving credit facility. Lance is reported as part of the Recreation segment.

The Company will also pay up to an additional $10.0 million to the selling shareholders subsequent to the acquisition date in the form of deferred purchase price payable of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date as per the agreement terms. This deferred payment is being recognized as an expense in the Company’s consolidated statement of operations over the period of the agreement.

As of October 31, 2018, the Company had not completed its assessment of the fair value of all acquired assets and liabilities assumed, or of the determination of the final purchase price calculation, as defined in the purchase agreement. The preliminary purchase price allocation resulted in goodwill of $27.5 million, which is deductible for income tax purposes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Lance:

Assets:
Cash	$6.0
Accounts receivable, net	4.4
Inventories, net	10.3
Other current assets	0.3
Property, plant and equipment	4.6
Intangible assets, net	24.3
Other long-term assets	0.1
Total assets acquired	50.0
Liabilities:
Accounts payable	2.4
Accrued warranty	1.4
Other current liabilities	5.8
Other long-term liabilities	—
Total liabilities assumed	9.6
Net Assets Acquired	40.4
Consideration Paid	67.9
Goodwill	$27.5

Intangible assets acquired as a result of the Lance Acquisition are as follows:

Customer relationships (6 year life)	$12.7
Order backlog (1 year life)	1.8
Trademarks (indefinite life)	9.8
Total intangible assets, net	$24.3

Net sales and operating income attributable to Lance were $106.9 million and $9.6 million for fiscal year 2018, respectively.

Ferrara Fire Apparatus Acquisition

On April 25, 2017, the Company acquired 100% of the common shares of Ferrara Fire Apparatus, Inc. (“Ferrara” and the “Ferrara Acquisition”). Ferrara is a leading custom fire apparatus and rescue vehicle manufacturer that engineers and manufactures vehicles for municipal and industrial customers. This acquisition enhances the Company’s emergency vehicle product offering, particularly with custom fire apparatus including pumpers, aerials, and industrial vehicles. The final purchase price for Ferrara was $97.8 million ($94.8 million net of $3.0 million cash acquired) which included a subsequent adjustment of $2.3 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility and Term Loan. Ferrara is reported as part of the Fire & Emergency segment. The final purchase price allocation resulted in goodwill of $31.7 million, which is not deductible for income tax purposes.

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

Net sales and operating income attributable to Ferrara were $122.9 million and $7.7 million for the fiscal year 2018, respectively.

Midwest Automotive Designs Acquisition

On April 13, 2017, the Company acquired certain assets and liabilities of Midwest Automotive Designs (“Midwest” and the “Midwest Acquisition”). Midwest manufactures Class B recreational vehicles (“RVs”) and luxury vans. This acquisition enhances the Company’s product offerings in its Recreation segment, by adding a selection of Class B recreational vehicles and multiple products for the luxury limousine, charter and tour bus markets. The final purchase price for Midwest was $34.9 million (net of cash acquired), which included a subsequent adjustment of $0.5 million received from the seller based on the level of net working capital on the acquisition date. The net cash consideration paid at closing was funded through the Company’s revolving credit facility. Midwest is reported as part of the Recreation segment. The final purchase price allocation resulted in goodwill of $12.9 million, which is deductible for income tax purposes.

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

Net sales and operating income attributable to Midwest were $67.0 million and $5.3 million for fiscal year 2018, respectively.

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

Net sales and operating income attributable to Renegade were $133.2 million and $16.3 million for fiscal year 2018, respectively.

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2018	October 31, 2017
Chassis	$53.3	$54.7
Raw materials	188.4	162.5
Work in process	195.7	180.1
Finished products	91.6	68.4
	529.0	465.7
Less: reserves	(15.0)	(13.3)
Total inventories, net	$514.0	$452.4

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2018	October 31, 2017
Land & land improvements	$23.9	$25.5
Buildings & improvements	102.5	104.2
Machinery & equipment	77.1	67.7
Rental fleet	35.4	20.3
Computer hardware & software	56.1	39.7
Office furniture & fixtures	5.1	5.0
Construction in process	14.7	34.8
	314.8	297.2
Less: accumulated depreciation	(100.5)	(80.1)
Total property, plant and equipment, net	$214.3	$217.1

Depreciation expense for fiscal years 2018, 2017 and 2016 was $27.9 million, $22.9 million and $15.2 million, respectively.

Note 6. Divestiture Activities

The Company regularly reviews its businesses and assets for those which may no longer be aligned with the Company’s long-term strategic and financial objectives. As a result of this review, at October 31, 2018, management decided to divest certain businesses and assets which include the Revability business, one Regional Technical Center (“RTC”), the Company’s rental fleet, and certain other assets. On December 19, 2018, the Company signed a definitive purchase agreement for the sale of its mobility van business, Revability, with annual sales of approximately $40 million. All assets and operations at the Clarkston and Davisburg, Michigan facilities identified on “Item 2. Properties” will be transferred to the buyer. This divestiture and the other anticipated divestitures are expected to generate cash of approximately $40 million in fiscal year 2019 and allow management and the Company to focus their time and financial resources on the remaining core businesses and assets.

The assets and liabilities related to the businesses that met the held for sale criteria are reflected in the consolidated balance sheet as of October 31, 2018 at estimated fair value, less cost to sell. The other assets are reflected in the consolidated balance sheet at net realizable value within inventory and property and equipment. The Company expects to sell these businesses and other assets within one year from the balance sheet date and classified the aforementioned fair value estimates within Level 3 of the fair value hierarchy, as the significant inputs are not observable. A non-cash impairment charge of $35.6 million was recorded as of October 31, 2018 that relates to both the assets held for sale and other assets that management intends to monetize or are otherwise impaired which include the Company’s rental fleet, inventory from discontinued product lines and certain information system assets.

The major classes of assets and liabilities held for sale were as follows: property, plant and equipment, net—$11.5 million, inventories, net—$11.4 million, accounts receivable, net—$2.9 million, other current assets—$0.5 million, accounts payable—$3.9 million and other current liabilities—$1.6 million.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2018	October 31, 2017
Fire & Emergency	$88.6	$88.3
Commercial	28.7	28.7
Recreation	44.5	16.2
Total goodwill	$161.8	$133.2

The change in the net carrying value amount of goodwill consisted of the following:

	October 31, 2018	October 31, 2017
Balance at beginning of period	$133.2	$84.5
Activity during the year:
Activity from prior year acquisitions	2.4	—
Activity from current year acquisitions	27.5	48.7
Activity attributable to assets held for sale	(1.3)	—
Balance at end of period	$161.8	$133.2

Intangible assets (excluding goodwill) consisted of the following:

	Weighted- Average Life	October 31, 2018	October 31, 2017
Finite-lived intangible assets:
Customer relationships	8.0	124.7	112.0
Order backlog	1.0	6.7	4.7
Non-compete agreements	5.0	2.0	2.0
Trade names	7.0	3.5	3.5
Technology-related	7.0	0.7	1.7
		137.6	123.9
Less: accumulated amortization		(78.9)	(62.1)
		58.7	61.8
Indefinite-lived trade names		115.9	106.1
Total intangible assets, net		$174.6	$167.9

Amortization expense was $18.1 million, $14.9 million and $9.4 million for fiscal years 2018, 2017 and 2016, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2019—$15.0 million, 2020—$11.5 million, 2021—$8.6 million, 2022—$8.2 million and 2023—$5.7 million.

Note 8. Other Current Liabilities

Other current liabilities consisted of the following:

	October 31, 2018	October 31, 2017
Payroll and related benefits and taxes	$22.5	$21.6
Incentive compensation	—	11.7
Customer sales programs	5.8	6.2
Restructuring costs	0.5	0.6
Interest payable	1.9	1.5
Income taxes payable	—	11.2
Dividends payable	3.2	3.2
Deferred purchase price payment	4.0	—
Other	17.6	14.2
Total other current liabilities	$55.5	$70.2

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2018	October 31, 2017
Senior secured facility:
Revolving credit ABL facility	$300.0	$157.0
Term Loan, net of debt issuance costs ($1.9 and $1.8)	121.9	72.9
	421.9	229.9
Less: current maturities	(1.3)	(0.8)
Long-term debt, less current maturities	$420.6	$229.1

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.9 million of debt issuance costs related to the April 2017 ABL Facility. The amount of debt issuance costs is included in other long-term assets in the Company’s consolidated balance sheet as of October 31, 2018.

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

On December 22, 2017 the Company exercised a $100.0 million incremental borrowing capacity option under the April 2017 ABL Facility, which increased total borrowing capacity under the facility from $350.0 million to $450.0 million. The Company incurred an additional $0.4 million of debt issuance costs related to the incremental borrowing capacity option under the April 2017 ABL Facility.

Revolving Loans under the April 2017 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0%), subject to adjustment based on utilization in accordance with the ABL Agreement. Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of October 31, 2018. As of October 31, 2018, the Company’s availability under the April 2017 ABL Facility was $137.0 million.

October 2013 ABL Facility

On April 25, 2017, the Company repaid all outstanding loans and obligations under its $150.0 million senior secured revolving credit and guaranty agreement (the “ABL Facility”) in full, and that ABL Facility was terminated and resulted in a $0.7 million loss on early extinguishment of debt, which consisted entirely of the write-off of unamortized debt issuance costs.

Term Loan

Effective April 25, 2017, the Company entered into a $75.0 million term loan agreement (“Term Loan” and “Term Loan Agreement”), as Borrower with certain subsidiaries of the Company, acting as guarantors of debt. Principal may be prepaid at any time during the term of the Term Loan without penalty. The Company incurred $2.0 million of debt issuance costs related to the Term Loan.

The Term Loan Agreement allows for incremental facilities in an aggregate amount of up to $125.0 million. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The Term Loan agreement requires quarterly payments of 0.25% of the original principal balance, with remaining principal payable at maturity, April 25, 2022.

On July 18, 2018, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $75.0 million to $125.0 million. The Company incurred an additional $0.6 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

Applicable interest rate margins for the Term Loan are 2.50% for base rate loans and 3.50% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans, and is payable monthly or quarterly for all Eurodollar rate loans.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement requires the Company to maintain a specified secured leverage ratio of 3.50 to 1.00.

The Company was in compliance with all financial covenants under the Term Loan as of October 31, 2018.

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

Note 10. Warranties

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

Changes in the Company’s warranty liability consisted of the following:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017
Balance at beginning of year	$40.2	$38.8
Warranty provisions	24.1	29.5
Settlements made	(32.0)	(34.0)
Warranties for current year acquisitions	1.4	6.7
Changes in liability of pre-existing warranties	(2.9)	(0.8)
Balance at end of year	$30.8	$40.2

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2018	October 31, 2017
Current liabilities	$19.0	$26.0
Other long-term liabilities	11.8	14.2
Total warranty liability	$30.8	$40.2

Note 11. Leases

Certain administrative and production facilities and equipment are leased under long-term, non-cancelable operating lease agreements. Most leases contain renewal options for varying periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the property.

Total rental expenses for property, plant and equipment charged to operations under non-cancelable operating leases was $8.3 million, $4.9 million and $3.7 million during fiscal years 2018, 2017 and 2016, respectively.

Future minimum lease payments due under operating leases for the subsequent five fiscal years are as follows:

2019	$2.1
2020	2.1
2021	1.9
2022	1.9
2023	1.7

Note 12. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $9.7 million, $7.1 million and $6.1 million during fiscal years 2018, 2017 and 2016, respectively.

Note 13. Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of October 31, 2018, the Company had $46.7 million of authorization remaining under this program. During fiscal year 2018, the

Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47.

Note 14. Stock Compensation

The 2016 Omnibus Incentive Plan (the “2016” Plan”) has 8,000,000 shares authorized for issuance with approximately 673,957 shares remaining at October 31, 2018. The 2016 Plan replaced the 2010 Long-Term Incentive Plan (the “2010 Plan”) in January 2017 in connection with our IPO. While no new awards will be granted under the 2010 Plan, awards previously made under that plan that were outstanding as of the approval date of the 2016 Plan will remain outstanding and continue to be governed by the provisions of the 2010 Plan.

Stock-based compensation consists of service-based and performance-based share awards that typically vest over a period of one to five years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service. Prior to our IPO, we had granted stock options that have a term of up to 10 years and typically vest over a period of one to four years. No options have been granted subsequent to the IPO.

For fiscal years 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $6.3 million, $26.6 million and $19.7 million, respectively, as selling, general and administrative expenses in the Company’s consolidated statements of income. The actual income tax benefit realized totaled $1.7 million, $10.1 million and $7.5 million for those same periods.

Restricted Stock Units Awards: The Company has granted restricted stock units to certain employees and non-employee directors.

The change in the number of unvested restricted stock units outstanding consisted of the following:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	59,192	$25.44
Granted	417,197	$26.18
Exercised	(17,637)	$25.37
Cancelled	(44,719)	$28.78
Outstanding, October 31, 2018	414,033	$25.83

Restricted stock awards generally vest over a three to four-year service period following the grant date.

As of October 31, 2018, the Company had $8.3 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 3 years.

Performance Stock Units Awards: The Company has granted performance stock units to certain employees as follows:

	Performance Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, October 31, 2017	73,101	$27.36
Granted	121,167	$22.70
Vested	—	—
Cancelled	—	—
Outstanding, October 31, 2018	194,268	$24.45

Performance stock unit awards generally vest over a three to four-year service period following the grant date.

As of October 31, 2018, the Company had $2.1 million of unrecognized compensation expense related to performance stock awards, which will be recognized over a weighted-average period of 3.4 years.

Stock Option Awards: Prior to the Company’s IPO, stockholders were party to a shareholder’s agreement that was amended and restated in its entirety. Due to provisions in that shareholders agreement, a shareholder could put his or her shares to us under certain circumstances. As such, certain outstanding stock options were considered liability awards and were recorded at intrinsic value, which is the difference between the estimated fair value of the Company’s common stock and the option strike price and recognized as a liability on the Company’s consolidated balance sheet. Upon becoming a public entity, the Company recorded the liability awards at fair value. As a result of the IPO, the aforementioned put rights expired and the outstanding options were no longer considered liability awards and the fair value of the options were reclassified to shareholders’ equity. The fair value of the liability share awards was $26.5 million on the date of the Company’s IPO.

Stock option activity for fiscal years 2018 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value of In-the- Money Options
Outstanding at October 31, 2017	3,063,668	$5.80	6.8	$61,282
Granted	—	—	—	—
Exercised	(1,757,984)	5.53	—	—
Cancelled	(499,934)	4.61	—	—
Outstanding at October 31, 2018	805,750	$7.12	6.3	$3,055
Exercisable at October 31, 2018	644,134	$7.32	—	$2,311

The aggregate intrinsic value above reflects the total pre-tax intrinsic value (the difference between the per share fair value of the Company’s stock and the exercise price of the stock options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on October 31, 2018 and October 31, 2017. The intrinsic value of the Company’s stock options changes based on the changes in the share price of the Company’s common stock.

As of October 31, 2018, the Company had $0.8 million of unrecognized compensation expense related to stock options, which will be recognized over a weighted-average period of 1.2 years.

Note 15. Restructuring Charges

In the first and second quarters of fiscal year 2018, the Company undertook cost reduction initiatives related to its Fire & Emergency, Commercial and Recreation segments, as well as its corporate office. Costs incurred in the first quarter of fiscal year 2018 consisted of personnel costs, including severance, and other employee benefit payments, as well as facility closure expenses in the Recreation segment. Costs incurred in the second and third quarters of fiscal year 2018 relating to these initiatives consisted of personnel costs, including severance and other employee benefit payments, and facility lease termination expenses in the Recreation segment and its former Miami corporate office location.

Restructuring expenses for fiscal year 2016 and fiscal year 2017 are associated with the restructuring of the management functions and various product lines across the Company, including but not limited to severance, lease termination and other associated expenses.

A summary of the changes in the Company’s restructuring liability is as follows:

	2018 Restructuring	2017 Restructuring	2016 Restructuring	Total
Balance at October 29, 2016	$—	$—	$0.9	$0.9
Expenses Incurred	—	1.5	3.0	4.5
Amounts Paid	—	(0.9)	(3.9)	(4.8)
Balance at October 31, 2017	$—	$0.6	$—	$0.6
Expenses Incurred	7.2	—	—	7.2
Amounts Paid	(6.9)	(0.4)	—	(7.3)
Balance at October 31, 2018	$0.3	$0.2	$—	$0.5

Note 16. Income Taxes

Income before (benefit) provision for income taxes is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Domestic	$5.2	$54.7	$43.2
Foreign	(3.0)	(4.6)	—
Income before (benefit) provision for income taxes	$2.2	$50.1	$43.2

(Benefit) provision for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Current:
Federal	$(6.8)	$12.1	$12.6
State	0.1	3.7	4.1
Foreign	—	—	—
Total Current	$(6.7)	$15.8	$16.7
Deferred:
Federal	(6.4)	4.6	(2.3)
State	0.9	(0.1)	(1.4)
Foreign	1.4	(1.6)	—
Total Deferred	(4.1)	2.9	(3.7)
(Benefit) provision for income taxes	$(10.8)	$18.7	$13.0

Income tax (benefit)/expense at the federal statutory rate is reconciled to the Company’s (benefit) provision for income taxes as follows:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Income tax expense at federal statutory rate	$0.5	$17.5	$15.1
Taxes on foreign income which differ from the U.S. statutory rate	(0.3)	0.1	—
State expense	0.5	2.3	1.6
Deferred tax adjustments	—	—	(1.5)
Manufacturing and research incentives	(2.7)	(2.1)	(3.0)
Nondeductible items	0.7	0.9	1.0
Uncertain tax positions	(0.4)	—	0.5
Valuation allowance	2.2	—	—
Remeasurement of deferred taxes - U.S. Tax Reform	(11.3)	—	—
Other items	—	—	(0.7)
(Benefit) provision for income taxes	$(10.8)	$18.7	$13.0

Tax benefit for fiscal year 2018 was favorably impacted by the decrease in the U.S. tax rate and revaluation of net deferred tax liabilities, both as a result of tax legislation in the United States. Tax benefit was also favorably impacted by tax incentives for U.S. manufacturing and research, some of which can be attributed to federal provision-to-return adjustment. Tax benefit was unfavorably impacted by the addition of a valuation allowance on the deferred tax assets in Brazil.

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

U.S. GAAP requires the impact of tax legislation be recognized in the period in which the law was enacted. In accordance with SEC Staff Accounting Bulletin No. 118, the Company recorded the estimated income tax impact of the Tax Reform Act during the first quarter and updated the estimate each quarter thereafter. For the fiscal year ended October 31, 2018, the Company recorded a cumulative tax benefit of $11.3 million due to the remeasurement of net deferred tax liabilities. Although the $11.3 million tax benefit represents what the Company believes is a reasonable estimate of the income tax effects of the Tax Reform Act on its consolidated financial statements as of October 31, 2018, it is a provisional amount and will be impacted by the Company’s ongoing analysis of the legislation. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal year 2019.

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

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017
Deferred tax assets:
Product warranty	$7.9	$15.8
Inventory	6.7	7.7
Deferred employee benefits	1.7	13.8
Net operating loss and credit carryforwards	13.6	6.2
Other reserves and allowances	2.5	3.4
Gross deferred tax assets	32.4	46.9
Less valuation allowance	(2.3)	(0.1)
Deferred tax assets	30.1	46.8
Deferred tax liabilities:
Intangible assets	(28.4)	(45.9)
Property, plant and equipment	(20.6)	(20.6)
Other	(0.9)	(1.3)
Deferred tax liabilities	(49.9)	(67.8)
Net deferred tax liability	$(19.8)	$(21.0)

The net deferred tax assets/ (liabilities) recorded in the consolidated balance sheet are as follows:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017
Noncurrent deferred tax asset	$0.1	$1.5
Noncurrent deferred tax liability	(19.9)	(22.5)
Net deferred tax liability	$(19.8)	$(21.0)

As of each balance sheet date, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal year 2018, the Company recorded a valuation allowance against its net deferred tax asset in Brazil as the Company does not expect to utilize them. As a result, the Company recognized $2.2 million of tax expense in fiscal year 2018. As of October 31, 2018, and October 31, 2017, the Company has a valuation allowance of $2.3 million and $0.1 million, respectively.

The Company will continue to evaluate its valuation allowance requirements in light of changing facts and circumstances and may adjust its deferred tax valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowance in the future. Such changes in the deferred tax asset valuation allowances could have a material effect on operating results.

At October 31, 2018, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $36.8 million, some of which are subject to annual limitations and begin to expire in 2029. The Company has state net operating loss carryforwards of $20.2 million, which begin to expire in 2027. The Company also has net operating loss carryforwards generated in Canada of $0.6 million, which are offset by a valuation allowance because the losses are projected to expire prior to being utilized. In addition, the Company has net operating loss carryforwards of $4.1 million generated in Brazil, which are offset by a valuation allowance because the Company does not expect to utilize them. The Company has general business tax and AMT credit carryforwards for federal income tax purposes of $1.9 million. The Company also has state credit carryforwards of $1.3 million.

The Company, or one of its subsidiaries, files income tax returns in the U.S, Canada, Brazil, Singapore and various state jurisdictions. With few exceptions, fiscal years 2015, 2016 and 2017 remain open to tax examination by Brazilian, Canadian and U.S. federal and state tax authorities.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of October 31, 2018, the company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
During fiscal years 2018, 2017 and 2016, the Company recognized in the consolidated statement of income $(0.1) million, $0.0 million, and $0.2 million, respectively, for interest and penalties related to uncertain tax liabilities, which the Company recognizes as a part of its (benefit) provision for income taxes. As of October 31, 2018, and October 31, 2017, the Company has accrued interest and penalties of $0.1 million and $0.2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Balance at beginning of year	$2.6	$2.7	$4.2
Additions (reductions) for tax positions in prior year	0.3	0.1	(1.5)
Additions for tax positions in current year	0.3	0.1	0.2
Cash settlements with taxing authorities	(0.2)	—	—
Statute of limitations	(0.9)	(0.3)	(0.2)
Balance at end of year	$2.1	$2.6	$2.7

If recognized, $2.2 million, $2.9 million, and $2.9 million of the Company’s unrecognized tax benefits as of October 31, 2018, October 31, 2017 and October 29, 2016 respectively, would affect the Company’s effective income tax rate. A portion of the unrecognized tax benefits relate to state tax issues of acquired companies for which the Company will be indemnified by the seller. As such, an offsetting asset in the amount of $0.9 million is included in other long-term assets.

During the next twelve months, it is reasonably possible that federal and state tax resolutions could reduce unrecognized tax benefits and income tax expense by up to $0.2 million, either because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

Note 17. Commitments and Contingencies

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2018	October 31, 2017
Performance, bid and specialty bonds	$228.2	$272.2
Open standby letters of credit	13.0	7.2
Total	$241.2	$279.4

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $54.5 million and $85.9 million as of October 31, 2018 and October 31, 2017, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $310.5 million and $288.5 million as of October 31, 2018, and October 31, 2017, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2018 and October 31, 2017 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $25.2 million at October 31, 2018 and $0.6 million at October 31, 2017. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Environmental Remediation Costs: The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the Company’s consolidated balance sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change. At October 31, 2018 and October 31, 2017, the total accrual for environmental remediation costs was immaterial.

Other Matters: The Company is, from time to time, party to various legal proceedings arising out of ordinary course of business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims, which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the business, financial condition or results of operations.

A consolidated federal putative securities class action in the Central District of California and a consolidated state putative securities class action in the Eastern District of Wisconsin are pending against us and certain of our officers and directors, each on behalf of a putative class of purchasers of our common stock in or traceable to the Company’s January 2017 IPO and of purchasers in our secondary offering of common stock in October 2017, as well as, for the federal action, purchasers from October 10, 2017 through June 7, 2018. The actions also name certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions allege certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934.

Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted with respect to the IPO, and the Company expects the underwriters to do the same in regard to the claims asserted with respect to the October 2017 offering. The Company and the other defendants intend to defend these lawsuits vigorously. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on the Company or its operations.

The Company is subject to certain other legal proceedings that arise in the ordinary course of business. Although the results of all such other matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Note 18. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding including shares of contingently redeemable common stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Basic weighted-average common shares outstanding	63,966,977	60,738,242	51,587,200
Dilutive stock options	1,242,644	1,652,521	186,560
Dilutive restricted stock units	548	14,729	—
Dilutive performance stock units	—	—	—
Diluted weighted-average common shares	65,210,169	62,405,492	51,773,760

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016

Anti-Dilutive Stock Options	97,085	—	2,312,000
Anti-Dilutive Restricted Stock Units	574,359	—	—
Anti-Dilutive Performance Stock Units	91,509	—	—
Anti-Dilutive Common Stock Equivalents	762,953	—	2,312,000

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

Commercial: This segment includes Collins Bus, Champion Bus, Inc., ENC, ElDorado National (Kansas), Inc., Revability, Capacity, Lay-Mor and REV Coach. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, Inc., ENC, ElDorado National (Kansas), Inc. and Revability manufacture, market and distribute shuttle buses and mobility vans for transit, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

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

Selected financial information of the Company’s segments is as follows:

	Fiscal Year 2018
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$956.6	$638.5	$811.9	$(25.7)	$2,381.3
Depreciation and amortization	$15.3	$10.0	$13.4	$7.3	$46.0
Capital expenditures	$7.9	$4.2	$9.7	$18.8	$40.6
Total assets	$612.4	$293.2	$383.2	$119.3	$1,408.1
Adjusted EBITDA	$86.0	$38.1	$60.4	$(36.5)

	Fiscal Year 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$984.0	$620.1	$659.8	$3.9	$2,267.8
Net Sales—Intersegment	$—	$9.4	$12.9	$(22.3)	$—
Depreciation and amortization	$14.6	$8.5	$11.0	$3.7	$37.8
Capital expenditures	$9.5	$6.4	$5.5	$32.6	$54.0
Total assets	$606.0	$281.6	$263.9	$102.9	$1,254.4
Adjusted EBITDA	$109.5	$50.5	$36.2	$(33.7)

	Fiscal Year 2016
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$768.1	$679.0	$478.1	$0.8	$1,926.0
Net Sales—Intersegment	$—	$—	$10.6	$(10.6)	$—
Depreciation and amortization	$9.7	$8.1	$5.0	$1.8	$24.6
Capital expenditures	$9.6	$5.9	$3.6	$18.4	$37.5
Total assets	$411.0	$269.0	$172.0	$37.0	$889.0
Adjusted EBITDA	$85.2	$53.4	$11.0	$(26.8)

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2018, 2017 and 2016:

	Fiscal Year 2018
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$938.2	$3.3	$15.1	$956.6
Commercial	632.3	—	6.2	638.5
Recreation	808.2	—	3.7	811.9
Corporate, Other & Elims	(26.2)	0.1	0.4	(25.7)
Total Net Sales	$2,352.5	$3.4	$25.4	$2,381.3

	Fiscal Year 2017
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$969.4	$0.9	$13.7	$984.0
Commercial	610.8	—	9.3	620.1
Recreation	656.5	—	3.3	659.8
Corporate & Other	3.9	—	—	3.9
Total Net Sales—External Customers	$2,240.6	$0.9	$26.3	$2,267.8
Intersegment Sales	$22.3	—	—	—
Corporate Eliminations	(22.3)	—	—	—

	Fiscal Year 2016
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$758.5	$0.7	$8.9	$768.1
Commercial	672.6	0.5	5.9	679.0
Recreation	475.0	—	3.1	478.1
Corporate and other	0.8	—	—	0.8
Total Net Sales—External Customers	$1,906.9	$1.2	$17.9	$1,926.0
Intersegment Sales	$10.6	—	—	—
Corporate Eliminations	(10.6)	—	—	—

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision (benefit) for income taxes, as adjusted for transaction expenses, sponsor expenses, restructuring costs, loss on early extinguishment of debt, certain legal matters, non-cash purchase accounting expenses, stock-based compensation expense, initial public company costs, impairment charges, losses attributable to assets held for sale, and deferred purchase price payment which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to income before provision for income taxes is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 29, 2016
Fire & Emergency Adjusted EBITDA	$86.0	$109.5	$85.2
Commercial Adjusted EBITDA	38.1	50.5	53.4
Recreation Adjusted EBITDA	60.4	36.2	11.0
Corporate and Other Adjusted EBITDA	(36.5)	(33.7)	(26.8)
Depreciation and amortization	(45.5)	(37.8)	(24.6)
Interest expense, net	(25.3)	(20.7)	(29.2)
Benefit (provision) for income taxes	12.2	(18.7)	(13.0)
Transaction expenses	(2.8)	(5.2)	(1.6)
Sponsor expenses	(0.9)	(0.6)	(0.2)
Restructuring costs	(7.0)	(4.5)	(3.5)
Stock-based compensation expense	(6.3)	(26.6)	(19.7)
Non-cash purchase accounting	(0.9)	(5.1)	(0.8)
Loss on early extinguishment of debt	-	(11.9)	-
Legal matters	(5.5)	-	-
First year public company costs	(1.5)	-	-
Impairment charges	(35.6)	-	-
Losses attributable to assets held for sale	(9.9)	-	-
Deferred purchase price payment	(6.0)	-	-
Net Income	$13.0	$31.4	$30.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2018 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will appear in our definitive proxy statement for our 2019 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated in this item by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our Proxy Statement, which sections are incorporated in this item by reference. The information required by Item 407(e)(4) of Regulation S-K will be included under the caption “Corporate Governance–Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which section is incorporated in this item by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following information required under this item is filed as a part of this report:
(1)	Consolidated Balance Sheets as of October 31, 2018 and October 31, 2017

For the Fiscal Years Ended October 31, 2018, October 31, 2017, and October 29, 2016:

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto in this Form 10-K.

(2)	Exhibits

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

10.17

REV Group, Inc. Non-Employee Directors Compensation (Incorporated by reference to Exhibit 10.19 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.18*	Consulting Agreement, dated June 25, 2018, between the Registrant and Pamela S. Krop

10.19

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Marcus Berto (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.20

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Pamela S. Krop (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.21

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Dean J. Nolden (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.22

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Barbara S. Stephens (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.23

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Timothy W. Sullivan (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

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

REV Group, Inc.

Date: December 19, 2018	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 19, 2018.

Signature	Title	Date
/s/ Timothy Sullivan	Director and Chief Executive Officer
Timothy Sullivan	(Principal Executive Officer)	December 19, 2018

/s/ Dean Nolden	Chief Financial Officer
Dean Nolden	(Principal Financial Officer and Principal Accounting Officer)	December 19, 2018

/s/ Paul Bamatter	Director
Paul Bamatter		December 19, 2018

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		December 19, 2018

/s/ Dino Cusumano	Director
Dino Cusumano		December 19, 2018

/s/ Charles Dutil	Director
Charles Dutil		December 19, 2018

/s/ Justin Fish	Director
Justin Fish		December 19, 2018

/s/ Kim Marvin	Director
Kim Marvin		December 19, 2018

/s/ Joel Rotroff	Director
Joel Rotroff		December 19, 2018

/s/ Donn Viola	Director
Donn Viola		December 19, 2018