Form 10-Q
period 2019-01-31
REV Group, Inc.
filed 2019-03-06
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 4, 2019, the registrant had 62,806,571 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share and per share amounts)

	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13.5	$11.9
Accounts receivable, net	225.0	266.9
Inventories, net	529.8	514.0
Other current assets	25.5	24.0
Assets held for sale	19.8	26.3
Total current assets	813.6	843.1
Property, plant and equipment, net	214.0	214.3
Goodwill	159.8	161.8
Intangibles assets, net	172.2	174.6
Other long-term assets	15.0	14.3
Total assets	$1,374.6	$1,408.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.3	$1.3
Accounts payable	163.9	218.1
Customer advances	112.0	117.8
Accrued warranty	18.1	19.0
Other current liabilities	49.9	55.5
Liabilities held for sale	5.9	5.5
Total current liabilities	351.1	417.2
Long-term debt, less current maturities	470.4	420.6
Deferred income taxes	22.8	19.9
Other long-term liabilities	14.2	18.0
Total liabilities	858.5	875.7
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 62,798,045 and 62,683,808 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	493.6	492.1
Retained earnings	22.8	40.6
Accumulated other comprehensive loss	(1.4)	(1.4)
Total REV's shareholders' equity	515.1	531.4
Non-controlling interest	1.0	1.0
Total shareholders' equity	516.1	532.4
Total liabilities and shareholders' equity	$1,374.6	$1,408.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Other Comprehensive (Loss) Income

(Dollars in millions, except per share amounts)

	Three Months Ended January 31,
	2019	2018
Net sales	$518.7	$514.9
Cost of sales	472.4	462.3
Gross profit	46.3	52.6
Operating expenses:
Selling, general and administrative	47.8	41.1
Research and development costs	1.3	1.7
Amortization of intangible assets	4.6	4.7
Restructuring	1.1	4.1
Impairment charges	2.7	—
Total operating expenses	57.5	51.6
Operating (loss) income	(11.2)	1.0
Interest expense, net	7.8	5.4
Loss before benefit for income taxes	(19.0)	(4.4)
Benefit for income taxes	(4.4)	(13.8)
Net (loss) income	$(14.6)	$9.4

Other comprehensive loss, net of tax	—	(0.3)
Comprehensive (loss) income	$(14.6)	$9.1

Income (loss) per common share:
Basic	$(0.23)	$0.15
Diluted	$(0.23)	$0.14
Dividends declared per common share	$0.05	$0.05

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(14.6)	$9.4
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12.4	11.0
Amortization of debt issuance costs	0.4	0.4
Stock-based compensation expense	1.4	1.8
Deferred income taxes	2.9	(10.4)
Gain on disposal of property, plant and equipment	(0.3)	(1.6)
Impairment charges	2.7	—
Changes in operating assets and liabilities, net of effects of business acquisitions	(44.3)	(83.0)
Net cash used in operating activities	(39.4)	(72.4)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6.3)	(13.6)
Purchase of rental fleet vehicles	(3.0)	(5.3)
Proceeds from sale of property, plant and equipment	2.1	3.9
Acquisition of businesses, net of cash acquired	—	(57.9)
Net cash used in investing activities	(7.2)	(72.9)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	51.2	142.3
Payment of dividends	(3.1)	(3.2)
Other financing activities	0.1	1.1
Net cash provided by financing activities	48.2	140.2
Net increase (decrease) in cash and cash equivalents	1.6	(5.1)
Cash and cash equivalents, beginning of period	11.9	17.8
Cash and cash equivalents, end of period	$13.5	$12.7

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$7.4	$4.7
Income taxes, net of refunds	$(8.4)	$—

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Loss	Equity
Balance, October 31, 2017	$0.1	64,145,945 Sh.	$532.0	$40.4	$—	$572.5
Net income				9.4		9.4
Other comprehensive loss, net of tax					(0.3)	(0.3)
Stock-based compensation expense			0.5			0.5
Exercise of common stock options	—	418,116 Sh.	2.8			2.8
Vesting of restricted stock, net of employee tax withholding	—	9,688 Sh.	(0.1)			(0.1)
Dividends declared on common stock				(3.2)		(3.2)
Balance, January 31, 2018	$0.1	64,573,749 Sh.	$535.2	$46.6	$(0.3)	$581.6

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Loss	Equity
Balance, October 31, 2018	$0.1	62,683,808 Sh.	$492.1	$40.6	$(1.4)	$531.4
Net loss				(14.6)		(14.6)
Other comprehensive income (loss), net of tax					—	—
Stock-based compensation expense			1.4			1.4
Exercise of common stock options	—	20,000 Sh.	0.1			0.1
Vesting of restricted and performance stock, net of shares withheld for employee taxes	—	94,237 Sh.	—			—
Dividends declared on common stock				(3.2)		(3.2)
Balance, January 31, 2019	$0.1	62,798,045 Sh.	$493.6	$22.8	$(1.4)	$515.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The condensed unaudited consolidated financial statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly REV’s consolidated financial position as of January 31, 2019, and October 31, 2018, and the consolidated results of operations and comprehensive (loss) income for the three months ended January 31, 2019 and January 31, 2018 and the consolidated cash flows for the three months then ended. The condensed unaudited consolidated statements of operations and comprehensive (loss) income for the three months ended January 31, 2019, and January 31, 2018 are not necessarily indicative of the results to be expected for the full year. The condensed unaudited consolidated balance sheet data as of October 31, 2018, was derived from audited financial statements, but does not include all of information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.8% of REV Group’s voting equity as of March 4, 2019. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended January 31, 2019 and January 31, 2018, the Company reimbursed expenses of its primary equity holder in the amount of $0.5 million and $0.2 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.5 million and $0.2 million for the three months ended January 31, 2019, and January 31, 2018, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting pronouncements did not have a material impact on the Company’s consolidated financial statements:

•	ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”)
•

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers. The standard superseded most current revenue recognition guidance.

The Company adopted the new guidance on November 1, 2018 and applied the standard to all of its contracts using the modified retrospective approach. Under this method, the Company must recognize the cumulative effect of the changes in retained earnings on the date of adoption. The Company has determined the adoption of ASU 2014-09 did not have a material impact on its financial statements at the date of adoption. Accordingly, no cumulative effect adjustment to retained earnings was required and there are no other financial statement line items that were impacted by the adoption.

Accounting Pronouncements – To be adopted

•

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842). Topic 842 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company beginning November 1, 2019. The Company is currently reviewing the standard to determine any impact on the financial statements.

Note 2. Revenue Recognition

Substantially all of the Company’s revenue is recognized from contracts with customers with product shipment destinations in the United States and Canada. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. The Company made an accounting policy election so that the transaction price excludes sales and usage-based taxes collected.

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. The Company has made an accounting policy to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Periodically, certain customers request bill and hold transactions. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory and is ready for physical transfer to the customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s consolidated balance sheet. The corresponding performance obligations are generally satisfied within one year of the contract inception. The amount of revenue recognized in the period that was included in the opening customer advances balance was $43.7 million. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Remaining Performance Obligations

As of January 31, 2019, the aggregate amount of the contracted revenues allocated to the Company’s unsatisfied (or partially unsatisfied) performance obligations was $1,390.9 million, of which approximately 96% is expected to be satisfied within 1 year, and the remaining thereafter.

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

Lance Camper Manufacturing Acquisition

On January 12, 2018, the Company acquired 100% of the common shares of Lance Camper Mfg. Corp. and its sister company Avery Transport, Inc. (collectively, “Lance” and the “Lance Acquisition”). Lance designs, engineers and manufactures truck campers, towable campers and toy haulers. This acquisition gives the Company a meaningful entrance into the high volume and rapidly growing towables segment of the recreational vehicle market. The final purchase price paid for Lance was $67.3 million ($61.3 million net of $6.0 million cash acquired), which included an adjustment based on the level of net working capital at closing, as defined in the purchase agreement and was funded through the Company’s revolving credit facility. Lance is reported as part of the Recreation segment.

The Company will also pay up to an additional $10.0 million to the selling shareholders subsequent to the acquisition date in the form of deferred purchase price payable of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date as per the agreement terms. This deferred payment will be recognized as an expense in the Company’s consolidated statement of operations over the period of the agreement. As of January 31, 2019, the Company paid the first $5.0 million of this deferred purchase price to the selling shareholders.

The final purchase price allocation resulted in goodwill of $25.5 million, which is deductible for income tax purposes.

The following table summarizes the final fair values of the assets acquired and liabilities assumed for Lance:

Assets:
Cash	$6.0
Accounts receivable, net	3.8
Inventories, net	10.3
Other current assets	0.3
Property, plant and equipment	4.6
Intangible assets, net	26.3
Other long-term assets	0.1
Total assets acquired	51.4
Liabilities:
Accounts payable	2.5
Accrued warranty	1.4
Other current liabilities	5.7
Other long-term liabilities	—
Total liabilities assumed	9.6
Net Assets Acquired	41.8
Consideration Paid	67.3
Goodwill	$25.5

Intangible assets acquired as a result of the Lance Acquisition are as follows:

Customer relationships (6 year life)	$14.7
Order backlog (1 year life)	1.8
Trademarks (indefinite life)	9.8
Total intangible assets, net	$26.3

During the first quarter of fiscal year 2019, the Company completed its assessment of the purchase accounting and recorded measurement period adjustments that resulted in a $2.0 million increase in intangible assets and a corresponding decrease in goodwill of $2.0 million.

Net sales and operating income attributable to Lance were $29.3 million and $0.7 million for the three months ended January 31, 2019, respectively.

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	January 31, 2019	October 31, 2018
Chassis	$47.1	$53.3
Raw materials	197.7	188.4
Work in process	195.1	195.7
Finished products	103.4	91.6
	543.3	529.0
Less: reserves	(13.5)	(15.0)
Total inventories, net	$529.8	$514.0

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2019	October 31, 2018
Land & land improvements	$23.9	$23.9
Buildings & improvements	103.3	102.5
Machinery & equipment	80.1	77.1
Rental fleet	37.7	35.4
Computer hardware & software	56.3	56.1
Office furniture & fixtures	5.3	5.1
Construction in process	14.9	14.7
	321.5	314.8
Less: accumulated depreciation	(107.5)	(100.5)
Total property, plant and equipment, net	$214.0	$214.3

Depreciation expense was $7.8 million and $6.2 million for the three months ended January 31, 2019, and January 31, 2018, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	January 31, 2019	October 31, 2018
Fire & Emergency	$88.6	$88.6
Commercial	28.7	28.7
Recreation	42.5	44.5
Total goodwill	$159.8	$161.8

The change in the net carrying value amount of goodwill consisted of the following:

	Three Months Ended January 31,
	2019	2018
Balance at beginning of period	$161.8	$133.2
Activity during the quarter:
Activity from prior year acquisitions	(2.0)	2.1
Activity from current year acquisitions	—	49.8
Balance at end of period	$159.8	$185.1

Intangible assets (excluding goodwill) consisted of the following:

	Weighted- Average Life	January 31, 2019	October 31, 2018
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$124.7
Order backlog	1.0	6.7	6.7
Non-compete agreements	5.0	2.0	2.0
Trade names	7.0	3.5	3.5
Technology-related	7.0	0.7	0.7
		139.6	137.6
Less: accumulated amortization		(83.3)	(78.9)
		56.3	58.7
Indefinite-lived trade names		115.9	115.9
Total intangible assets, net		$172.2	$174.6

Amortization expense was $4.6 million and $4.8 million for the three months ended January 31, 2019, and January 31, 2018, respectively.

Note 7. Divestiture Activities

In fiscal year 2018, management decided to divest certain businesses and assets which include the Revability business, one Regional Technical Center (“RTC”), the Company’s rental fleet, and certain other assets. On December 21, 2018, the Company completed the sale of its mobility van business, Revability, with annual sales of approximately $40 million. All assets and operations at the Clarkston and Davisburg, Michigan facilities were transferred to the buyer. On February 21, 2019, the Company completed the sale of the RTC for net cash proceeds of $11.4 million.

The assets and liabilities related to the businesses that met the held for sale criteria are reflected in the consolidated balance sheet as of January 31, 2019 and October 31, 2018 at estimated fair value, less cost to sell. The other assets are reflected in the consolidated balance sheet at net realizable value within inventory and property, plant and equipment. The Company expects to sell the remaining businesses and other assets within the year and classified the aforementioned fair value estimates within Level 3 of the fair value hierarchy, as the significant inputs are not observable.

The major classes of assets and liabilities held for sale were as follows: property, plant and equipment, net—$11.5 million, inventories, net—$2.7 million, accounts receivable, net—$4.7 million, other current and long-term assets—$0.9 million, accounts payable—$3.7 million, current portion of long-term debt—$1.5 million and other current liabilities—$0.7 million.

Note 8. Long-Term Debt

The Company was obligated under the following debt instruments:

	January 31, 2019	October 31, 2018
Senior secured facility:
Revolving credit ABL facility	$350.0	$300.0
Term Loan, net of debt issuance costs ($1.7 and $1.9)	121.7	121.9
	471.7	421.9
Less: current maturities	(1.3)	(1.3)
Long-term debt, less current maturities	$470.4	$420.6

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of

Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.9 million of debt issuance costs related to the April 2017 ABL Facility. The amount of debt issuance costs is included in other long-term assets in the Company’s consolidated balance sheet as of January 31, 2019.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of January 31, 2019. As of January 31, 2019, the Company’s availability under the April 2017 ABL Facility was $86.2 million.

The fair value of the April 2017 ABL Facility approximated book value at both January 31, 2019 and January 31, 2018.

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

Applicable interest rate margins for the Term Loan are 2.50% for base rate loans and 3.50% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan at January 31, 2019 was 6.00%.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement requires the Company to maintain a specified secured leverage ratio, which will be tested quarterly and become more restrictive over the term of the term loan. Annually, in the third quarter of each fiscal year, the ratio declines by 25 basis points. The initial maximum secured leverage ratio is 4.00 to 1.00 and declines to 3.00 to 1.00 by July 31, 2021. The maximum leverage ratio for January 31, 2019 is 3.75 to 1.00.

The Company was in compliance with all financial covenants under the Term Loan as of January 31, 2019.

The fair value of the Term Loan approximated book value at both January 31, 2019 and January 31, 2018.

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

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended January 31,
	2019	2018
Balance at beginning of period	$30.8	$40.2
Warranty provisions	5.4	6.2
Settlements made	(8.0)	(9.7)
Warranties for current year acquisitions	—	1.4
Changes in liability of pre-existing warranties	—	(0.7)
Balance at end of period	$28.2	$37.4

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	January 31, 2019	October 31, 2018
Current liabilities	$18.1	$19.0
Other long-term liabilities	10.1	11.8
Total warranty liability	$28.2	$30.8

Note 10. Stock Repurchase Program

As discussed in the Company’s Annual Report on Form 10-K filed on December 19, 2018, on March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. There were no repurchases under this program during the three months ended January 31, 2019. As of January 31, 2019, the Company had $46.7 million of authorization remaining under this program.

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three months ended January 31, 2019 and January 31, 2018:

	Three Months Ended January 31,
	2019	2018
Basic weighted-average common shares outstanding	63,023,076	64,287,052
Dilutive stock options	—	2,194,149
Dilutive restricted stock units	—	15,718
Dilutive performance stock units	—	—
Diluted weighted-average common shares outstanding	63,023,076	66,496,919

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three months ended January 31, 2019 and January 31, 2018:

	Three Months Ended January 31,
	2019	2018
Anti-dilutive stock options	988,551	77,085
Anti-dilutive restricted stock units	1,590,393	288,788
Anti-dilutive performance stock units	91,509	—
Anti-dilutive common stock equivalents	2,670,453	365,873

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $4.4 million for the three months ended January 31, 2019, or 23.3% of pre-tax loss, compared to $13.8 million, or 313.1% of pre-tax loss, for the three months ended January 31, 2018. Results for the three months ended January 31, 2019 were unfavorably impacted by $0.3 million of net discrete tax expenses primarily related to share-based compensation tax deductions. Results for the three months ended January 31, 2018 were favorably impacted by $12.7 million of net discrete tax benefits, including a $2.3 million benefit related to share-based compensation tax deductions and a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing  a territorial  tax system, imposing a repatriation tax on deemed repatriated  earnings of foreign subsidiaries (the “Transition Tax”), and creating new taxes on certain foreign-sourced earnings. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 118, which provided guidance on how to account for the effects of the Tax Reform Act under ASC 740, Income Taxes. SAB No. 118 enabled companies to record a provisional amount for the effects for the Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year.

In the first quarter of fiscal year 2019, the Company completed its accounting for the Tax Reform Act under SAB No. 118 resulting in no change to the estimated cumulative tax benefit recorded in fiscal year 2018. In full fiscal year 2018, the Company recorded $11.3 million of estimated cumulative tax benefit related to remeasurement of net deferred tax liabilities.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three months ended January 31, 2019, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.3 million as of January 31, 2019 and $2.2 million as of October 31, 2018. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s consolidated balance sheets for the period ended January 31, 2019. During the next twelve months, it is reasonably possible that $0.2 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statement of operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 13. Commitments and Contingencies

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 31, 2019	October 31, 2018
Performance, bid and specialty bonds	$197.7	$228.2
Open standby letters of credit	13.8	13.0
Total	$211.5	$241.2

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $61.3 million and $54.5 million as of January 31, 2019 and October 31, 2018, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $294.7 million and $310.5 million as of January 31, 2019 and October 31, 2018, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at January 31, 2019 and October 31, 2018 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $27.0 million and $25.2 million at January 31, 2019 and October 31, 2018, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors, each on behalf of a putative class of purchasers of the Company’s common stock in or traceable to its January 2017 IPO and of purchasers in its secondary offering of common stock in October 2017, as well as, for the federal action, purchasers from October 10, 2017 through June 7, 2018. The actions also name certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions allege certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934.

Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted with respect to the IPO, and the Company expects the underwriters to do the same in regard to the claims asserted with respect to the October 2017 offering. A purported derivative action was also filed in federal court in Delaware in early January 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The Company and the other defendants intend to defend these lawsuits vigorously. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on the Company or its operations.

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

Note 14. Business Segment Information

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

Commercial: This segment includes Collins Bus, Champion Bus, Inc., ENC, ElDorado National (Kansas), Inc., Capacity, Lay-Mor and REV Coach. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, Inc., ENC and ElDorado National (Kansas), Inc. manufacture, market and distribute shuttle buses, transit buses, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

Recreation: This segment includes REV Recreation Group, Inc. (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A mobile RVs in both gas and diesel models. Renegade primarily manufacturers Class C and “Super C” RVs and heavy-duty special application trailers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures Class B RVs and luxury vans. Lance designs, engineers and manufactures truck campers, towable campers and toy haulers.

For purposes of measuring financial performance of its business segments, the Company does not allocate to individual business segments costs or items that are of a corporate nature. The caption “Corporate, Other & Elims” includes corporate office expenses, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended January 31, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$204.1	$140.7	$176.3	$(2.4)	$518.7
Depreciation and amortization	$3.5	$2.6	$4.0	$2.3	$12.4
Capital expenditures	$1.4	$0.6	$1.4	$2.9	$6.3
Total assets	$614.2	$291.7	$352.7	$116.0	$1,374.6
Adjusted EBITDA	$8.4	$5.0	$9.1	$(10.2)

	Three Months Ended January 31, 2018
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$215.3	$132.2	$167.3	$0.1	$514.9
Depreciation and amortization	$4.5	$2.8	$2.9	$0.8	$11.0
Capital expenditures	$1.5	$1.0	$1.3	$9.8	$13.6
Total assets	$586.9	$283.9	$342.7	$111.0	$1,324.5
Adjusted EBITDA	$18.2	$4.5	$8.1	$(9.5)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and benefit for income taxes, as adjusted for transaction expenses, sponsor expense reimbursement, restructuring costs, certain legal matters, non-cash purchase accounting expenses and stock-based compensation expense which the Company believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net (loss) income is included below.

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

The Company also adjusts for exceptional items, such as, impairment charges, losses attributable to assets held for sale, and deferred purchase price payment, which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence and which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors, such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to the Company’s Board of Directors, assists in providing a meaningful analysis of the Company’s operating performance and used as a measurement in incentive compensation for management.

Provided below is a reconciliation of segment Adjusted EBITDA to net (loss) income:

	Three Months Ended January 31,
	2019	2018
Fire & Emergency Adjusted EBITDA	$8.4	$18.2
Commercial Adjusted EBITDA	5.0	4.5
Recreation Adjusted EBITDA	9.1	8.1
Corporate and Other Adjusted EBITDA	(10.2)	(9.5)
Depreciation and amortization	(12.2)	(11.0)
Interest expense, net	(7.8)	(5.4)
Benefit for income taxes	4.4	13.8
Transaction expenses	(0.2)	(1.5)
Sponsor expense reimbursement	(0.5)	(0.2)
Restructuring costs	(1.1)	(4.1)
Stock-based compensation expense	(1.4)	(1.8)
Non-cash purchase accounting expense	—	(0.6)
Legal matters	(2.1)	(0.7)
Impairment charges	(2.7)	—
Losses attributable to assets held for sale	(1.7)	—
Deferred purchase price payment	(1.6)	(0.4)
Net (Loss) Income	$(14.6)	$9.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 19, 2018 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets we hold the first or second market share position and approximately 60% of our net sales during the first quarter of fiscal year 2019 came from products where we believe we hold such share positions.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (E-ONE), Kovatch Mobile Equipment (KME) and Ferrara brands and ambulances under the American Emergency Vehicles (AEV), Horton Emergency Vehicles (HEV), Leader Emergency Vehicles (LEV), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Federal Coach, Champion and World Trans. In addition, we have a joint venture partnership with Daimler to distribute and service Setra branded motor coaches to customers in the United States. We serve the terminal truck market through the Capacity brand and the sweeper market through the Lay-Mor brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), street sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicles which moves freight in warehouses or intermodal yards and ports), and Type A school buses (small school bus built on commercial chassis). Within each market segment, we produce many customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these seven brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Signature, Marquis, Bounder, Pace Arrow, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out on a van chassis), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the heavy-duty truck, RV and broader industrial markets.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, the impact of tariffs can have a dramatic effect on the availability, lead-times and costs associated with raw materials and parts.

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

While less economically sensitive than the Recreation segment, the Fire & Emergency segment and the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. As fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, their purchase is more deferrable, which can result in reduced demand for our products.

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Impact of Acquisitions

For the past several years, a significant component of our growth has been the addition of businesses or business units through acquisitions. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials, purchases, changes to production processes at acquired facilities to implement manufacturing improvements and other restructuring initiatives. The benefits of these integration efforts may not positively impact our financial results until subsequent periods. Operational and financial integration of our recently acquired businesses could be ongoing.

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

Results of Operations

Three Months Ended January 31, 2019 Compared with Three Months Ended January 31, 2018

	Three Months Ended January 31,
($ in millions)	2019	2018
Net sales	$518.7	$514.9
Gross profit	46.3	52.6
Operating (loss) income	(11.2)	1.0
Net (loss) income	(14.6)	9.4

Adjusted EBITDA	$12.3	$21.3
Adjusted Net (Loss) Income	$(2.9)	$9.8

Net Sales. Consolidated net sales were $518.7 million for the three months ended January 31, 2019, an increase of $3.8 million, or 0.7%, from $514.9 million for the three months ended January 31, 2018. The increase in consolidated net sales was primarily due to an increase in net sales of $8.5 million and $9.0 million in the Commercial and Recreation segments, respectively, offset by a decrease in net sales of $11.2 million in the Fire & Emergency segment. The increase in Commercial segment sales was primarily due to an increase in unit sales of certain bus products and terminal trucks, partially offset by lower unit sales of shuttle and transit buses. The increase in Recreation segment net sales was primarily due to net sales from Lance, which was acquired in January 2018, as well as increased sales of Class B and Super C RVs, partially offset by a decrease in net sales of Class A motorhomes resulting from our decision to rationalize and upgrade our product lineup during 2018 as well as a recent softening of the Class A end markets. The decrease in Fire & Emergency segment net sales was primarily due to the lingering impact of chassis and material supply disruptions, which resulted in lower unit shipments for ambulances as well as fewer shipments of firetrucks compared to the prior year period as we managed production levels to allow for the supply chain to catch up and to ramp back up from the specific labor disruptions experienced in the prior quarter. Excluding the impact of the Lance acquisition, consolidated net sales decreased $13.0 million or 2.5% compared to the prior year period primarily due to the decline in ambulance sales.

Gross Profit. Consolidated gross profit was $46.3 million for the three months ended January 31, 2019, compared to $52.6 million for the three months ended January 31, 2018. Consolidated gross profit, as a percentage of consolidated net sales, was 8.9% for the three months ended January 31, 2019, a decrease compared to 10.2% for the three months ended January 31, 2018. The decrease is primarily due to the lower production volumes, the impact of material and chassis supply disruptions on ambulance profitability and impact of the prior quarter labor disruption on profitability of fire apparatus shipped in the first quarter in the Fire & Emergency segment. These reductions were partially offset by the margin benefit of the Lance acquisition in the Recreation segment.

Operating (Loss) Income. Consolidated operating loss was $11.2 million for the three months ended January 31, 2019, a decrease of $12.2 million, from consolidated operating income of $1.0 million for the three months ended January 31, 2018. The decrease was primarily due to the decreases in gross profit described above, along with higher legal and audit expenses, as well as higher impairment charges and deferred purchase price expense.

Income Taxes. Consolidated income tax benefit was $4.4 million for the three months ended January 31, 2019, or 23.3% of pre-tax loss, compared to $13.8 million, or 313.1% of pre-tax loss, for the three months ended January 31, 2018. Income tax benefit for the three months ended January 31, 2019, was unfavorably impacted by $0.3 million of net discrete tax expenses primarily related to share-based compensation tax deductions. Income tax benefit for the three months ended January 31, 2018 was favorably impacted by $12.7 million of net discrete tax benefits, including a $2.3 million benefit related to share-based compensation tax deductions and a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

Net (Loss) Income. Consolidated net loss was $14.6 million for the three months ended January 31, 2019, a decrease of $24.0 million, or 255.3%, from consolidated net income of $9.4 million for the three months ended January 31, 2018. Net income decreased compared to the prior year period primarily due to the decrease in gross profit, higher general and administrative costs, higher interest costs as well as benefit of tax reform in the prior year.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $12.3 million for the three months ended January 31, 2019, a decrease of $9.0 million, or 42.3% from $21.3 million for the three months ended January 31, 2018.

Adjusted Net (Loss) Income. Consolidated Adjusted Net Loss was $2.9 million for the three months ended January 31, 2019, a decrease of $12.7 million, or 129.6% from consolidated Adjusted Net Income of $9.8 million for the three months ended January 31, 2018.

Fire & Emergency Segment

	Three Months Ended January 31,
($ in millions)	2019	2018
Net sales	$204.1	$215.3
Adjusted EBITDA	8.4	18.2
Adjusted EBITDA % of net sales	4.1%	8.5%

Fire & Emergency segment net sales were $204.1 million for the three months ended January 31, 2019, a decrease of $11.2 million, or 5.2%, from $215.3 million for the three months ended January 31, 2018. The decrease in net sales compared to the prior year period was primarily due to the lingering material and chassis supply disruptions which resulted in lower ambulance shipments, the impact of slowing production to allow for the supply chain to catch up to the manufacturing process, and a decrease in firetruck shipments compared to the prior year period. The decrease in firetruck shipments was partly due to the impact of the specific labor disruptions which occurred in the fourth quarter of last year and the time required to ramp production back to normal levels in the quarter.

Fire & Emergency segment Adjusted EBITDA was $8.4 million for the three months ended January 31, 2019, a decrease of $9.8 million, or 53.8%, from $18.2 million for the three months ended January 31, 2018. The decrease in Adjusted EBITDA compared to prior year period was primarily due to a decrease in unit shipments for ambulances and firetrucks as well as higher material and labor costs driven by the lingering impact of supply chain and labor disruptions.

Commercial Segment

	Three Months Ended January 31,
($ in millions)	2019	2018
Net sales	$140.7	$132.2
Adjusted EBITDA	5.0	4.5
Adjusted EBITDA % of net sales	3.6%	3.4%

Commercial segment net sales were $140.7 million for the three months ended January 31, 2019, an increase of $8.5 million, or 6.4%, from $132.2 million for the three months ended January 31, 2018. The increase in net sales compared to the prior year period was due primarily to an increase in certain bus products and terminal truck units sold compared to the prior year period, partially offset by a decrease in shipments of shuttle and transit buses.

Commercial segment Adjusted EBITDA was $5.0 million for the three months ended January 31, 2019, an increase of $0.5 million, or 11.1%, from $4.5 million for the three months ended January 31, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to increased volumes of certain higher margin bus products and terminal trucks, partially offset by a decrease in transit bus volume.

Recreation Segment

	Three Months Ended January 31,
($ in millions)	2019	2018
Net sales	$176.3	$167.3
Adjusted EBITDA	9.1	8.1
Adjusted EBITDA % of net sales	5.2%	4.8%

Recreation segment net sales were $176.3 million for the three months ended January 31, 2019, an increase of $9.0 million, or 5.4%, from $167.3 million for the three months ended January 31, 2018. The increase in net sales compared to the prior year period was primarily due to the acquisition of Lance and increases in net sales across our RV brand line-up, except Class A motorhomes. Class A RV volume declined compared to the prior year period due to a decision to rationalize the Class A model line-up, which resulted in a reduction in the number of models produced, as well as a recent slowdown in the overall end market.

Recreation segment Adjusted EBITDA was $9.1 million for the three months ended January 31, 2019, an increase of $1.0 million, or 12.3%, from $8.1 million for the three months ended January 31, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to the acquisition of Lance as well as higher volumes in the more profitable Class B and Super C product categories, partially offset by lower Class A RV volumes.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	January 31, 2019	January 31, 2018	$	%
Fire & Emergency	$738.2	$622.3	$115.9	18.6%
Commercial	427.5	337.8	89.7	26.6%
Recreation	225.2	281.8	(56.6)	(20.1)%
Total Backlog	$1,390.9	$1,241.9	$149.0	12.0%

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

As of January 31, 2019, our backlog was $1,390.9 million compared to $1,241.9 million as of January 31, 2018. The increase in Fire & Emergency backlog was primarily due to an increase in firetruck orders and the timing of deliveries. The increase in the Commercial backlog was due to increases in orders for certain bus products and terminal trucks. The decrease in Recreation backlog was reflective of the softer Class A motorhomes, somewhat offset by growth in our Class B and Super C’s.

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

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, cash dividends and additional expenses we expect to incur as a public company. However, we cannot assure that cash provided by operating activities and borrowings under the current revolving credit facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the current revolving credit facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations, or which may be at higher overall interest rates. We cannot assure that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2019 and January 31, 2018:

	Three Months Ended January 31,
($ in millions)	2019	2018
Net cash used in operating activities	$(39.4)	$(72.4)
Net cash used in investing activities	(7.2)	(72.9)
Net cash provided by financing activities	48.2	140.2
Net increase (decrease) in cash and cash equivalents	$1.6	$(5.1)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2019 was $39.4 million, compared to $72.4 million for the three months ended January 31, 2018. The reduction in cash used in operating activities for the three months ended January 31, 2019, compared to the prior year was related to our focus on efficient management of net working capital and cash, partially offset by a decrease in net income.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2019 was $7.2 million, compared to $72.9 million for the three months ended January 31, 2018. The decrease in net cash used in investing activities for the three months ended January 31, 2019, compared to the prior year period, was primarily due to a decrease in business acquisition activity and a decrease in capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2019 was $48.2 million, which primarily consisted of net proceeds from borrowings from the revolving credit facility to support working capital requirements and payment of dividends. Net cash provided by financing activities for the three months ended January 31, 2018 was $140.2 million, which primarily consisted of net proceeds from borrowings from the revolving credit facility to support the acquisition of Lance, working capital requirements and payment of dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. In the three months ended January 31, 2019, the Company paid cash dividends of $3.1 million.

On March 6, 2019, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the first quarter of fiscal year 2019. The dividend is payable on May 30, 2019 to holders of record as of April 30, 2019.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. There were no repurchases under this program during the three months ended January 31, 2019. As of January 31, 2019, the Company had $46.7 million of authorization remaining under this program.

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

The Company may voluntarily prepay principal, in whole or in part, at any time, without penalty. Commencing with fiscal year 2018 and payable in fiscal year 2019, the Company is obligated to prepay certain minimum amounts based on the Company’s excess cash flow, as defined in the Term Loan Agreement. We are not required to make any such excess cash flow payments in fiscal year 2019. The Term Loan is also subject to mandatory prepayment if the Company or any of its restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests.

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

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of January 31, 2019. As of January 31, 2019, our availability under the April 2017 ABL Facility was $86.2 million.

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

We also adjust for exceptional items, such as, impairment charges, losses attributable to assets held for sale, and deferred purchase price payment, which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, which include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. This is consistent with the way that financial performance is measured by management and reported to our Board of Directors, assists in providing a meaningful analysis of our operating performance and used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting, certain legal matters, transaction expenses, stock-based compensation expense, restructuring costs, sponsor expense reimbursement, impairment charges, losses attributable to assets held for sale and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and they should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt and, in the case of Adjusted EBITDA, excluding interest expense; and
•	the cash requirements to pay our taxes and, in the case of Adjusted EBITDA, excluding income tax expense.

The following table reconciles Net (Loss) Income to Adjusted EBITDA for the periods presented:

	Three Months Ended January 31,
($ in millions)	2019	2018
Net (loss) income	$(14.6)	$9.4
Depreciation and amortization	12.2	11.0
Interest expense, net	7.8	5.4
Benefit for income taxes	(4.4)	(13.8)
EBITDA	1.0	12.0
Transaction expenses(a)	0.2	1.5
Sponsor expense reimbursement(b)	0.5	0.2
Restructuring costs(c)	1.1	4.1
Stock-based compensation expense(d)	1.4	1.8
Non-cash purchase accounting expense(e)	—	0.6
Legal matters(f)	2.1	0.7
Impairment charges(g)	2.7	—
Losses attributable to assets held for sale(h)	1.7	—
Deferred purchase price payment(i)	1.6	0.4
Adjusted EBITDA	$12.3	$21.3

The following table reconciles net (loss) income to Adjusted Net (Loss) Income for the periods presented:

	Three Months Ended January 31,
($ in millions)	2019	2018
Net (loss) income	$(14.6)	$9.4
Amortization of intangible assets	4.6	4.8
Transaction expenses(a)	0.2	1.5
Sponsor expense reimbursement(b)	0.5	0.2
Restructuring costs(c)	1.1	4.1
Stock-based compensation expense(d)	1.4	1.8
Non-cash purchase accounting expense(e)	—	0.6
Legal matters(f)	2.1	0.7
Impairment charges(g)	2.7	—
Losses attributable to assets held for sale(h)	1.7	—
Deferred purchase price payment(i)	1.6	0.4
Impact of tax rate change(j)	—	(10.4)
Income tax effect of adjustments(k)	(4.2)	(3.3)
Adjusted Net (Loss) Income	$(2.9)	$9.8

(a)

Reflects costs incurred in connection with business acquisitions, divestitures and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)

Restructuring expenses in the current fiscal year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs in the Recreation segment.

Restructuring expenses in the prior year period included costs incurred to restructure certain management positions in the Recreation segment and in the Corporate office, consisting of personnel costs, including severance and other employee benefit payments, as well as facility moving expenses in the Recreation segment.

(d)	Reflects expenses associated with the redemption of performance-based stock options and vesting of restricted and performance stock units.
(e)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.

(f)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Current year costs include payments: (i) to settle certain claims arising from a putative class action in the state of California, (ii) for fees and costs to litigate and settle non-ordinary course product, intellectual property and employment disputes and (iii) for fees and costs to litigate the putative securities class actions and derivative action pending against us and certain of our directors and officers.

(g)

Reflects additional non-cash impairment charges related to the sale of Revability. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(h)	Losses attributable to businesses that are or were classified as assets held for sale during the respective period.
(i)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company made a payment of $5.0 million on the 12-month anniversary date from the acquisition date, and may make another payment of $5.0 million on the 24-month anniversary date from the acquisition date, subject to conditions in the purchase agreement.

(j)	Reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.
(k)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three months ended January 31, 2019 and January 31, 2018, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. The Company's disclosures of critical accounting policies are reported in its 2018 Annual Report on Form 10-K for the fiscal year ended October 31, 2018. In the first quarter of fiscal year 2019, the Company adopted ASU 2014-09 relating to revenue recognition, as discussed in Note 1 and Note 2 of the Notes to Condensed Unaudited Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in the Company’s Annual Report on Form 10-K filed on December 19, 2018.

Item 4. Controls and Procedures.

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief

Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.

During the quarter ended January 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in 2018 Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

There were no repurchases under this program during the three months ended January 31, 2019.

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

REV GROUP, INC.

Date: March 6, 2019	By:	/s/ Tim Sullivan
Tim Sullivan
Chief Executive Officer

Date: March 6, 2019	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer