Form 10-K/A
period 2018-10-31
REV Group, Inc.
filed 2019-04-04
CIK 1687221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K/A

_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-37999

_________________________

REV Group, Inc.

(Exact name of Registrant as specified in its Charter)

_________________________

Delaware	26-3013415
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 East Kilbourn Avenue, Suite 2600 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 290-0190

_________________________

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

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, held on March 6, 2019, are incorporated by reference into Part III of this Report.

Explanatory Note

REV Group, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “Commission”) on December 19, 2018.

This Amendment is being filed solely (i) to correct an inadvertent typographical error in Item 9A that referred to October 31, 2017 instead of October 31, 2018 and (ii) to include a portion of the text required in paragraph 4 of the Section 302 certifications that was inadvertently omitted from Exhibits 31.1 and 31.2 in the original filing of the Form 10-K. As a result, this Amendment contains only the Cover Page to this Form 10-K/A, this Explanatory Note, Item 9A, the Exhibit Index, the Signature Page and the revised certifications in Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment, paragraph 3 of each of the Section 302 certifications has been omitted.

Except as described above, this Amendment does not alter or affect any other part or other information set forth in the original Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the filing of the original Form 10-K or modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the original Form 10-K and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2018, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 7, 2017)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 7, 2017)

10.1	Form of Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 10.1 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.2	Revolving Credit and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Ally Bank and BMO Harris Bank N.A., as Co-Collateral Agents, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.3	Term Loan and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.4	Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. registration statement on Form S-1 (file no. 333-214209), filed on October 24, 2016)

10.5	Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.6	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.7	Form of Stock Option Award Agreement pursuant to the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.8	Offer Letter, dated July 9, 2014, between American Industrial Partners and Timothy W. Sullivan (Incorporated by reference to Exhibit 10.8 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.9	Offer Letter, dated December 21, 2015, between the Registrant and Dean Nolden (Incorporated by reference to Exhibit 10.9 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.10	Offer Letter, dated October 9, 2014, between Allied Specialty Vehicles and Marcus Berto (Incorporated by reference to Exhibit 10.10 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.11	Offer Letter, dated February 5, 2016, between the Registrant and Thomas B. Phillips (Incorporated by reference to Exhibit 10.11 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.12	Offer Letter, dated February 5, 2016, between the Registrant and Barbara H. Stephens (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.13	Professional Services Agreement, dated October 10, 2016, between the Registrant and R. Eugene Goodson (Incorporated by reference to Exhibit 10.15 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.14	REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.15	REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.16	Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.17	REV Group, Inc. Non-Employee Directors Compensation (Incorporated by reference to Exhibit 10.19 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.18**	Consulting Agreement, dated June 25, 2018, between the Registrant and Pamela S. Krop

10.19	Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Marcus Berto (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

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

21.1**	Subsidiaries of REV Group, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

*	Filed herewith.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed December 19, 2018.

#	Furnished as an exhibit to the Company’s Annual Report on Form 10-K filed December 19, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: April 4, 2019	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer