Form 10-Q/A
period 2019-01-31
REV Group, Inc.
filed 2019-04-04
CIK 1687221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37999

____________________

REV Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

____________________

Delaware	26-3013415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Kilbourn Avenue, Suite 2600 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 290-0190

____________________

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

Explanatory Note

REV Group, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2019 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on March 6, 2019.

This Amendment is being filed solely to include a portion of the text required in paragraph 4 of the Section 302 certifications that was inadvertently omitted from Exhibits 31.1 and 31.2 in the original filing of the Form 10-Q. As a result, this Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and the revised certifications in Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. Because no financial statements have been included in this Amendment, paragraph 3 of each of the Section 302 certifications has been omitted.

Except as described above, this Amendment does not alter or affect any other part or other information set forth in the original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing of the original Form 10-Q or modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the original Form 10-Q and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

*	Filed herewith.

**	Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q filed March 6, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: April 4, 2019	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer