Form 10-Q
period 2019-04-30
REV Group, Inc.
filed 2019-06-05
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37999

REV Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3013415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Kilbourn Avenue, Suite 2600 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 290-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 Par Value)	REVG	New York Stock Exchange

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

As of June 4, 2019, the registrant had 62,397,398 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share and per share amounts)

	April 30, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6.5	$11.9
Accounts receivable, net	281.5	266.9
Inventories, net	536.3	514.0
Other current assets	40.3	50.3
Total current assets	864.6	843.1
Property, plant and equipment, net	206.5	214.3
Goodwill	159.8	161.8
Intangibles assets, net	167.7	174.6
Other long-term assets	14.7	14.3
Total assets	$1,413.3	$1,408.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.8	$1.3
Accounts payable	196.5	218.1
Customer advances	123.8	117.8
Other current liabilities	78.2	80.0
Total current liabilities	400.3	417.2
Long-term debt, less current maturities	460.0	420.6
Deferred income taxes	23.2	19.9
Other long-term liabilities	13.5	18.0
Total liabilities	897.0	875.7
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 62,397,398 and 62,683,808 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	491.6	492.1
Retained earnings	25.2	40.6
Accumulated other comprehensive loss	(1.6)	(1.4)
Total REV's shareholders' equity	515.3	531.4
Non-controlling interest	1.0	1.0
Total shareholders' equity	516.3	532.4
Total liabilities and shareholders' equity	$1,413.3	$1,408.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net sales	$615.0	$608.9	$1,133.7	$1,123.8
Cost of sales	542.6	536.0	1,015.0	998.4
Gross profit	72.4	72.9	118.7	125.4
Operating expenses:
Selling, general and administrative	48.6	48.8	96.3	89.7
Research and development costs	1.2	1.5	2.5	3.2
Amortization of intangible assets	4.6	4.3	9.3	9.1
Restructuring	1.8	1.9	2.9	6.0
Impairment charges	0.1	—	2.8	—
Total operating expenses	56.3	56.5	113.8	108.0
Operating income	16.1	16.4	4.9	17.4
Interest expense, net	8.0	6.1	15.8	11.5
Income (loss) before provision (benefit) for income taxes	8.1	10.3	(10.9)	5.9
Provision (benefit) for income taxes	2.5	2.9	(1.9)	(11.0)
Net income (loss)	$5.6	$7.4	$(9.0)	$16.9

Other comprehensive loss, net of tax	(0.2)	(0.5)	(0.2)	(0.8)
Comprehensive income (loss)	$5.4	$6.9	$(9.2)	$16.1

Income (loss) per common share:
Basic	$0.09	$0.12	$(0.14)	$0.26
Diluted	$0.09	$0.11	$(0.14)	$0.25
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(9.0)	$16.9
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	23.8	22.1
Amortization of debt issuance costs	1.0	0.9
Stock-based compensation expense	4.8	3.7
Deferred income taxes	3.3	(10.4)
Gain on disposal of property, plant and equipment	(1.4)	(2.0)
Impairment charges	2.8	—
Changes in operating assets and liabilities, net of effects of business acquisitions	(64.5)	(75.0)
Net cash used in operating activities	(39.2)	(43.8)
Cash flows from investing activities:
Purchase of property, plant and equipment	(9.4)	(23.6)
Purchase of rental fleet vehicles	(3.0)	(14.2)
Proceeds from sale of property, plant and equipment	17.1	5.8
Acquisition of businesses, net of cash acquired	—	(57.2)
Net cash provided by (used in) investing activities	4.7	(89.2)
Cash flows from financing activities:
Net (repayments) proceeds from borrowings under revolving credit facility	(9.0)	139.6
Net proceeds from borrowings of Term Loan	49.2	—
Payment of dividends	(6.3)	(6.4)
Repurchase and retirement of common stock	(5.3)	(4.8)
Other financing activities	0.5	—
Net cash provided by financing activities	29.1	128.4
Net decrease in cash and cash equivalents	(5.4)	(4.6)
Cash and cash equivalents, beginning of period	11.9	17.8
Cash and cash equivalents, end of period	$6.5	$13.2

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$15.6	$10.3
Income taxes, net of refunds	$(8.0)	$14.9

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Loss	Equity
Balance, October 31, 2017	$0.1	64,145,945 Sh.		$532.0	$40.4	$—	$572.5
Net income					9.4		9.4
Other comprehensive loss, net of tax						(0.3)	(0.3)
Stock-based compensation expense				0.5			0.5
Exercise of common stock options	—	418,116 Sh.		2.8			2.8
Vesting of restricted stock, net of employee tax withholding	—	9,688 Sh.		(0.1)			(0.1)
Dividends declared on common stock					(3.2)		(3.2)
Balance, January 31, 2018	$0.1	64,573,749 Sh.		$535.2	$46.6	$(0.3)	$581.6
Net income					7.4		7.4
Other comprehensive loss, net of tax						(0.5)	(0.5)
Stock-based compensation expense				1.0			1.0
Vesting of restricted stock, net of employee tax withholding	—	3,543 Sh.					—
Dividends declared on common stock					(3.3)		(3.3)
Repurchase and retirement of common stock		(238,547 Sh.	)	(4.8)			(4.8)
Balance, April 30, 2018	$0.1	64,338,745 Sh.		$531.4	$50.7	$(0.8)	$581.4

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Loss	Equity
Balance, October 31, 2018	$0.1	62,683,808 Sh.		$492.1	$40.6	$(1.4)	$531.4
Net loss					(14.6)		(14.6)
Other comprehensive income (loss), net of tax						—	—
Stock-based compensation expense				1.4			1.4
Exercise of common stock options	—	20,000 Sh.		0.1			0.1
Vesting of restricted and performance stock, net of shares withheld for employee taxes	—	94,237 Sh.		—			—
Dividends declared on common stock					(3.2)		(3.2)
Balance, January 31, 2019	$0.1	62,798,045 Sh.		$493.6	$22.8	$(1.4)	$515.1
Net income					5.6		5.6
Other comprehensive loss, net of tax						(0.2)	(0.2)
Stock-based compensation expense				2.9			2.9
Exercise of common stock options	—	54,000 Sh.		0.4			0.4
Vesting of restricted and performance stock, net of shares withheld for employee taxes	—	40,828 Sh.		—			—
Dividends declared on common stock					(3.2)		(3.2)
Repurchase and retirement of common stock		(495,475 Sh.	)	(5.3)			(5.3)
Balance, April 30, 2019	$0.1	62,397,398 Sh.		$491.6	$25.2	$(1.6)	$515.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2018. The interim results are not necessarily indicative of results for the full year. Certain reclassifications have been made to the fiscal 2018 financial statements to conform to the fiscal 2019 presentation.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.8% of REV Group’s voting equity as of April 30, 2019. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended April 30, 2019 and April 30, 2018, the Company reimbursed expenses of its primary equity holder in the amount of $0.1 million and $0.1 million, respectively. During the six months ended April 30, 2019 and April 30, 2018, the Company reimbursed expenses of its primary equity holder in the amount of $0.6 million and $0.3 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.5 million and $0.4 million for the three months ended April 30, 2019, and April 30, 2018, respectively. Rent expense under these arrangements totaled $1.0 million and $0.6 million for the six months ended April 30, 2019 and April 30, 2018, respectively.

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

Accounting Pronouncements to be Adopted

•

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842). Topic 842 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company beginning November 1, 2019.

The Company has established an implementation plan and is in the process of surveying its businesses, assessing its lease population, and compiling information on its active leases. In addition, the Company is determining needed changes to its policies, business processes, internal controls, and disclosures. While the Company continues to make progress on its implementation, the Company is still evaluating the impact of the adoption on its consolidated financial statements.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. The Company has made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Periodically, certain customers request bill and hold transactions. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory and is ready for physical transfer to the customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company does not disclose information about remaining performance obligations at period end because the Company’s contracts generally have original expected durations of one year or less.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s consolidated balance sheet. The corresponding performance obligations are generally satisfied within one year of the contract inception. The Company recognized $30.4 million and $74.0 million of revenue that was included in the opening customer advances balance during the three and six months ended April 30, 2019, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Note 3. Inventories

Inventories, net of reserves, consisted of the following:

	April 30, 2019	October 31, 2018
Chassis	$46.9	$53.3
Raw materials	205.4	188.4
Work in process	201.5	195.7
Finished products	94.3	91.6
	548.1	529.0
Less: reserves	(11.8)	(15.0)
Total inventories, net	$536.3	$514.0

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2019	October 31, 2018
Land & land improvements	$23.9	$23.9
Buildings & improvements	103.8	102.5
Machinery & equipment	82.6	77.1
Rental fleet	31.4	35.4
Computer hardware & software	56.6	56.1
Office furniture & fixtures	4.8	5.1
Construction in process	16.5	14.7
	319.6	314.8
Less: accumulated depreciation	(113.1)	(100.5)
Total property, plant and equipment, net	$206.5	$214.3

Depreciation expense was $7.0 million and $6.8 million for the three months ended April 30, 2019, and April 30, 2018, respectively, and $14.5 million and $13.0 million for the six months ended April 30, 2019, and April 30, 2018, respectively.

Note 5. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	April 30, 2019	October 31, 2018
Fire & Emergency	$88.6	$88.6
Commercial	28.7	28.7
Recreation	42.5	44.5
Total goodwill	$159.8	$161.8

The change in the net carrying value amount of goodwill consisted of the following:

	Six Months Ended April 30,
	2019	2018
Balance at beginning of period	$161.8	$133.2
Activity during the period:
Activity from prior year acquisitions	(2.0)	2.4
Activity from current year acquisitions	—	51.4
Balance at end of period	$159.8	$187.0

Intangible assets (excluding goodwill) consisted of the following:

	Weighted- Average Life	April 30, 2019	October 31, 2018
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$124.7
Order backlog	1.0	6.7	6.7
Non-compete agreements	5.0	2.0	2.0
Trade names	7.0	3.5	3.5
Technology-related	7.0	0.7	0.7
		139.6	137.6
Less: accumulated amortization		(87.8)	(78.9)
		51.8	58.7
Indefinite-lived trade names		115.9	115.9
Total intangible assets, net		$167.7	$174.6

Amortization expense was $4.6 million and $4.3 million for the three months ended April 30, 2019, and April 30, 2018, respectively, and $9.3 and $9.1 million for the six months ended April 30, 2019, and April 30, 2018, respectively.

Note 6. Divestiture Activities

In fiscal year 2018, management decided to divest certain businesses and assets which include the Revability business, one Regional Technical Center (“RTC”), the Company’s rental fleet, and certain other assets. On December 21, 2018, the Company completed the sale of its mobility van business, Revability, with annual sales of approximately $40 million. All assets and operations at the Clarkston and Davisburg, Michigan facilities were transferred to the buyer. On February 21, 2019, the Company completed the sale of the RTC for net cash proceeds of $11.4 million. In connection with this sale, the Company recognized a gain on sale of $1.2 million.

The assets and liabilities related to the businesses that met the held for sale criteria are included in Other current assets and Other current liabilities in the Condensed Unaudited Consolidated Balance Sheets at estimated fair value, less cost to sell.

As of April 30, 2019, assets and liabilities held for sale were comprised of the following: property, plant and equipment, net—$1.4 million, inventories, net—$3.0 million, accounts receivable, net—$6.4 million, other current and long-term assets—$1.2 million, accounts payable—$4.7 million, current portion of long-term debt—$1.4 million and other current and long-term liabilities—$0.6 million.

Note 7. Long-Term Debt

The Company was obligated under the following debt instruments:

	April 30, 2019	October 31, 2018
Senior secured facility:
Revolving credit ABL facility	$291.0	$300.0
Term Loan, net of debt issuance costs ($2.3 and $1.9)	170.8	121.9
	461.8	421.9
Less: current maturities	(1.8)	(1.3)
Long-term debt, less current maturities	$460.0	$420.6

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.9 million of debt issuance costs related to the April 2017 ABL Facility. The amount of debt issuance costs is included in other long-term assets in the Company’s consolidated balance sheets.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of April 30, 2019. As of April 30, 2019, the Company’s availability under the April 2017 ABL Facility was $145.2 million.

The fair value of the April 2017 ABL Facility approximated book value at both April 30, 2019 and October 31, 2018.

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

On March 29, 2019, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $125.0 million to $175.0 million. The Company incurred an additional $0.8 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

Applicable interest rate margins for the Term Loan are 2.50% for base rate loans and 3.50% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan at April 30, 2019 was 5.98%.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement requires the Company to maintain a specified secured leverage ratio, which will be tested quarterly and become more restrictive over the term of the term loan. Annually, in the third quarter of each fiscal year, the ratio declines by 25 basis points. The initial maximum secured leverage ratio is 4.00 to 1.00 and declines to 3.00 to 1.00 by July 31, 2021. The maximum leverage ratio for April 30, 2019 is 3.75 to 1.00.

The Company was in compliance with all financial covenants under the Term Loan as of April 30, 2019.

The fair value of the Term Loan approximated book value at both April 30, 2019 and October 31, 2018.

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

Changes in the Company’s warranty liability consisted of the following:

	Six Months Ended April 30,
	2019	2018
Balance at beginning of period	$30.8	$40.2
Warranty provisions	9.2	14.0
Settlements made	(14.9)	(17.5)
Warranties for current year acquisitions	—	1.4
Changes in liability of pre-existing warranties	(0.6)	(1.3)
Balance at end of period	$24.5	$36.8

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	April 30, 2019	October 31, 2018
Current liabilities	$15.2	$19.0
Other long-term liabilities	9.3	11.8
Total warranty liability	$24.5	$30.8

Note 9. Stock Repurchase Program

As discussed in the Company’s Annual Report on Form 10-K filed on December 19, 2018, on March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. During the three and six months ended April 30, 2019, the Company repurchased 495,475 shares under this repurchase program at a total cost of $5.3 million at an average price per share of $10.77. As of April 30, 2019, the Company had $41.3 million of authorization remaining under this program.

Note 10. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and six months ended April 30, 2019 and April 30, 2018:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	62,957,854	64,577,469	62,994,738	64,429,854
Dilutive stock options	169,913	1,689,419	—	1,944,297
Dilutive restricted stock units	219,847	706	—	14,616
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	63,347,614	66,267,594	62,994,738	66,388,767

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and six months ended April 30, 2019 and April 30, 2018:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Anti-dilutive stock options	172,951	77,085	988,551	77,085
Anti-dilutive restricted stock units	497,925	503,412	1,750,723	376,239
Anti-dilutive performance stock units	18,408	—	18,408	—
Anti-dilutive common stock equivalents	689,284	580,497	2,757,682	453,324

Note 11. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $2.5 million for the three months ended April 30, 2019, or 30.8% of pre-tax income, compared to income tax expense of $2.9 million, or 27.9% of pre-tax income, for the three months ended April 30, 2018. Results for the three months ended April 30, 2019 were unfavorably impacted by $0.4 million of net discrete expense primarily related to share-based compensation tax deductions. Results for the three months ended April 30, 2018 were unfavorably impacted by $0.1 million of net discrete tax expense primarily as a result of new tax legislation in the United States.

The Company recorded income tax benefit of $1.9 million for the six months ended April 30, 2019, or 17.8% of pre-tax loss, compared to income tax benefit of $11.0 million, or (185.8)% of pre-tax income, for the six months ended April 30, 2018. Results for the six months ended April 30, 2019 were unfavorably impacted by $0.8 million of net discrete expense primarily related to share-based compensation tax deductions. Results for the six months ended April 30, 2018 were favorably impacted by $12.6 million of net discrete tax benefits, including a $2.3 million benefit related to share-based compensation tax deductions and a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting interest expense deductions, implementing a territorial tax system, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”), and creating new taxes on certain foreign-sourced earnings. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 118, which provided guidance on how to account for the effects of the Tax Reform Act under ASC 740, Income Taxes. SAB No. 118 enabled companies to record a provisional amount for the effects for the Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year.

In the first quarter of fiscal year 2019, the Company completed its accounting for the Tax Reform Act under SAB No. 118 resulting in no change to the estimated cumulative tax benefit recorded in fiscal year 2018. In full fiscal year 2018, the Company recorded $11.3 million of cumulative tax benefit related to remeasurement of net deferred tax liabilities.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three and six months ended April 30, 2019, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.4 million as of April 30, 2019 and $2.2 million as of October 31, 2018. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s consolidated balance sheets. During the next twelve months, it is reasonably possible that $0.2 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statement of operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 12. Commitments and Contingencies

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	April 30, 2019	October 31, 2018
Performance, bid and specialty bonds	$212.8	$228.2
Open standby letters of credit	13.8	13.0
Total	$226.6	$241.2

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $55.0 million and $54.5 million as of April 30, 2019 and October 31, 2018, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $258.8 million and $310.5 million as of April 30, 2019 and October 31, 2018, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at April 30, 2019 and October 31, 2018 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $26.1 million and $25.2 million at April 30, 2019 and October 31, 2018, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted with respect to the IPO, and the Company expects the underwriters to do the same in regard to the claims asserted with respect to the October 2017 offering. Two purported derivative actions, which have since been consolidated, were also filed in federal court in Delaware in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The Company and the other defendants intend to defend these lawsuits vigorously. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on the Company or its operations.

Note 13. Business Segment Information

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended April 30, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$247.1	$170.0	$199.7	$(1.8)	$615.0
Depreciation and amortization	$3.5	$2.1	$4.3	$1.7	$11.6
Capital expenditures	$1.8	$1.1	$1.0	$(0.8)	$3.1
Total assets	$627.2	$322.3	$356.6	$107.2	$1,413.3
Adjusted EBITDA	$15.1	$14.7	$17.3	$(11.0)

	Three Months Ended April 30, 2018
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$252.0	$158.0	$198.8	$0.1	$608.9
Depreciation and amortization	$4.0	$2.8	$3.1	$1.2	$11.1
Capital expenditures	$1.1	$1.3	$2.9	$4.7	$10.0
Total assets	$613.7	$288.0	$337.5	$119.5	$1,358.7
Adjusted EBITDA	$21.8	$9.5	$12.7	$(10.0)

	Six Months Ended April 30, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$451.2	$310.6	$375.9	$(4.0)	$1,133.7
Depreciation and amortization	$7.0	$4.7	$8.3	$3.8	$23.8
Capital expenditures	$3.2	$1.7	$2.4	$2.1	$9.4
Total assets	$627.2	$322.3	$356.6	$107.2	$1,413.3
Adjusted EBITDA	$23.4	$19.7	$26.5	$(21.2)

	Six Months Ended April 30, 2018
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$467.3	$290.2	$366.0	$0.3	$1,123.8
Depreciation and amortization	$8.5	$5.6	$5.9	$2.1	$22.1
Capital expenditures	$2.7	$2.3	$4.2	$14.4	$23.6
Total assets	$613.7	$288.0	$337.5	$119.5	$1,358.7
Adjusted EBITDA	$39.9	$13.9	$20.8	$(19.2)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and benefit for income taxes, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income (loss) is included below.

The Company believes Adjusted EBITDA is useful to investors and used by management for measuring profitability because the measure excludes the impact of certain items which management believes have less bearing on the Company’s core operating performance, and allows for a more meaningful comparison of operating fundamentals between companies within its industries by eliminating the impact of capital structure and taxation differences between the companies. Additionally, Adjusted EBITDA is used by management to measure and report the Company’s financial performance to the Company’s Board of Directors, assists in providing a meaningful analysis of the Company’s operating performance and is used as a measurement in incentive compensation for management.

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Fire & Emergency Adjusted EBITDA	$15.1	$21.8	$23.4	$39.9
Commercial Adjusted EBITDA	14.7	9.5	19.7	13.9
Recreation Adjusted EBITDA	17.3	12.7	26.5	20.8
Corporate and Other Adjusted EBITDA	(11.0)	(10.0)	(21.2)	(19.2)
Depreciation and amortization	(11.6)	(11.1)	(23.8)	(22.1)
Interest expense, net	(8.0)	(6.1)	(15.8)	(11.5)
(Provision) benefit for income taxes	(2.5)	(2.9)	1.9	11.0
Transaction expenses	—	(0.5)	(0.2)	(2.1)
Sponsor expense reimbursement	(0.1)	(0.1)	(0.6)	(0.3)
Restructuring costs	(1.8)	(1.9)	(2.9)	(6.0)
Stock-based compensation expense	(3.4)	(1.9)	(4.8)	(3.7)
Non-cash purchase accounting expense	—	—	—	(0.7)
Legal matters	(2.4)	(0.2)	(4.5)	(0.9)
Impairment charges	(0.1)	—	(2.8)	—
Losses attributable to assets held for sale	—	—	(1.7)	—
Deferred purchase price payment	(0.6)	(1.9)	(2.2)	(2.2)
Net income (loss)	$5.6	$7.4	$(9.0)	$16.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and risk factors contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 19, 2018.

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets we hold the first or second market share position and approximately 61% of our net sales during the second quarter of fiscal 2019 came from products where we believe we hold such share positions.

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

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Federal Coach, Champion and World Trans. In addition, we have a joint venture partnership with Daimler to distribute and service Setra branded motor coaches to customers in the United States. We serve the terminal truck market through the Capacity brand and the sweeper market through the Lay-Mor brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), Type A school buses (small school bus built on commercial chassis), street sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses or intermodal yards and ports). Within each market segment, we produce many customized configurations to address the diverse needs of our customers.

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

RV purchases are discretionary in nature and therefore sensitive to the availability of financing, consumer confidence, unemployment levels, levels of disposable income and changing levels of consumer home equity, among other factors. Although RV sales have increased in recent years, these markets are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Recreation segment, the Fire & Emergency segment and the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. As fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long making the purchase more deferrable, which can result in reduced demand for our products.

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically the slowest quarters have been the first and second fiscal quarters when the purchasing seasons for vehicles such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders

Impact of Acquisitions

For the past several years, a significant component of our growth has been the addition of businesses through acquisitions. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials, purchases, improvements to production processes, and other restructuring initiatives. The benefits of these integration efforts may not positively impact our financial results until subsequent periods. Operational and financial integration of our recently acquired businesses could be ongoing.

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

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2019	2018	2019	2018
Net sales	$615.0	$608.9	$1,133.7	$1,123.8
Gross profit	72.4	72.9	118.7	125.4
Operating income	16.1	16.4	4.9	17.4
Net income (loss)	5.6	7.4	(9.0)	16.9

Adjusted EBITDA	$36.1	$34.0	$48.4	$55.4
Adjusted Net Income	$15.2	$15.5	$12.3	$25.4

Net Sales. Consolidated net sales were $615.0 million for the three months ended April 30, 2019, an increase of $6.1 million, or 1.0%, from $608.9 million for the three months ended April 30, 2018. The increase in consolidated net sales was primarily due to an increase in net sales in the Commercial and Recreation segments offset by a slight decrease in net sales in the Fire & Emergency segment. The increase in Commercial segment net sales was primarily due to an increase in sales of school and transit buses and terminal trucks, partially offset by a decrease in sales of shuttle buses and the impact of the sale of our mobility van business. The increase in Recreation segment net sales was primarily due to increases in sales across our RV brand line up, partially offset by a decrease in sales of Class A motorhomes.  The decrease in Fire & Emergency segment net sales was primarily due to fewer shipments of firetrucks compared to the prior year period due to the challenges experienced with ramping up production levels to react to strong end market demand.

Consolidated net sales were $1,133.7 million for the six months ended April 30, 2019, an increase of $9.9 million, or 0.9%, from $1,123.8 million for the six months ended April 30, 2018. The increase in consolidated net sales was primarily due to an increase in net sales in the Commercial and Recreation segments offset by a decrease in net sales in the Fire & Emergency segment. The increase in Commercial segment sales was primarily due to an increase in sales of school and transit buses and terminal trucks, partially offset by lower sales of shuttle buses and the impact of the sale of our mobility van business. The increase in Recreation segment net sales was primarily due to the acquisition of Lance and increases in sales across our RV brand line-up, except Class A motorhomes. The decrease in Fire & Emergency segment net sales was primarily due a decrease in sales of ambulances during the first quarter resulting from the material and chassis supply disruptions that lingered into the current fiscal year and a decrease in sales of firetrucks as we experienced challenges with ramping up production levels in the second quarter to react to strong end market demand.

Gross Profit. Consolidated gross profit was $72.4 million for the three months ended April 30, 2019, compared to $72.9 million for the three months ended April 30, 2018. Consolidated gross profit, as a percentage of consolidated net sales, was 11.8% for the three months ended April 30, 2019, a slight decrease compared to 12.0% for the three months ended April 30, 2018. The decrease was primarily due to a decrease in gross profit in the Fire & Emergency segment, partially offset by increases in the Commercial and Recreation segments.

Consolidated gross profit was $118.7 million for the six months ended April 30, 2019, compared to $125.4 million for the six months ended April 30, 2018. Consolidated gross profit, as a percentage of consolidated net sales, was 10.5% for the six months ended April 30, 2019, a decrease compared to 11.2% for the six months ended April 30, 2018. The decrease was primarily due to a decrease in gross profit in the Fire & Emergency segment, partially offset by increases in the Commercial and Recreation segments.

Operating Income. Consolidated operating income was $16.1 million for the three months ended April 30, 2019, a decrease of $0.3 million, from consolidated operating income of $16.4 million for the three months ended April 30, 2018. The decrease was primarily due to the decreases in gross profit described above.

Consolidated operating income was $4.9 million for the six months ended April 30, 2019, a decrease of $12.5 million, from consolidated operating income of $17.4 million for the six months ended April 30, 2018. The decrease was primarily due to the decreases in gross profit described above, along with higher legal and stock compensation expenses in the current year period.

Income Taxes. Consolidated income tax expense was $2.5 million for the three months ended April 30, 2019, or 30.8% of pre-tax income, compared to income tax expense of $2.9 million, or 27.9% of pre-tax income, for the three months ended April 30, 2018. The increase in the Company’s effective income tax rate for the three months ended April 30, 2019 relative to the prior year period was primarily due to expense related to share-based compensation tax deductions.

Consolidated income tax benefit was $1.9 million for the six months ended April 30, 2019, or 17.8% of pre-tax loss, compared to $11.0 million, or (185.8)% of pre-tax income, for the six months ended April 30, 2018. Results for the six months ended April 30, 2019 were unfavorably impacted by $0.8 million of net discrete expenses primarily related to share-based compensation tax deductions. Results for the six months ended April 30, 2018 were favorably impacted by $12.6 million of net discrete tax benefits, including a $2.3 million benefit related to share-based compensation tax deductions and a $10.4 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

Net Income (Loss). Consolidated net income was $5.6 million for the three months ended April 30, 2019, a decrease of $1.8 million, or 24.3%, from consolidated net income of $7.4 million for the three months ended April 30, 2018. The decrease was primarily due to the decrease in gross profit and higher stock compensation expenses.

Consolidated net loss was $9.0 million for the six months ended April 30, 2019, a decrease of $25.9 million, or 153.3%, from consolidated net income of $16.9 million for the six months ended April 30, 2018. The decrease was primarily due to the decrease in gross profit, higher expenses for interest, stock compensation, legal fees and settlements, and tax provision, partially offset by a decrease in restructuring costs and transactions expenses.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $36.1 million for the three months ended April 30, 2019, an increase of $2.1 million, or 6.2% from $34.0 million for the three months ended April 30, 2018. The increase in consolidated Adjusted EBITDA was primarily due to an increase in Adjusted EBITDA in the Commercial and Recreation segments offset by a decrease in the Fire & Emergency segment Adjusted EBITDA.

Consolidated Adjusted EBITDA was $48.4 million for the six months ended April 30, 2019, a decrease of $7.0 million, or 12.6% from $55.4 million for the six months ended April 30, 2018. The decrease in consolidated Adjusted EBITDA was primarily due to a decrease in the Fire & Emergency segment Adjusted EBITDA, partially offset by increases in Adjusted EBITDA in the Commercial and Recreation segments.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income. Consolidated Adjusted Net Income was $15.2 million for the three months ended April 30, 2019, a decrease of $0.3 million, or 1.9% from consolidated Adjusted Net Income of $15.5 million for the three months ended April 30, 2018.

Consolidated Adjusted Net Income was $12.3 million for the six months ended April 30, 2019, a decrease of $13.1 million, or 51.6% from consolidated Adjusted Net Income of $25.4 million for the six months ended April 30, 2018.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted Net Income tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2019	2018	2019	2018
Net sales	$247.1	$252.0	$451.2	$467.3
Adjusted EBITDA	15.1	21.8	23.4	39.9
Adjusted EBITDA % of net sales	6.1%	8.7%	5.2%	8.5%

Fire & Emergency segment net sales were $247.1 million for the three months ended April 30, 2019, a decrease of $4.9 million, or 1.9%, from $252.0 million for the three months ended April 30, 2018. The decrease in net sales compared to the prior year period was primarily due to a decrease in sales of firetrucks as we were in the process of and experienced challenges in ramping up production levels to react to strong end market demand during the quarter. Net sales of ambulances were flat compared to the same period in the prior year.

Fire & Emergency segment net sales were $451.2 million for the six months ended April 30, 2019, a decrease of $16.1 million, or 3.4%, from $467.3 million for the six months ended April 30, 2018. The decrease in net sales compared to the prior year period was primarily due to a decrease in sales of ambulances resulting from the material and chassis supply disruptions in the first quarter that lingered into the second fiscal quarter, and a decrease in sales of firetrucks as we ramped up production levels in the second quarter to react to strong end market demand.

Fire & Emergency segment Adjusted EBITDA was $15.1 million for the three months ended April 30, 2019, a decrease of $6.7 million, or 30.7%, from $21.8 million for the three months ended April 30, 2018. The decrease in Adjusted EBITDA compared to prior year period was primarily due to a decrease in sales of firetrucks and the mix of ambulance sales in the quarter.

Fire & Emergency segment Adjusted EBITDA was $23.4 million for the six months ended April 30, 2019, a decrease of $16.5 million, or 41.4%, from $39.9 million for the six months ended April 30, 2018. The decrease in Adjusted EBITDA compared to prior year period was primarily due to a decrease in sales of ambulances and firetrucks as well as higher costs of production due to inefficiencies resulting from the material and chassis supply disruptions that lingered into the first quarter and the ramp up of firetruck production in the second quarter.

Commercial Segment

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2019	2018	2019	2018
Net sales	$170.0	$158.0	$310.6	$290.2
Adjusted EBITDA	14.7	9.5	19.7	13.9
Adjusted EBITDA % of net sales	8.6%	6.0%	6.3%	4.8%

Commercial segment net sales were $170.0 million for the three months ended April 30, 2019, an increase of $12.0 million, or 7.6%, from $158.0 million for the three months ended April 30, 2018. The increase in net sales compared to the prior year period was primarily due to an increase in sales of school and transit buses and terminal trucks, partially offset by a decrease in shipments of shuttle buses and the impact of the sale of our mobility van business in the first quarter of fiscal 2019. Refer to Note 6, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Commercial segment net sales were $310.6 million for the six months ended April 30, 2019, an increase of $20.4 million, or 7.0%, from $290.2 million for the six months ended April 30, 2018. The increase in net sales compared to the prior year period was primarily due to an increase in sales of school and transit buses and terminal trucks, partially offset by a decrease in shipments of shuttle buses and the impact of the sale of our mobility van business.

Commercial segment Adjusted EBITDA was $14.7 million for the three months ended April 30, 2019, an increase of $5.2 million, or 54.7%, from $9.5 million for the three months ended April 30, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to increased volumes of certain higher margin school and transit buses and terminal trucks and the disposition of the underperforming mobility van business in the first quarter of fiscal 2019.

Commercial segment Adjusted EBITDA was $19.7 million for the six months ended April 30, 2019, an increase of $5.8 million, or 41.7%, from $13.9 million for the six months ended April 30, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to increased volumes of certain higher margin school and transit buses and terminal trucks and the disposition of the underperforming mobility van business in the first quarter of fiscal 2019.

Recreation Segment

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2019	2018	2019	2018
Net sales	$199.7	$198.8	$375.9	$366.0
Adjusted EBITDA	17.3	12.7	26.5	20.8
Adjusted EBITDA % of net sales	8.7%	6.4%	7.0%	5.7%

Recreation segment net sales were $199.7 million for the three months ended April 30, 2019, an increase of $0.9 million, or 0.5%, from $198.8 million for the three months ended April 30, 2018. The increase in net sales compared to the prior year period was primarily due to increases in sales across our RV brand line up, partially offset by a decrease in sales of Class A motorhomes. Class A RV volume declined compared to the prior year period due to a decision to rationalize the Class A model line-up, which resulted in a reduction in the number of models produced, as well as a recent slowdown in the overall end market.

Recreation segment net sales were $375.9 million for the six months ended April 30, 2019, an increase of $9.9 million, or 2.7%, from $366.0 million for the six months ended April 30, 2018. The increase in net sales compared to the prior year period was primarily due to increases in sales across our RV brand line up, partially offset by a decrease in sales of Class A motorhomes.

Recreation segment Adjusted EBITDA was $17.3 million for the three months ended April 30, 2019, an increase of $4.6 million, or 36.2%, from $12.7 million for the three months ended April 30, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to higher volumes in the more profitable Class B and Super C product categories and improved profitability in our towables product line.

Recreation segment Adjusted EBITDA was $26.5 million for the six months ended April 30, 2019, an increase of $5.7 million, or 27.4%, from $20.8 million for the six months ended April 30, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to the impact of the acquisition of Lance in January 2018, as well as higher volumes in the more profitable Class B, Super C and towable product categories (for the similar period of ownership in each year).

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

($ in millions)	April 30, 2019	April 30, 2018
Fire & Emergency	$786.5	$633.8
Commercial	435.9	397.2
Recreation	169.0	239.5
Total Backlog	$1,391.4	$1,270.5

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

As of April 30, 2019, our backlog was $1,391.4 million compared to $1,270.5 million as of April 30, 2018. The increase in Fire & Emergency backlog was primarily due to an increase in firetruck orders and the timing of deliveries. The increase in the Commercial backlog was due to increases in orders for school and transit buses and terminal trucks. The decrease in Recreation backlog was reflective of the softer market for recreational vehicles.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, acquiring machinery and equipment, acquiring and building manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service payments, regular quarterly dividend payments, general corporate needs, and common stock repurchases under the Company’s authorized stock buyback program. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our term loan and revolving credit facility.

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

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2019 and April 30, 2018:

	Six Months Ended April 30,
($ in millions)	2019	2018
Net cash used in operating activities	$(39.2)	$(43.8)
Net cash provided by (used in) investing activities	4.7	(89.2)
Net cash provided by financing activities	29.1	128.4
Net decrease in cash and cash equivalents	$(5.4)	$(4.6)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 30, 2019 was $39.2 million, compared to $43.8 million for the six months ended April 30, 2018. The reduction in cash used in operating activities for the six months ended April 30, 2019, compared to the prior year period was related to our focus on more efficient management of net working capital and cash, partially offset by a decrease in net income.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended April 30, 2019 was $4.7 million, compared to net cash used in investing activities of $89.2 million for the six months ended April 30, 2018. The decrease in net cash used in investing activities for the six months ended April 30, 2019, compared to the prior year period, was primarily due to a decrease in business acquisition activity, a decrease in capital expenditures, and the benefit from the sale of certain other assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2019 was $29.1 million, which primarily consisted of net borrowings to fund working capital requirements, to repurchase the Company’s common stock and to pay regular quarterly dividends. Net cash provided by financing activities for the six months ended April 30, 2018 was $128.4 million, which primarily consisted of net borrowings to fund acquisitions, capital expenditures and to repurchase the Company’s common stock.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. In the six months ended April 30, 2019, the Company paid cash dividends of $6.3 million.

On June 5, 2019, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the second quarter of fiscal year 2019. The dividend is payable on August 30, 2019 to holders of record as of July 30, 2019.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market purchases or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. During the three and six months ended April 30, 2019, the Company repurchased 495,475 shares under this repurchase program at a total cost of $5.3 million at an average price per share of $10.77. As of April 30, 2019, the Company had $41.3 million of authorization remaining under this program.

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

On July 18, 2018 the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $75.0 million to $125.0 million. The Company incurred an additional $0.6 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the increase in the Term Loan were used to repay a portion of the borrowings under the April 2017 ABL Facility.

On March 29, 2019, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $125.0 million to $175.0 million. The Company incurred an additional $0.8 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

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

Principal may be repaid at any time during the term of the ABL Facility without penalty. The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of April 30, 2019. As of April 30, 2019, our availability under the April 2017 ABL Facility was $145.2 million.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and provision for income taxes, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as net income, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Neither Adjusted EBITDA nor Adjusted Net Income is a measure defined by GAAP. The most directly comparable GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period.

We believe Adjusted EBITDA and Adjusted Net Income are useful to investors because these performance measures are used by our management for measuring profitability. These measures exclude the impact of certain items which we believe have less bearing on our core operating performance because they are items that are not needed or available to the Company’s managers in the daily activities of their businesses. We believe that the core operations of our business are those which can be affected by our management in a particular period through their resource allocation decisions that affect the underlying performance of our operations conducted during that period. We also believe that decisions utilizing Adjusted EBITDA and Adjusted Net Income allow for a more meaningful comparison of operating fundamentals between companies within our markets by eliminating the impact of capital structure and taxation differences between the companies.

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense and income taxes. Stock-based compensation expense is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense that is measured based upon external inputs such as our current share price and the movement of share price of peer companies, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards.

We also adjust for exceptional items, such as, impairment charges, losses attributable to assets held for sale, and deferred purchase price payment, which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. Adjusted EBITDA is used by management to measure and report the Company’s financial performance to the Company’s Board of Directors, to assist in providing a meaningful analysis of the Company’s operating performance, and is used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting, certain legal matters, transaction expenses, stock-based compensation expense, restructuring costs, sponsor expense reimbursement, impairment charges, losses attributable to assets held for sale and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2019	2018	2019	2018
Net income (loss)	$5.6	$7.4	$(9.0)	$16.9
Depreciation and amortization	11.6	11.1	23.8	22.1
Interest expense, net	8.0	6.1	15.8	11.5
Provision (benefit) for income taxes	2.5	2.9	(1.9)	(11.0)
EBITDA	27.7	27.5	28.7	39.5
Transaction expenses(a)	—	0.5	0.2	2.1
Sponsor expense reimbursement(b)	0.1	0.1	0.6	0.3
Restructuring costs(c)	1.8	1.9	2.9	6.0
Stock-based compensation expense(d)	3.4	1.9	4.8	3.7
Non-cash purchase accounting expense(e)	—	—	—	0.7
Legal matters(f)	2.4	0.2	4.5	0.9
Impairment charges(g)	0.1	—	2.8	—
Losses attributable to assets held for sale(h)	—	—	1.7	—
Deferred purchase price payment(i)	0.6	1.9	2.2	2.2
Adjusted EBITDA	$36.1	$34.0	$48.4	$55.4

The following table reconciles net income (loss) to Adjusted Net Income for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2019	2018	2019	2018
Net income (loss)	$5.6	$7.4	$(9.0)	$16.9
Amortization of intangible assets	4.6	4.3	9.3	9.1
Transaction expenses(a)	—	0.5	0.2	2.1
Sponsor expense reimbursement(b)	0.1	0.1	0.6	0.3
Restructuring costs(c)	1.8	1.9	2.9	6.0
Stock-based compensation expense(d)	3.4	1.9	4.8	3.7
Non-cash purchase accounting expense(e)	—	—	—	0.7
Legal matters(f)	2.4	0.2	4.5	0.9
Impairment charges(g)	0.1	—	2.8	—
Losses attributable to assets held for sale(h)	—	—	1.7	—
Deferred purchase price payment(i)	0.6	1.9	2.2	2.2
Impact of tax rate change(j)	—	—	—	(10.4)
Income tax effect of adjustments(k)	(3.4)	(2.7)	(7.7)	(6.1)
Adjusted Net Income	$15.2	$15.5	$12.3	$25.4

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

Restructuring expenses in the prior year period included costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments as well as in the Corporate office, consisting of personnel costs, including severance and other employee benefit payments, as well as facility closure and lease termination costs.

(d)	Reflects expenses associated with the redemption of stock options and vesting of restricted and performance stock units.
(e)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(f)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Current year costs include payments: (i) to settle certain claims arising from a putative employee class action in the state of California, (ii) for fees and costs to litigate and settle non-ordinary course product, intellectual property and employment disputes and (iii) for fees and costs to litigate the putative securities class actions and derivative action pending against us and certain of our directors and officers.

(g)

Reflects additional non-cash impairment charges related to the sale of Revability. Refer to Note 6, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(h)	Losses attributable to businesses that are or were classified as assets held for sale during the respective period.
(i)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company made a payment of $5.0 million on the 12-month anniversary date from the acquisition date and may make another payment of $5.0 million on the 24-month anniversary date from the acquisition date, subject to conditions in the purchase agreement.

(j)	Reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.
(k)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three and six months ended April 30, 2019 and April 30, 2018, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

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

During the quarter ended April 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in 2018 Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the second quarter of fiscal year 2019 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
February 1 - February 28	—	—	—	$46.7
March 1 - March 31	334,234	$10.68	334,234	$43.1
April 1 - April 30	161,241	$10.95	161,241	$41.3
Total	495,475		495,475

(1)

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market purchases or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020.

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

REV GROUP, INC.

Date: June 5, 2019	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer

Date: June 5, 2019	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer