Form 10-Q
period 2019-07-31
REV Group, Inc.
filed 2019-09-04
CIK 1687221

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of September 3, 2019, the registrant had 62,207,841 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In millions, except share and per share amounts)

	July 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19.8	$11.9
Accounts receivable, net	236.2	266.9
Inventories, net	557.9	514.0
Other current assets	51.3	50.3
Total current assets	865.2	843.1
Property, plant and equipment, net	203.2	214.3
Goodwill	159.8	161.8
Intangible assets, net	163.9	174.6
Other long-term assets	14.0	14.3
Total assets	$1,406.1	$1,408.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.8	$1.3
Accounts payable	211.0	218.1
Customer advances	128.1	117.8
Accrued warranty	13.8	19.0
Other current liabilities	63.2	55.5
Liabilities held for sale	16.6	5.5
Total current liabilities	434.5	417.2
Long-term debt, less current maturities	416.8	420.6
Deferred income taxes	23.4	19.9
Other long-term liabilities	13.9	18.0
Total liabilities	888.6	875.7
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 62,207,841 and 62,683,808 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	490.4	492.1
Retained earnings	27.6	40.6
Accumulated other comprehensive loss	(1.6)	(1.4)
Total REV's shareholders' equity	516.5	531.4
Non-controlling interest	1.0	1.0
Total shareholders' equity	517.5	532.4
Total liabilities and shareholders' equity	$1,406.1	$1,408.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net sales	$617.0	$597.7	$1,750.8	$1,721.4
Cost of sales	545.7	518.2	1,560.7	1,516.6
Gross profit	71.3	79.5	190.1	204.8
Operating expenses:
Selling, general and administrative	48.9	43.5	145.3	133.2
Research and development costs	1.2	1.6	3.7	4.9
Amortization of intangible assets	4.0	4.6	13.2	13.6
Restructuring	1.3	0.9	4.2	6.9
Impairment charges	—	—	2.8	—
Total operating expenses	55.4	50.6	169.2	158.6
Operating income	15.9	28.9	20.9	46.2
Interest expense, net	8.4	6.8	24.2	18.3
Income (loss) before provision (benefit) for income taxes	7.5	22.1	(3.3)	27.9
Provision (benefit) for income taxes	1.9	3.8	—	(7.2)
Net income (loss)	$5.6	$18.3	$(3.3)	$35.1

Other comprehensive loss, net of tax	—	(0.4)	(0.2)	(1.2)
Comprehensive income (loss)	$5.6	$17.9	$(3.5)	$33.9

Income (loss) per common share:
Basic	$0.09	$0.29	$(0.05)	$0.55
Diluted	$0.09	$0.28	$(0.05)	$0.53
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(3.3)	$35.1
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	34.8	33.9
Amortization of debt issuance costs	1.5	1.3
Stock-based compensation expense	7.3	5.1
Deferred income taxes	3.5	(0.8)
Gain on sale of assets	(1.7)	(2.2)
Impairment charges	2.8	—
Changes in operating assets and liabilities, net of effects of business acquisitions	(22.9)	(129.2)
Net cash provided by (used in) operating activities	22.0	(56.8)
Cash flows from investing activities:
Purchase of property, plant and equipment	(14.1)	(31.9)
Purchase of rental fleet vehicles	(3.0)	(15.9)
Proceeds from sale of assets	22.6	6.4
Investment in China JV	—	(7.6)
Acquisition of businesses, net of cash acquired	—	(60.1)
Net cash provided by (used in) investing activities	5.5	(109.1)
Cash flows from financing activities:
Net (repayments) proceeds from borrowings under revolving credit facility	(52.0)	161.5
Net proceeds from borrowings of Term Loan	49.2	50.0
Payment of dividends	(9.4)	(9.7)
Repurchase and retirement of common stock	(8.3)	(45.5)
Other financing activities	0.9	6.5
Net cash (used in) provided by financing activities	(19.6)	162.8
Net increase (decrease) in cash and cash equivalents	7.9	(3.1)
Cash and cash equivalents, beginning of period	11.9	17.8
Cash and cash equivalents, end of period	$19.8	$14.7

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$22.6	$16.7
Income taxes, net of refunds	$(9.0)	$15.2

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total REV's Shareholders'
	Amount	# Shares		Capital	Earnings	Loss	Equity
Balance, October 31, 2017	$0.1	64,145,945 Sh.		$532.0	$40.4	$—	$572.5
Net income					9.4		9.4
Other comprehensive loss, net of tax						(0.3)	(0.3)
Stock-based compensation expense				0.5			0.5
Exercise of common stock options	—	418,116 Sh.		2.8			2.8
Vesting of restricted stock, net of employee tax withholding	—	9,688 Sh.		(0.1)			(0.1)
Dividends declared on common stock					(3.2)		(3.2)
Balance, January 31, 2018	$0.1	64,573,749 Sh.		$535.2	$46.6	$(0.3)	$581.6
Net income					7.4		7.4
Other comprehensive loss, net of tax						(0.5)	(0.5)
Stock-based compensation expense				1.0			1.0
Vesting of restricted stock, net of employee tax withholding	—	3,543 Sh.					—
Dividends declared on common stock					(3.3)		(3.3)
Repurchase and retirement of common stock		(238,547 Sh.	)	(4.8)			(4.8)
Balance, April 30, 2018	$0.1	64,338,745 Sh.		$531.4	$50.7	$(0.8)	$581.4
Net income					18.3		18.3
Other comprehensive loss, net of tax						(0.4)	(0.4)
Stock-based compensation expense				1.1			1.1
Exercise of common stock options		1,328,667 Sh.		6.8			6.8
Dividends declared on common stock					(3.1)		(3.1)
Repurchase and retirement of common stock		(2,475,967 Sh.	)	(40.7)			(40.7)
Balance, July 31, 2018	$0.1	63,191,445 Sh.		$498.6	$65.9	$(1.2)	$563.4

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total REV's Shareholders'
	Amount	# Shares		Capital	Earnings	Loss	Equity
Balance, October 31, 2018	$0.1	62,683,808 Sh.		$492.1	$40.6	$(1.4)	$531.4
Net loss					(14.6)		(14.6)
Other comprehensive income (loss), net of tax						—	—
Stock-based compensation expense				1.4			1.4
Exercise of common stock options	—	20,000 Sh.		0.1			0.1
Vesting of restricted and performance stock, net of shares withheld for employee taxes	—	94,237 Sh.		—			—
Dividends declared on common stock					(3.2)		(3.2)
Balance, January 31, 2019	$0.1	62,798,045 Sh.		$493.6	$22.8	$(1.4)	$515.1
Net income					5.6		5.6
Other comprehensive loss, net of tax						(0.2)	(0.2)
Stock-based compensation expense				2.9			2.9
Exercise of common stock options	—	54,000 Sh.		0.4			0.4
Vesting of restricted and performance stock, net of shares withheld for employee taxes	—	40,828 Sh.		—			—
Dividends declared on common stock					(3.2)		(3.2)
Repurchase and retirement of common stock		(495,475 Sh.	)	(5.3)			(5.3)
Balance, April 30, 2019	$0.1	62,397,398 Sh.		$491.6	$25.2	$(1.6)	$515.3
Net income					5.6		5.6
Other comprehensive loss, net of tax						—	—
Stock-based compensation expense				1.7			1.7
Exercise of common stock options	—	25,999 Sh.		0.1			0.1
Vesting of restricted and performance stock, net of shares withheld for employee taxes	—	6,566 Sh.		—			—
Dividends declared on common stock					(3.2)		(3.2)
Repurchase and retirement of common stock		(222,122 Sh.	)	(3.0)			(3.0)
Balance, July 31, 2019	$0.1	62,207,841 Sh.		$490.4	$27.6	$(1.6)	$516.5

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2018. The interim results are not necessarily indicative of results for the full year. Certain reclassifications have been made to the fiscal year 2018 financial statements to conform to the fiscal year 2019 presentation.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 54.3% of REV Group’s voting equity as of July 31, 2019. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended July 31, 2019 and July 31, 2018, the Company reimbursed expenses of its primary equity holder of less than $0.1 million and $0.2 million, respectively. During the nine months ended July 31, 2019 and July 31, 2018, the Company reimbursed expenses of its primary equity holder in the amount of $0.6 million and $0.5 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements totaled $0.5 million and $0.4 million for the three months ended July 31, 2019, and July 31, 2018, respectively. Rent expense under these arrangements totaled $1.5 million and $1.0 million for the nine months ended July 31, 2019 and July 31, 2018, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting pronouncements did not have a material impact on the Company’s consolidated financial statements:

•	ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”)
•

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers. The standard superseded most current revenue recognition guidance.

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

Accounting Pronouncements to be Adopted

•

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). Topic 842 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company will be required to adopt ASU 2016-02, and the related amendments, beginning November 1, 2019.

The Company is currently evaluating its lease population to assess the effect of the new guidance on the Company’s consolidated financial statements. It is also focused on changing its policies, business processes, internal controls, and disclosures to support the Company’s implementation and compliance with Topic 842. The Company plans to adopt the new standard using the optional transition method provided by accounting pronouncement, ASU No. 2018-11, through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company continues to make progress on its implementation and compliance with the requirements of the new standard, the Company is still evaluating the impact of the adoption on its consolidated financial statements.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the nine months ended July 31, 2019, the Company recognized $69.9 million of revenue that was included in the customer advances balance as of October 31, 2018. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Note 3. Inventories

Inventories, net of reserves, consisted of the following:

	July 31, 2019	October 31, 2018
Chassis	$46.8	$53.3
Raw materials	220.3	188.4
Work in process	202.5	195.7
Finished products	100.1	91.6
	569.7	529.0
Less: reserves	(11.8)	(15.0)
Total inventories, net	$557.9	$514.0

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2019	October 31, 2018
Land & land improvements	$24.0	$23.9
Buildings & improvements	106.1	102.5
Machinery & equipment	84.9	77.1
Rental fleet	25.2	35.4
Computer hardware & software	57.2	56.1
Office furniture & fixtures	5.7	5.1
Construction in process	17.2	14.7
	320.3	314.8
Less: accumulated depreciation	(117.1)	(100.5)
Total property, plant and equipment, net	$203.2	$214.3

Depreciation expense was $6.7 million and $7.1 million for the three months ended July 31, 2019, and July 31, 2018, respectively, and $21.5 million and $20.2 million for the nine months ended July 31, 2019, and July 31, 2018, respectively.

Note 5. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2019	October 31, 2018
Fire & Emergency	$88.6	$88.6
Commercial	28.7	28.7
Recreation	42.5	44.5
Total goodwill	$159.8	$161.8

The change in the net carrying value amount of goodwill consisted of the following:

	Nine Months Ended July 31,
	2019	2018
Balance at beginning of period	$161.8	$133.2
Activity during the period:
Acquisitions	(2.0)	29.4
Balance at end of period	$159.8	$162.6

Intangible assets (excluding goodwill) consisted of the following:

	Weighted- Average Life	July 31, 2019	October 31, 2018
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$124.7
Order backlog	1.0	6.7	6.7
Non-compete agreements	5.0	2.0	2.0
Trade names	7.0	3.5	3.5
Technology-related	7.0	0.9	0.7
		139.8	137.6
Less: accumulated amortization		(91.8)	(78.9)
		48.0	58.7
Indefinite-lived trade names		115.9	115.9
Total intangible assets, net		$163.9	$174.6

Amortization expense was $4.1 million and $4.6 million for the three months ended July 31, 2019, and July 31, 2018, respectively, and $13.3 and $13.7 million for the nine months ended July 31, 2019, and July 31, 2018, respectively.

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

The assets and liabilities related to the businesses that met the held for sale criteria are included in Other current assets and Liabilities held for sale in the Condensed Unaudited Consolidated Balance Sheets at estimated fair value, less cost to sell.

As of July 31, 2019, assets and liabilities held for sale were comprised of the following: property, plant and equipment, net—$0.2 million, inventories, net—$17.1 million, accounts receivable, net—$0.5 million, other current and long-term assets—$3.8 million, accounts payable—$12.8 million and other current and long-term liabilities—$3.8 million.

Note 7. Long-Term Debt

The Company was obligated under the following debt instruments:

	July 31, 2019	October 31, 2018
Senior secured facility:
Revolving credit ABL facility	$248.0	$300.0
Term Loan, net of debt issuance costs ($2.2 and $1.9)	170.6	121.9
	418.6	421.9
Less: current maturities	(1.8)	(1.3)
Long-term debt, less current maturities	$416.8	$420.6

April 2017 ABL Facility

Effective April 25, 2017, the Company entered into a $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $350.0 million. The total amount borrowed under the April 2017 ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The Company incurred $4.9 million of debt issuance costs related to the April 2017 ABL Facility. The amount of debt issuance costs is included in other long-term assets in the Company’s Condensed Unaudited Consolidated Balance Sheets.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of July 31, 2019. As of July 31, 2019, the Company’s availability under the April 2017 ABL Facility was $186.9 million.

The fair value of the April 2017 ABL Facility approximated book value at both July 31, 2019 and October 31, 2018.

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

Applicable interest rate margins for the Term Loan are 2.50% for base rate loans and 3.50% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan at July 31, 2019 was 5.77%.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement requires the Company to maintain a specified secured leverage ratio, which will be tested quarterly and become more restrictive over the term of the term loan. Annually, in the third quarter of each fiscal year, the ratio declines by 25 basis points. The initial maximum secured leverage ratio is 4.00 to 1.00 and declines to 3.00 to 1.00 by July 31, 2021. The maximum leverage ratio for July 31, 2019 is 3.50 to 1.00.

The Company was in compliance with all financial covenants under the Term Loan as of July 31, 2019.

The fair value of the Term Loan approximated book value at both July 31, 2019 and October 31, 2018.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended July 31,
	2019	2018
Balance at beginning of period	$30.8	$40.2
Warranty provisions	14.6	13.2
Settlements made	(22.4)	(19.7)
Warranties for current year acquisitions	—	1.4
Changes in liability of pre-existing warranties	0.1	(1.7)
Balance at end of period	$23.1	$33.4

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	July 31, 2019	October 31, 2018
Current liabilities	$13.8	$19.0
Other long-term liabilities	9.3	11.8
Total warranty liability	$23.1	$30.8

Note 9. Stock Repurchase Program

As discussed in the Company’s Annual Report on Form 10-K filed on December 19, 2018, on March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. During the three months ended July 31, 2019, the Company repurchased 222,122 shares under this repurchase program at a total cost of $3.0 million and an average price per share of $13.53. During the nine months ended July 31, 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million and an average price per share of $11.62. As of July 31, 2019, the Company had $38.3 million of authorization remaining under this program.

Note 10. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended July 31, 2019 and July 31, 2018:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	62,641,436	63,993,398	62,875,677	64,258,655
Dilutive stock options	273,717	854,163	—	1,571,864
Dilutive restricted stock units	509,452	—	—	2,163
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	63,424,605	64,847,561	62,875,677	65,832,682

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and nine months ended July 31, 2019 and July 31, 2018:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Anti-dilutive stock options	48,951	40,951	988,551	97,085
Anti-dilutive restricted stock units	422,169	528,515	1,773,255	541,584
Anti-dilutive performance stock units	18,408	91,509	18,408	91,509
Anti-dilutive common stock equivalents	489,528	660,975	2,780,214	730,178

Note 11. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $1.9 million for the three months ended July 31, 2019, or 25.7% of pre-tax income, compared to income tax expense of $3.8 million, or 17.2% of pre-tax income, for the three months ended July 31, 2018. Results for the three months ended July 31, 2019 were unfavorably impacted by $0.1 million of net discrete expense primarily related to a federal provision-to-return adjustment. Results for the three months ended July 31, 2018 were favorably impacted by $2.1 million of net discrete tax benefits, primarily related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

The Company recorded income tax expense of less than $0.1 million for the nine months ended July 31, 2019, or (0.2)% of pre-tax loss, compared to income tax benefit of $7.2 million, or (25.8)% of pre-tax income, for the nine months ended July 31, 2018. Results for the nine months ended July 31, 2019 were unfavorably impacted by $0.8 million of net discrete expense primarily related to share-based compensation tax deductions. Results for the nine months ended July 31, 2018 were favorably impacted by $14.7 million of net discrete tax benefits, including a $1.1 million benefit related to a federal provision-to-return adjustment and a $12.5 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

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

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three and nine months ended July 31, 2019, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.5 million as of July 31, 2019 and $2.2 million as of October 31, 2018. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets. During the next twelve months, it is reasonably possible that $0.2 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statement of operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2019	October 31, 2018
Performance, bid and specialty bonds	$204.5	$228.2
Open standby letters of credit	15.1	13.0
Total	$219.6	$241.2

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $53.3 million and $54.5 million as of July 31, 2019 and October 31, 2018, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $243.6 million and $310.5 million as of July 31, 2019 and October 31, 2018, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at July 31, 2019 and October 31, 2018 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $26.8 million and $25.2 million at July 31, 2019 and October 31, 2018, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Fire & Emergency: This segment includes KME, E-One, Ferrara, American Emergency Vehicles, Leader Emergency Vehicles, Horton Emergency Vehicles, REV Ambulance Orlando and REV Brazil. These business units manufacture and market commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

Commercial: This segment includes Collins Bus, Champion Bus, ENC, ElDorado National (Kansas), Capacity, Lay-Mor and REV Coach. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, ENC and ElDorado National (Kansas) manufacture, market and distribute shuttle buses, transit buses, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

Recreation: This segment includes REV Recreation Group (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A mobile RVs in both gas and diesel models. Renegade primarily manufacturers Class C and “Super C” RVs and heavy-duty special application trailers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures Class B RVs and luxury vans. Lance designs, engineers and manufactures truck campers, towable campers and toy haulers.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$247.7	$203.8	$166.7	$(1.2)	$617.0
Depreciation and amortization	$3.6	$2.0	$3.6	$1.7	$10.9
Capital expenditures	$2.1	$1.4	$0.6	$0.6	$4.7
Total assets	$622.8	$328.5	$336.6	$118.2	$1,406.1
Adjusted EBITDA	$12.1	$19.4	$12.8	$(10.8)

	Three Months Ended July 31, 2018
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$238.9	$157.6	$197.3	$3.9	$597.7
Depreciation and amortization	$3.3	$1.9	$3.6	$2.9	$11.7
Capital expenditures	$2.1	$1.1	$2.1	$2.9	$8.2
Total assets	$607.4	$299.2	$359.9	$136.6	$1,403.1
Adjusted EBITDA	$25.3	$11.8	$17.9	$(7.4)

	Nine Months Ended July 31, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$699.0	$514.5	$542.6	$(5.3)	$1,750.8
Depreciation and amortization	$10.6	$6.7	$12.0	$5.5	$34.8
Capital expenditures	$5.3	$3.1	$3.0	$2.7	$14.1
Total assets	$622.8	$328.5	$336.6	$118.2	$1,406.1
Adjusted EBITDA	$35.8	$39.7	$39.4	$(32.2)

	Nine Months Ended July 31, 2018
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$706.1	$447.9	$563.4	$4.0	$1,721.4
Depreciation and amortization	$11.8	$7.5	$9.5	$5.1	$33.9
Capital expenditures	$4.8	$3.4	$6.3	$17.4	$31.9
Total assets	$607.4	$299.2	$359.9	$136.6	$1,403.1
Adjusted EBITDA	$65.5	$25.7	$38.7	$(25.6)

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Fire & Emergency Adjusted EBITDA	$12.1	$25.3	$35.8	$65.5
Commercial Adjusted EBITDA	19.4	11.8	39.7	25.7
Recreation Adjusted EBITDA	12.8	17.9	39.4	38.7
Corporate and Other Adjusted EBITDA	(10.8)	(7.4)	(32.2)	(25.6)
Depreciation and amortization	(10.9)	(11.7)	(34.8)	(33.9)
Interest expense, net	(8.4)	(6.8)	(24.2)	(18.3)
(Provision) benefit for income taxes	(1.9)	(3.8)	—	7.2
Transaction expenses	(0.5)	—	(0.7)	(2.1)
Sponsor expense reimbursement	—	(0.2)	(0.6)	(0.5)
Restructuring costs	(1.3)	(0.9)	(4.2)	(6.9)
Stock-based compensation expense	(2.5)	(1.4)	(7.3)	(5.1)
Non-cash purchase accounting expense	—	(0.5)	—	(1.2)
Legal matters	(0.8)	(1.1)	(5.3)	(2.8)
Impairment charges	—	—	(2.8)	—
Losses attributable to assets held for sale	(1.0)	—	(3.3)	—
Deferred purchase price payment	(0.6)	(1.9)	(2.8)	(4.1)
First year public company costs	—	(1.0)	—	(1.5)
Net income (loss)	$5.6	$18.3	$(3.3)	$35.1

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

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and street sweepers) and consumer leisure (recreational vehicles “RVs” and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets we hold the first or second market share position and approximately 64% of our net sales during the third quarter of fiscal year 2019 came from products where we believe we hold such share positions.

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

Recreation – Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out on a van chassis), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the heavy-duty truck, RV and broader industrial markets.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, the impact of tariffs can have a dramatic effect on the availability, lead-times and costs associated with raw materials and parts.

RV purchases are discretionary in nature and therefore sensitive to the availability of financing, consumer confidence, unemployment levels, levels of disposable income and changing levels of consumer home equity, among other factors. RV markets are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Recreation segment, the Fire & Emergency segment and the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, making the purchase more deferrable, which can result in reduced demand for our products.

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically the slowest quarters have been the first and second fiscal quarters when the purchasing seasons for vehicles such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

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

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2019	2018	2019	2018
Net sales	$617.0	$597.7	$1,750.8	$1,721.4
Gross profit	71.3	79.5	190.1	204.8
Operating income	15.9	28.9	20.9	46.2
Net income (loss)	5.6	18.3	(3.3)	35.1

Adjusted EBITDA	$33.5	$47.6	$82.7	$104.3
Adjusted Net Income	$13.6	$24.7	$26.6	$51.0

Net Sales. Consolidated net sales were $617.0 million for the three months ended July 31, 2019, an increase of $19.3 million, or 3.2%, from $597.7 million for the three months ended July 31, 2018. The increase in consolidated net sales was primarily due to an increase in net sales in the Commercial and Fire & Emergency segments, partially offset by a decrease in net sales in the Recreation segment. The increase in Commercial net sales compared to the prior year period was primarily due to a broad-based increase in most of the segment’s product categories. Sales of school, transit and shuttle buses as well as terminal trucks were all higher in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018. Growth drivers are attributable to new models and end market strength in the Class A school bus product line and the delivery against our larger municipal transit bus orders. The increase in Fire & Emergency net sales compared to the prior year period was primarily due to the impact of unit mix and slightly higher shipments of fire trucks and ambulances in the quarter. The decrease in Recreation net sales compared to the prior year period was primarily due to decreases in sales of Class A motorhomes as well as truck campers, partially offset by the benefit of delivering on existing backlogs in our other RV categories.

Consolidated net sales were $1,750.8 million for the nine months ended July 31, 2019, an increase of $29.4 million, or 1.7%, from $1,721.4 million for the nine months ended July 31, 2018. The increase in consolidated net sales was primarily due to an increase in net sales in the Commercial segment, partially offset by a decrease in net sales in the Fire & Emergency and Recreation segments. The increase in Commercial segment sales was primarily due to an increase in volume and improved mix of school buses, transit buses and terminal trucks, partially offset by lower volume of shuttle buses and the impact of the sale of our mobility van business. The decrease in Fire & Emergency segment net sales was primarily due to a decrease in the volume of fire truck and ambulance shipments, partially offset by improved pricing of fire trucks and ambulances and improved mix. The decrease in Recreation segment net sales was primarily due to a decrease in the pricing and volume of Class A motorhome shipments, partially offset by an increase in camper sales resulting from the acquisition of Lance in January 2018 and increases in our other RV categories.

Gross Profit. Consolidated gross profit was $71.3 million for the three months ended July 31, 2019, compared to $79.5 million for the three months ended July 31, 2018. Consolidated gross profit, as a percentage of consolidated net sales, was 11.6% for the three months ended July 31, 2019, a decrease compared to 13.3% for the three months ended July 31, 2018. The decrease was primarily due to a decrease in gross profit in the Fire & Emergency and Recreation segments, partially offset by an increase in the Commercial segment. The decrease in Fire & Emergency was driven by inefficiencies related to increasing capacity and the ramp up in production of fire trucks as well as lingering inefficiencies related to one ambulance plant. The decrease in Recreation was driven by a decrease in volume of Class A motorhomes and higher discounts required by dealers. The increase in Commercial was primarily due to increased volumes of higher margin transit and school bus shipments and operational improvements across the segment resulting from the implementation of REV Production System (RPS).

Consolidated gross profit was $190.1 million for the nine months ended July 31, 2019, compared to $204.8 million for the nine months ended July 31, 2018. Consolidated gross profit, as a percentage of consolidated net sales, was 10.9% for the nine months ended July 31, 2019, a decrease compared to 11.9% for the nine months ended July 31, 2018. The decrease was primarily due to a decrease in gross profit in the Fire & Emergency segment, partially offset by increases in the Commercial and Recreation segments. The decrease in the Fire & Emergency segment was driven by inefficiencies related to increasing capacity and the ramp up in production of fire trucks as well as lingering inefficiencies related to one ambulance plant. The increase in Recreation was primarily due to the impact of the acquisition of Lance in January 2018, as well as higher volumes in the more profitable Class B and Super C product categories. The increase in Commercial was primarily due to increased volumes of higher margin transit bus, school bus and terminal truck shipments and operational improvements resulting from the implementation of RPS throughout the segment.

Operating Income. Consolidated operating income was $15.9 million for the three months ended July 31, 2019, a decrease of $13.0 million, from consolidated operating income of $28.9 million for the three months ended July 31, 2018. Consolidated operating income was $20.9 million for the nine months ended July 31, 2019, a decrease of $25.3 million, from consolidated operating income of $46.2 million for the nine months ended July 31, 2018. The decreases in the three- and nine-month periods were primarily due to the decreases in gross profit described above, along with higher legal and stock compensation expenses.

Income Taxes. Consolidated income tax expense was $1.9 million for the three months ended July 31, 2019, or 25.7% of pre-tax income, compared to income tax expense of $3.8 million, or 17.2% of pre-tax income, for the three months ended July 31, 2018. Results for the three months ended July 31, 2019 were unfavorably impacted by $0.1 million of net discrete expense primarily related to a federal provision-to-return adjustment. Results for the three months ended July 31, 2018 were favorably impacted by $2.1 million of net discrete tax benefits, primarily related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

Consolidated income tax expense was less than $0.1 million for the nine months ended July 31, 2019, or (0.2)% of pre-tax loss, compared to income tax benefit of $7.2 million, or (25.8)% of pre-tax income, for the nine months ended July 31, 2018. Results for the nine months ended July 31, 2019 were unfavorably impacted by $0.8 million of net discrete expense primarily related to share-based compensation tax deductions. Results for the nine months ended July 31, 2018 were favorably impacted by $14.7 million of net discrete tax benefits, including a $1.1 million benefit related to federal provision-to-return adjustment and a $12.5 million benefit related to the remeasurement of net deferred tax liabilities as a result of new tax legislation in the United States.

Net Income (Loss). Consolidated net income was $5.6 million for the three months ended July 31, 2019, a decrease of $12.7 million, or 69.4%, from consolidated net income of $18.3 million for the three months ended July 31, 2018. The decrease was primarily due to the decrease in operating income and higher interest expenses partially offset by lower income tax expense.

Consolidated net loss was $3.3 million for the nine months ended July 31, 2019, a decrease of $38.4 million, or 109.4%, from consolidated net income of $35.1 million for the nine months ended July 31, 2018. The decrease was primarily due to the decrease in operating income, higher expenses for interest, impairment charges and taxes.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $33.5 million for the three months ended July 31, 2019, a decrease of $14.1 million, or 29.6% from $47.6 million for the three months ended July 31, 2018. The decrease in consolidated Adjusted EBITDA was primarily due to a decrease in Adjusted EBITDA in the Fire & Emergency and Recreation segments, partially offset by an increase in the Commercial segment Adjusted EBITDA.

Consolidated Adjusted EBITDA was $82.7 million for the nine months ended July 31, 2019, a decrease of $21.6 million, or 20.7% from $104.3 million for the nine months ended July 31, 2018. The decrease in consolidated Adjusted EBITDA was primarily due to a decrease in the Fire & Emergency segment Adjusted EBITDA, partially offset by increases in Adjusted EBITDA in the Commercial and Recreation segments.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income. Consolidated Adjusted Net Income was $13.6 million for the three months ended July 31, 2019, a decrease of $11.1 million, or 44.9% from consolidated Adjusted Net Income of $24.7 million for the three months ended July 31, 2018.

Consolidated Adjusted Net Income was $26.6 million for the nine months ended July 31, 2019, a decrease of $24.4 million, or 47.8% from consolidated Adjusted Net Income of $51.0 million for the nine months ended July 31, 2018.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted Net Income tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2019	2018	2019	2018
Net sales	$247.7	$238.9	$699.0	$706.1
Adjusted EBITDA	12.1	25.3	35.8	65.5
Adjusted EBITDA % of net sales	4.9%	10.6%	5.1%	9.3%

Fire & Emergency segment net sales were $247.7 million for the three months ended July 31, 2019, an increase of $8.8 million, or 3.7%, from $238.9 million for the three months ended July 31, 2018. The increase in net sales compared to the prior year period was primarily due to the impact of unit mix and slightly higher shipments of fire trucks and ambulances in the quarter.

Fire & Emergency segment net sales were $699.0 million for the nine months ended July 31, 2019, a decrease of $7.1 million, or 1.0%, from $706.1 million for the nine months ended July 31, 2018. The decrease in net sales compared to the prior year period was primarily due to a decrease in the volume of fire truck and ambulance shipments, partially offset by improved pricing of fire trucks and ambulances and improved mix.

Fire & Emergency segment Adjusted EBITDA was $12.1 million for the three months ended July 31, 2019, a decrease of $13.2 million, or 52.2%, from $25.3 million for the three months ended July 31, 2018. Third quarter profitability in the Fire & Emergency segment was negatively impacted primarily by the results at one of its Fire business units and one of its Ambulance business units. Profitability at the largest Fire business unit was negatively impacted by additional labor costs associated with staffing and training for its production ramp. Profitability at the largest Ambulance business unit was lower than the prior year period due to the timing of incoming orders that affected its production flow and cost base in the quarter.

Fire & Emergency segment Adjusted EBITDA was $35.8 million for the nine months ended July 31, 2019, a decrease of $29.7 million, or 45.3%, from $65.5 million for the nine months ended July 31, 2018. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to a decrease in the volume of fire truck and ambulance shipments as well as higher costs associated with the increase in capacity and ramp up of production of fire trucks, and the effects of material and supply chain inefficiencies at one ambulance facility.

Commercial Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2019	2018	2019	2018
Net sales	$203.8	$157.6	$514.5	$447.9
Adjusted EBITDA	19.4	11.8	39.7	25.7
Adjusted EBITDA % of net sales	9.5%	7.5%	7.7%	5.7%

Commercial segment net sales were $203.8 million for the three months ended July 31, 2019, an increase of $46.2 million, or 29.3%, from $157.6 million for the three months ended July 31, 2018. The increase in net sales compared to the prior year period was primarily due to an increase in the volume of transit and school bus shipments, and improved pricing on transit buses associated with our larger municipal transit bus orders. Net sales also increased for shuttle buses and terminal trucks.

Commercial segment net sales were $514.5 million for the nine months ended July 31, 2019, an increase of $66.6 million, or 14.9%, from $447.9 million for the nine months ended July 31, 2018. The increase in net sales compared to the prior year period was primarily due to an increase in volume of transit bus, school bus and terminal truck shipments, and improved pricing on transit buses associated with our larger municipal transit bus orders, partially offset by lower volume and pricing on shuttle buses and the impact of the sale of our mobility van business in the first quarter of fiscal year 2019. Refer to Note 6, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Commercial segment Adjusted EBITDA was $19.4 million for the three months ended July 31, 2019, an increase of $7.6 million, or 64.4%, from $11.8 million for the three months ended July 31, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to increased sales of higher margin school and transit buses, terminal trucks, and improved efficiencies from the implementation of REV Production System (RPS), which started in late fiscal year 2018.

Commercial segment Adjusted EBITDA was $39.7 million for the nine months ended July 31, 2019, an increase of $14.0 million, or 54.5%, from $25.7 million for the nine months ended July 31, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to increased volumes of higher margin transit bus, school bus and terminal truck shipments and operational improvements resulting from implementation of RPS throughout the segment.

Recreation Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2019	2018	2019	2018
Net sales	$166.7	$197.3	$542.6	$563.4
Adjusted EBITDA	12.8	17.9	39.4	38.7
Adjusted EBITDA % of net sales	7.7%	9.1%	7.3%	6.9%

Recreation segment net sales were $166.7 million for the three months ended July 31, 2019, a decrease of $30.6 million, or 15.5%, from $197.3 million for the three months ended July 31, 2018. The decrease in net sales compared to the prior year period was primarily due to decreases in sales of Class A motorhomes as well as truck campers, partially offset by the benefit of delivering on existing backlogs in our other RV categories.

Recreation segment net sales were $542.6 million for the nine months ended July 31, 2019, a decrease of $20.8 million, or 3.7%, from $563.4 million for the nine months ended July 31, 2018. The decrease in net sales compared to the prior year period was primarily due to a decrease in the pricing and shipment volume of Class A motorhomes, partially offset by an increase in camper sales resulting from the acquisition of Lance in January 2018 and increases in Class B and Super C shipments.

Recreation segment Adjusted EBITDA was $12.8 million for the three months ended July 31, 2019, a decrease of $5.1 million, or 28.5%, from $17.9 million for the three months ended July 31, 2018. The reduction in profitability was solely due to the lower shipment volumes in the Class A product category. Profit margins in the other RV categories within the Recreation segment continued to be solid in the quarter.

Recreation segment Adjusted EBITDA was $39.4 million for the nine months ended July 31, 2019, an increase of $0.7 million, or 1.8%, from $38.7 million for the nine months ended July 31, 2018. The increase in Adjusted EBITDA compared to the prior year period was primarily due to the impact of the acquisition of Lance in January 2018, as well as higher volumes in the more profitable Class B and Super C product categories, partially offset by the pricing and shipment volume of Class A motorhomes.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

($ in millions)	July 31, 2019	July 31, 2018
Fire & Emergency	$775.7	$606.5
Commercial	395.3	420.0
Recreation	129.7	249.5
Total Backlog	$1,300.7	$1,276.0

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

As of July 31, 2019, our backlog was $1,300.7 million compared to $1,276.0 million as of July 31, 2018. The increase in Fire & Emergency backlog was primarily due to an increase in orders across the fire truck and ambulance brand categories. The decrease in the Commercial backlog was due to decreases in school bus and terminal truck orders, partially offset by an increase in shuttle bus orders. The decrease in Recreation backlog was due to decreases in Class A motorhome and towable orders, and is reflective of the softer market for recreational vehicles.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2019 and July 31, 2018:

	Nine Months Ended July 31,
($ in millions)	2019	2018
Net cash provided by (used in) operating activities	$22.0	$(56.8)
Net cash provided by (used in) investing activities	5.5	(109.1)
Net cash (used in) provided by financing activities	(19.6)	162.8
Net increase (decrease) in cash and cash equivalents	$7.9	$(3.1)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2019 was $22.0 million, compared to net cash used in operating activities of $56.8 million for the nine months ended July 31, 2018. The reduction in cash used in operating activities for the nine months ended July 31, 2019, compared to the prior year period was related to improved net working capital, offset by a decrease in net income.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended July 31, 2019 was $5.5 million, compared to net cash used in investing activities of $109.1 million for the nine months ended July 31, 2018. The decrease in net cash used in investing activities for the nine months ended July 31, 2019, compared to the prior year period, was primarily due to a decrease in business acquisition activity, a decrease in capital expenditures, and the benefit from the sale of certain assets.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2019 was $19.6 million, which primarily consisted of net borrowings to fund working capital requirements and to repay long-term debt, to repurchase the Company’s common stock and to pay regular quarterly dividends. Net cash provided by financing activities for the nine months ended July 31, 2018 was $162.8 million, which primarily consisted of net borrowings to fund acquisitions, capital expenditures, to repurchase the Company’s common stock and to pay regular quarterly dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. In the nine months ended July 31, 2019, the Company paid cash dividends of $9.4 million.

On September 4, 2019, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the third quarter of fiscal year 2019. The dividend is payable on November 29, 2019 to holders of record as of October 30, 2019.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. The Company’s share repurchase program is executed from time to time through open market purchases or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. During the three months ended July 31, 2019, the Company repurchased 222,122 shares under this repurchase program at a total cost of $3.0 million and an average price per share of $13.53. During the nine months ended July 31, 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million and an average price per share of $11.62. As of July 31, 2019, the Company had $38.3 million of authorization remaining under this program.

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

Principal may be repaid at any time during the term of the ABL Facility without penalty. The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of July 31, 2019. As of July 31, 2019, our availability under the April 2017 ABL Facility was $186.9 million.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, nor are they measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;

•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2019	2018	2019	2018
Net income (loss)	$5.6	$18.3	$(3.3)	$35.1
Depreciation and amortization	10.9	11.7	34.8	33.9
Interest expense, net	8.4	6.8	24.2	18.3
Provision (benefit) for income taxes	1.9	3.8	—	(7.2)
EBITDA	26.8	40.6	55.7	80.1
Transaction expenses(a)	0.5	—	0.7	2.1
Sponsor expense reimbursement(b)	—	0.2	0.6	0.5
Restructuring costs(c)	1.3	0.9	4.2	6.9
Stock-based compensation expense(d)	2.5	1.4	7.3	5.1
Non-cash purchase accounting expense(e)	—	0.5	—	1.2
Legal matters(f)	0.8	1.1	5.3	2.8
Impairment charges(g)	—	—	2.8	—
Losses attributable to assets held for sale(h)	1.0	—	3.3	—
Deferred purchase price payment(i)	0.6	1.9	2.8	4.1
First year public company costs(j)	—	1.0	—	1.5
Adjusted EBITDA	$33.5	$47.6	$82.7	$104.3

The following table reconciles net income (loss) to Adjusted Net Income for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2019	2018	2019	2018
Net income (loss)	$5.6	$18.3	$(3.3)	$35.1
Amortization of intangible assets	4.1	4.6	13.3	13.7
Transaction expenses(a)	0.5	—	0.7	2.1
Sponsor expense reimbursement(b)	—	0.2	0.6	0.5
Restructuring costs(c)	1.3	0.9	4.2	6.9
Stock-based compensation expense(d)	2.5	1.4	7.3	5.1
Non-cash purchase accounting expense(e)	—	0.5	—	1.2
Legal matters(f)	0.8	1.1	5.3	2.8
Impairment charges(g)	—	—	2.8	—
Losses attributable to assets held for sale(h)	1.0	—	3.3	—
Deferred purchase price payment(i)	0.6	1.9	2.8	4.1
First year public company costs(j)	—	1.0	—	1.5
Impact of tax rate change(k)	—	(2.1)	—	(12.5)
Income tax effect of adjustments(l)	(2.8)	(3.1)	(10.4)	(9.5)
Adjusted Net Income	$13.6	$24.7	$26.6	$51.0

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

(j)	Reflects one-time consulting and audit fees associated with the design and implementation of internal controls over financial reporting to comply with the provisions of the Sarbanes-Oxley Act.
(k)	Reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.
(l)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three and nine months ended July 31, 2019 and July 31, 2018, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

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

During the quarter ended July 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in 2018 Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the third quarter of fiscal year 2019 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1 - May 31	—	—	—	$41.3
June 1 - June 30	222,122	$13.53	222,122	$38.3
July 1 - July 31	—	—	—	$38.3
Total	222,122		222,122

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

REV GROUP, INC.

Date: September 4, 2019	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer

Date: September 4, 2019	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer