Form 10-K
period 2019-10-31
REV Group, Inc.
filed 2019-12-18
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $335,366,217 based on the last reported sale price of such securities as of April 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

The number of shares of the Registrant’s Common Stock outstanding as of December 16, 2019 was 62,319,486.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 4, 2020, are incorporated by reference into Part III of this Report.

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

Item 1. Business.

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and sweepers) and consumer leisure (recreational vehicles, referred to as “RVs,” and luxury coaches). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 62% of our net sales during fiscal year 2019 came from products where we believe we hold such share positions.

The specialty vehicle market is a complex and attractive market characterized by: (i) numerous niche markets with annual sales volumes generally between 3,000 and 25,000 units, (ii) highly customized vehicle configurations addressing unique customer applications and (iii) specialized customer bases and distribution channels (both dealer and direct). We believe the specialty vehicle market has historically been serviced by niche companies, which has created an opportunity for market leadership by efficient producers with the ability to scale resources, such as REV. We believe that our focus on manufacturing best practices and operational improvements, supply chain management, product innovation, and life-cycle value leadership strengthen our market position and ability to compete which provides an opportunity for market growth and margin expansion.

Our products are sold to municipalities, government agencies, private contractors, consumers and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 22% of our net sales in fiscal year 2019, with no single customer representing more than 5% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: rising municipal spending, a growing aged population, growing urbanization, growing student populations, the increasing popularity of outdoor and active lifestyles and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our unique scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and shortening delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments via our proprietary REV Production System (RPS) and in areas including: procurement, engineering and product development, lean manufacturing, market analysis, talent management and training, and aftermarket parts sales. We believe our manufacturing and service network, consisting of 20 manufacturing facilities, 8 Regional Technical Centers (“RTCs”) and 4 aftermarket parts warehouses, provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to geographically diverse labor pools, delivery costs and lead times, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, technology application, integration, and assembly activities, which require relatively low levels of capital expenditures. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our ability to grow through acquisitions. We seek to make synergistic acquisitions that further enhance our existing market positions or enter REV into new, attractive product segments. In the past 13 years, we have completed 16 acquisitions. We believe we have the opportunity to grow and enhance the earnings profile of acquired businesses by expanding access to sales distribution channels, consolidating acquired businesses into our existing operations and by introducing RPS and scale into the newly acquired businesses to drive profitable growth.

To enhance our market-leading positions, we complement growth from strategic acquisitions with iterative product development and new product launches across our three segments. Product development is primarily designed to provide our customers with high-quality products that have varied and unique feature sets and product capabilities at attractive price points. In addition to product development, our businesses are continuously adapting and customizing our vehicles to meet individual customers’ needs and applications. In our RV business specifically, our new model design cycle follows similar timelines as the automotive industry, whereby new models and configurations are introduced or upgraded annually.

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. We continue to focus on initiatives to accelerate growth and improve our profitability. These initiatives include: improving brand management, developing new products, strengthening distribution, leveraging a centralized enterprise-wide procurement strategy, growing adjacent and aftermarket products and services, improving production processes within our facilities, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

Our fiscal year is from November 1 to October 31, with fiscal quarters ending on the last day of January, April, July and October.

Our Products and Markets

We primarily sell new specialty vehicles which we design, engineer and assemble in our production facilities. Our aftermarket business consists of parts sales and service. We believe the majority of our new vehicle sales represent the replacement of in-service vehicles which are past their useful life, with additional sales derived from fleet expansions, new customers and new product introductions.

Our Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) and Ferrara brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

•       Able to deliver a fire suppression chemical foam stream to the scene, which “flattens” the fire faster

•       Capability to reach an airplane quickly and rapidly extinguish large fires involving jet fuel

Rescue

•       Transports first responders to the scene of an emergency

•       Used in a wide array of applications from technical rescue/multi-vehicle accidents, confined space/high-angle rescue, area illumination, extrication, wet rescue (with water and pump), Haz-Mat and urban search and rescue as well as many other disciplines

•       Maximum storage space and equipment capabilities in a heavy-duty platform with large transverse storage solutions for extra gear

Ambulance Type I

•       Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

•       Patient compartment structural aluminum “box” mounted on a heavy truck chassis and used primarily for advanced life support and rescue work

•       Provides out-of-hospital medical care to the patient at the scene or while in transit

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

•       Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

•       Patient compartment structural aluminum “box” mounted on a cut-away van chassis and has the same use and application as a Type I ambulance

Our Commercial segment is a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and sweepers in the United States. We serve the bus market through the following principal brands: Collins Bus, ENC, ElDorado National, Federal Coach, Goshen, Champion and World Trans. We serve the terminal truck market through the Capacity brand and the sweeper market through the Lay-Mor brand. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), sweepers (three- and four-wheel versions used in road construction activities), terminal trucks (specialized vehicle which moves freight in warehouses or intermodal yards and ports), and Type A school buses (small school bus built on a cut-away chassis).

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

•       First type of bus to benefit from low-floor technology in response to demand for equal access public service

Shuttle Bus

•       Transports passengers between two fixed points

•       Facilitates short- or medium-distance journeys, such as airport shuttle buses, transportation for rental car and hotel customers, churches and senior living facilities

•       Commonly used in towns or cities with multiple terminal train stations or bus stations, for passenger interconnections

•       Passenger compartment mounted on a van or truck-style chassis typically with short-term luggage storage capability

Type A School Bus

•       Transports students, typically children, to and from school, home and school events

•       Typically transports smaller numbers of passengers compared to the larger “Type C” or “Type D” school buses and is more economical in certain types of applications

•       Purpose-built vehicle distinguished from other types of buses by significant safety and design features mandated by federal and state regulations

•       Passenger compartment mounted on a cut-away van chassis

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

Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade RV, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built on a van chassis), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. Within our Recreation segment, we have some of the most well-recognized Class A diesel and gas motorized RV brands in the market.

Recreation Product	Description/Application
Class A Motorized RVs (Gas, Diesel)

•     Class A motorized RVs can be as long as 45 feet and are usually equipped with a rear master suite including a full bathroom and shower and many include a washer/dryer unit on board

•     Today’s Class A motorized RVs tend to have multiple slide outs (some can expand to a width of over 14 feet), home sized appliances, multiple large flat screen TV’s, surround sound systems and even electric-heated fireplaces and ice machines

•     Keeps users comfortably on the road for long periods of time including comfortable sleeping accommodations and basement storage to carry ample supplies

•     Constructed on a commercial truck chassis, a specially designed motor vehicle chassis or a commercial bus chassis, a Class A motorized RV resembles a bus in design and has a flat or vertical front end with large forward windows

Class C Motorized RVs

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

•     Travel Trailers range in sizes of 14 feet up to 35 feet, and can sleep up to anywhere from 1-10 people

•     Travel Trailers are towed by another vehicle, can be parked and detached for ease of use

•     Typically contains a kitchen, dining, bath and sleep area

•     Lance Camper makes one of the most popular truck campers in America

•     Truck campers are portable units easily loaded onto the bed of a pickup truck

•     Truck campers range in size from 6’- 12’ with floorplan arrangements that sleep 3-6 people

•     Livable areas are maximized, most floorplans offer full kitchens, bathrooms, living areas and storage space

Our Markets

We operate primarily in the United States in the fire and emergency, commercial and recreation markets, which represented approximately 94% of our overall net sales for fiscal year 2019. For fiscal year 2019, our net sales to international markets (including Canada) amounted to $140 million, representing approximately 6% of our overall net sales for fiscal year 2019. We sell internationally through dealers and agents to end markets that utilize U.S.-style chassis and product configurations. In December 2017, we established a joint venture with China’s Chery Holding Group in Wuhu to manufacture RVs, ambulances and other specialty vehicles for distribution within China and select international markets. These products will be sold in China and internationally through Chery’s existing distribution network.

Fire and Emergency Markets

Fire and emergency products are used by municipalities and private contractors to provide essential services such as emergency response, patient transport and fire suppression, among other activities. Nearly all fire apparatus and ambulances are customized in some form; however, they share many common production and component attributes, such as similar manufacturing and engineering processes, raw materials (aluminum, lights, wire harnesses, paint and coatings, among others). The sales prices for our fire and emergency products can vary considerably given their highly customized nature, but generally range from $200,000 to $650,000 for pumper trucks, $500,000 to $1,200,000 for aerial fire trucks and $65,000 to $350,000 for ambulances. Demand is driven primarily by the replacement of in-service fleets, as well as by factors such as a growing aged population and a growing overall population (driving increased patient transportation and emergency response needs), new real estate developments, taller buildings (requiring more aerial vehicles), international airport growth (requiring Federal Aviation Administration-specified ARFF vehicles), and higher municipal funding levels. Local tax revenues are an important source of funding for fire and emergency response departments in addition to Federal grant money and locally raised funding. We estimate that ambulances have useful lives of 5-7 years and generally operate on a 24/7 schedule, driving significant annual mileage which ultimately leads to a replacement sale or remount service as their underlying chassis wears out. We estimate that pumper trucks and aerial fire trucks have useful lives of 10-12 years and 20-30 years, respectively, and that despite operating at a lower level of annual miles driven, these vehicles become obsolete before they mechanically wear out due to technological advances over those time periods.

We believe that a growing aged population, longer life expectancy, urbanization and the increasing use of emergency vehicles for non-critical care transport are all positive trends for the ambulance market.

Commercial Markets

REV’s Commercial segment addresses a broad variety of products and end markets. The transit and shuttle bus markets include applications such as airport car rental and hotel/motel shuttles, paramedical transit vehicles for hospitals and nursing homes, tour and charter operations, daycare and student transportation, and numerous other applications. We believe the commercial bus markets we serve will sustain positive long-term growth supported by growing levels of urbanization which will require increasing commercial bus usage, increased government transportation spending, an aging and growing U.S. population driving demand for shuttle buses, a necessary replacement cycle of public and private bus customers and the introduction of new bus products.

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

The sales prices for our bus and specialty vehicles can vary considerably, but generally range from $45,000 to $80,000 for Type A school buses, $45,000 to $190,000 for shuttle buses, $200,000 to $500,000 for transit buses and $25,000 to $165,000 for other specialty vehicles. We estimate that Type A school buses have useful lives of 8-10 years, that shuttle buses have useful lives of 5-10 years, that transit buses have useful lives of approximately 10-12 years and other specialty vehicles have useful lives of 5-7 years.

Recreation Markets

The RV industry includes various types and configurations of both motorized and towable RVs of which we currently manufacture and sell Class A (diesel and gas), Class B, Class C motorized RVs and towable campers. Motorized RVs are self-contained units built on motor vehicle chassis with their own lighting, plumbing, heating, cooking, refrigeration, sewage holding and water storage facilities. Class A RVs are generally constructed on purpose-built chassis for reaction travel complete with engine and drivetrain components. We then build the vehicle body, and design, fabricate and install the living area and driver’s compartment of these motorized RVs. Class B RVs are built on a consumer van chassis with the entire living area contained within the existing van frame. Class C RVs are built on consumer truck or van chassis which include an engine, drivetrain and a finished cab section. In Class Cs we design, fabricate and install the living area to connect to the driver’s compartment and the cab section. Super Class C RVs are heavy duty Class C motorhomes built on a commercial truck chassis that can be used in conjunction with other outdoor or sporting activities because of a larger towing capacity.

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

RVs are a consumer leisure purchase and therefore factors that drive demand include: consumer wealth (including the value of primary housing residences and the stock market level), consumer confidence, availability of financing and levels of disposable income. We believe end customers tend to be brand-loyal and repeat buyers who make decisions based on brand, quality, product configuration (primarily floorplan design, features and product styling), service availability and experience and price. Lifestyle trends are expected to support the growth of the RV market. We believe RVs are becoming more popular through increased interest in nature-based tourism and a growing preference for adventure travel among the growing urban populations. According to the Recreation Vehicle Industry Association, or RVIA, RV sales will continue to benefit from the aging “baby boomers” as more people enter the primary RV ownership age group of 55 to 70 years old. In 2018, about one million new camper households were added to those who consider themselves annual campers, with an estimated 7 million new camper households in the U.S. since 2014. In addition to the growth tied to aging demographics, there are approximately 45 million active U.S. campers, many of which are outside the aforementioned demographic, representing an opportunity to expand the RV customer base. In any given year, the macro demand drivers of an aging population and popularity of travel will be impacted by the shorter-term cyclical demand swings for RVs that are caused by changes in consumer sentiment due to factors that include consumer wealth, confidence and the availability of financing.

The sales prices for our RVs can vary considerably, but generally range from $30,000 to $500,000. We estimate that RVs have useful lives of 8-15 years.

Customers and End Markets

Our end markets include the municipal market (vehicles for essential services such as emergency response, patient transportation and student transportation), the private contractor market (privately owned fleets that provide transportation services), the consumer market (vehicles for transportation and leisure needs) and the industrial/commercial markets (vehicles for transportation, construction projects and global port and intermodal transportation applications). Based on aggregated available industry data, we estimate that the combined size of our annual addressable markets is approximately 101,000 vehicles.

Our top 10 customers combined accounted for approximately 22% of our net sales for fiscal year 2019, with no customer representing more than 5% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we benefit from many long-term customer relationships.

Approximately 48% of our net sales in fiscal year 2019 were made directly or indirectly to governmental bodies, including municipalities, such as fire departments, school districts, hospitals and the U.S. federal government. In fiscal year 2019, our approximate direct or indirect net sales by end market was as follows: 48% government, 30% consumer, 10% private contractor and 12% industrial/commercial.

For fiscal years 2019 and 2018, approximately 97% and 99%, respectively, of our net sales were to customers located in the United States and Canada.

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

•

Replacement demand for essential vehicles—After the 2008 recession the replacement volumes of fire apparatus and ambulances in the United States lagged historical averages that we believe created a higher replacement demand. The annual volume of ambulance sales in the United States reached peak levels starting in fiscal year 2017 before returning to a level that we believe is more in line with normalized replacement demand. Annual sales levels for fire apparatus have not yet reached their previous historical averages, which we believe will create higher demand in the future for the fire apparatus we produce.

•

Urbanization of the U.S. population—Growing urban population characterized by higher populations and the movement of people to the cities within the United States drives additional construction and housing demand that results in greater need for transportation and emergency services to maintain service and response levels by our end customers.

•

Increasing popularity for outdoor lifestyles—There has been a growth of interest in outdoor recreational activities, with RVs providing access to vast and diverse areas. The RV lifestyle and demand for our vehicles is supported by the continued growth in the consumer base which includes increased industry penetration of the baby boomer generation, as well as Generation X, the fastest growing RV owner group as estimated by RVIA.

Our Strengths

We believe we have the following competitive strengths:

Market Leader Across All Segments with a Large Installed Base— We believe we are a market leader in each of the fire and emergency, commercial and recreation vehicle markets. Approximately 62% of our net sales during fiscal year 2019 are in markets in which we believe we hold the first or second market share positions. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States. We also believe our Commercial segment is the #2 producer of small- and medium-sized commercial buses as well as Type A school buses in the United States. We believe we are also a leading producer of transit buses, terminal trucks and sweepers. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs. We are also a leader in high-end Class B and Super C RVs under the Midwest and Renegade brands. We also believe we have one of the highest quality travel trailer and truck camper product lines under the Lance brand name.

We estimate that the replacement value of our installed base of approximately 250,000 vehicles across our segments is approximately $36 billion, which we believe is a significant competitive advantage for both replacement unit sales and aftermarket parts, which we estimate to be $830 million of potential sales, and service sales, as brand familiarity drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleets of ambulances and fire apparatus standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

Broad Product Portfolio and Well-Recognized Brands— Our product portfolio is comprised of high-quality vehicles sold under 29 well-established principal vehicle brands that in many instances pioneered their market segments. For example, we believe the first Type A yellow school bus was developed and sold by Collins Bus and the first Type I ambulance was developed and sold by Horton. We believe our portfolio is comprised of complementary product offerings in adjacent markets and enables us to attract and retain top dealers who in many instances sell multiple REV brands in their territories. Our vehicle platforms are highly customizable and can meet nearly all product specifications demanded by our customers. In each of the markets that we serve, we believe our brands are among the most recognized in the industry, representing performance, quality, reliability, durability, technological leadership and superior customer service.

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for products across all of our segments, as older demographics are a key demand driver for products such as emergency vehicles and RVs. In the municipal Fire & Emergency segment, increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. Our Commercial segment is poised to grow as a result of government subsidies for alternative fuel source transportation and increasing urbanization within the United States which is expected to drive greater demand for commercial buses. We believe demand for our school buses and our fire and emergency vehicles will grow with increasing state and local government spending. We also believe our RV segment is poised for long-term industry growth driven by increased interest in camping among older and younger generations and market unit recoveries to historical average levels for certain product categories. Additionally, we believe the current U.S. camper base of 45 million people represents an opportunity to expand the RV customer base. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in the United States, similar positive market dynamics exist in other parts of the world, providing an opportunity for future global growth in each of our segments. Only approximately 6% of our net sales in fiscal year 2019 were from sales to customers outside the United States.

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

Business Model Produces Attractive Financial Characteristics—Our core production processes are design, engineering, component integration and assembly in nature, creating a business model that includes a variable cost structure, low required levels of maintenance capital expenditures as a percentage of net sales, structural ability to drive attractive levels of return on invested capital and strong revenue visibility in certain product categories with longer backlogs. Based on our long-term historical results of operations, we estimate that across all three of our segments, approximately 83% of our cost of goods sold is comprised of direct materials (including chassis) and direct labor, which are typically variable in nature. Because these costs are associated with the specific production of our vehicles in each period, they are typically adjusted within a given period based on production levels in that period. Our remaining cost of goods sold is comprised of certain indirect labor and overhead costs which are fixed or semi-variable in nature because these costs are not linked to specific vehicle volumes in a given period. The time required to adjust these levels of spending is longer and management decisions regarding these costs are typically made based on longer term trends and forecasts. In addition, our selling, general and administrative expenses are primarily comprised of salaried payroll expenses which we structure around the level of demand in our markets and based on each business’ sales distribution characteristics. Finally, certain of our businesses carry a relatively long-duration backlog which enables strong visibility into future net sales which can range from two to twelve months depending on the product and market. Where this backlog visibility exists, we are able to more effectively plan and predict our sales and production activity.

Experienced Consolidator with Proven Ability to Integrate Acquisitions—Over the last 13 years, we have completed 16 acquisitions across our Fire & Emergency, Commercial and Recreation segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, extensive distribution networks, access to low cost capital and reputation as an active and effective strategic acquirer, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers, within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

Our Growth Strategies

We plan to continue pursuing several strategies to grow our earnings, expand our market share and further diversify our revenue stream, including:

Drive Margin Expansion Through Controllable Operational Initiatives— We are focused on driving operational improvement initiatives across the organization to increase net income, free cash flow, Adjusted Net Income and Adjusted EBITDA over the long term. We believe we have an improving enterprise-wide culture focused on continuous improvement, implementing measurable performance targets and sharing of best practices across the entire organization. We continuously strive to identify and act on additional profitability improvement initiatives in many of our business units.

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

Enhance Sales and Distribution Model— We believe that we are an attractive specialty vehicle OEM partner for dealers due to the breadth and quality of our product offerings, our brand recognition, our ability to produce products at varied price and feature points, as well as our aftermarket support capabilities. We intend to continue to leverage this strength to enhance our distribution network through selectively adding dealers in new territories, strengthening dealers in our existing network and expanding our direct sales and service capabilities in targeted markets. Our goal is to partner with the leading dealers in each market and to provide the necessary resources to ensure our partner dealers can best position REV products to compete successfully within their regions. We will also continue to optimize our go-to-market channel strategy (e.g., distribution or direct sale) based on the specific market dynamics and customer composition by region. We have historically focused on customers within the United States; however, we believe there is demand internationally for our products and may seek to expand our distribution globally.

Accelerate Aftermarket Growth— Our end users’ large in-service fleets create strong demand for aftermarket parts in order to keep vehicles running and to support their residual value. We have formalized an aftermarket strategy and have created a dedicated management team to oversee our aftermarket business. We have established a web-based technology platform to provide our customers with real time data on parts availability and pricing for each of the vehicles we manufacturer. In 2019, we invested in our aftermarket services network infrastructure with the implementation of Salesforce Service Cloud to automate the management of customer service cases and parts sales on a 1:1 level at scale.

Pursue Value Enhancing Acquisitions— We seek to pursue acquisitions which enhance our existing market positions, facilitate our entry to new product categories and/or markets and achieve our targeted financial returns. We have a long history of acquisitions with 16 transactions completed over the past 13 years. Given our leadership positions within our markets and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to identify, execute and integrate acquisitions while realizing synergies. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our aftermarket strategies and provide strong synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach, and simultaneously produce attractive financial returns.

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

Our Equity Sponsor

The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 54.3% of REV Group’s voting equity as of October 31, 2019. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Distribution

We distribute either through our direct sales force or our well-established dealer network, consisting of approximately 500 dealers. Substantially all of our dealers are independently owned. Whether we sell directly to the customer or through a dealer depends largely on the product line, the customer base and applicable regulations. We provide our direct sales force representatives and dealers with training on the operation and specifications of our products. We strive to keep our direct sales force representatives and dealers up to date on our product offerings and new features as well as market trends. We believe our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, which we believe enables us to develop expertise valued by our customers.

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

Fire & Emergency Segment

We sell our ambulances through internal direct sales personnel as well as a select group of independent dealers in the United States. Our direct sales force is responsible for sales to key Accounts that operate in multiple states or require a direct OEM relationship to service their business. Approximately 56 independent dealers provide full coverage of the U.S. domestic market and provide both sales and service to our customers. We believe our dealers hold the leading position in their assigned territories, providing us with a significant competitive advantage. In addition, we participate in Government Services Agency (“GSA”) Schedules Program and we export to most of the international markets that participate in this program. These include countries in the Middle East, Latin America and the Caribbean basin.

Our fire apparatus business uses its direct sales force and its dealer network comprised of approximately 70 dealers in the United States and Canada and approximately 25 international dealers to sell its products. We have continued to grow our distribution network into underserved areas. As such, we believe there are significant opportunities to grow our dealer footprint to serve this market. We believe that with our new product and expanding dealer network in this area, we will begin to capture additional market share going forward.

Commercial Segment

We utilize dealer distribution in markets where a local, experienced dealer is available to sell and service our vehicles. Selling through a dealer can be more cost effective than utilizing direct sales personnel in some cases. As a result, we continually evaluate potential dealer relationships to determine if the addition of a dealer in a given region would be advantageous to net sales and our market share. In addition to our dealer network, we also utilize direct national accounts, such as transit agencies, school transportation contractors, national childcare providers, hotels, rental car and parking lot operators, nursing and retirement homes and church organizations.

The Capacity brand utilizes a combination of a direct sales force, international agents and dealers to market its products worldwide. Capacity also utilizes an extensive network of dealers in the United States and Canada.

The Lay-Mor brand is principally marketed in both commercial and rental markets through the manufacturer’s representatives and distributors who are supported by our internal sales efforts with key customers, such as national equipment rental companies and government agencies. Our direct sales personnel work directly with national customers to ensure that Lay-Mor equipment meets customers’ specifications and is qualified for sale throughout their national network.

Recreation Segment

We sell our RV products through a national independent dealer network with internal sales personnel responsible for direct engagement with these dealers. RV purchases are sensitive to wholesale and retail financing, consumer confidence and disposable income, making them discretionary products. The largest RV buying group is people between the ages of 35 and 54, with an average age of all RV owners of 45, according to the RVIA. Many buyers of RVs are brand loyal, repeat purchasers who make decisions based on brand, product configuration (primarily floor plan design, features and product styling), service and price. This buying group is expected to grow as the wealthy baby boomer generation continues to age. For many of these buyers, a motor home purchase is the second biggest purchase in their lifetime; therefore, the shopping timeline is longer than other consumer purchases. The buying process normally starts with online searches, followed by show visits and eventually a dealership visit for the purchase.

Manufacturing and Service Capabilities

We currently operate 20 manufacturing facilities, 8 RTCs and 4 aftermarket parts warehouses across the United States with approximately 5.7 million square feet of manufacturing and service space. We believe that our factories are among some of the most efficient and lowest cost production facilities in each of our markets due to the production processes that we employ, our purchasing scale and the high unit volume throughput. In addition, approximately 83% of our cost of goods sold are comprised of direct materials (including chassis) and direct labor, which are typically variable in nature. Because these costs are associated with the specific production of our vehicles in each period, they are typically adjusted within a given period based on production levels in that period. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

We strive to instill a manufacturing culture of continuous improvement through our proprietary RPS and other initiatives. Many of our direct labor employees are taught lean manufacturing principles or other operational best practices to improve the efficiency of their production processes and enhance their employment experience. The commonality and scale of RPS across all of our factories in the areas of chassis production/preparation, product assembly and flow processes and “body” and apparatus design and manufacturing allows us to share efficiency and operational best practices across our segments.

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

R&D costs are expensed as incurred and included as part of operating expenses in the Company’s consolidated statements of operations. The Company’s R&D costs include only those incurred for the design of a new vehicle platform that is made commercially available to a broad portion of our end markets. Our R&D expenses do not include the costs to design and develop specific customized products to individual customers or end users. These costs are included as normal production costs associated with the sale of the specific product for which they were incurred. R&D costs totaled $4.8 million, $6.5 million and $4.2 million for fiscal years 2019, 2018 and 2017, respectively.

Suppliers and Materials

In fiscal year 2019, we purchased $1.5 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing 29% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

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

We own a portfolio of intellectual property, including approximately 51 patents, confidential technical information and technological expertise in manufacturing specialty vehicles. We also own approximately 400 registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Wheeled Coach, AEV, HEV, LEV, Marque, McCoy Miller, Eldorado, Champion, Collins, Goshen Coach, ENC, World Trans, Capacity, Lay-Mor, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade and Midwest.

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

Environmental, Health and Safety Laws and Regulations

Our ongoing global operations are subject to a wide range of federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations relate to water discharges, air emissions, the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, the health and safety of our employees and the fuel economy and emissions of the vehicles we manufacture. Certain of our operations require environmental, health and safety permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. Compliance with these laws, regulations, permits and approvals is a significant factor in our business. We have expended resources, both financial and managerial, to comply with environmental laws and worker safety laws and maintain procedures designed to foster and ensure compliance, and we are committed to protecting our employees and the environment against the risks associated with these substances. However, our failure to comply with applicable environmental, health and safety laws and regulations or permit or approval requirements could result in substantial liabilities or civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, as well as business disruptions, which could have a material adverse effect on our business, financial condition and operating results.

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

Competition

The markets in which we participate are highly competitive. We compete with both divisions of large, diversified companies as well as private and public companies which are pure play participants in one of our product markets. Several of our competitors may have more financial resources than us but we have also been increasing the scope and scale of the products we produce and the markets we serve. We believe that through this growth we are developing a relatively scaled business across all three of our segments, which creates a competitive advantage against a large portion of our competition and makes us more relevant compared to our larger competitors. We believe that we have been able to effectively compete on the basis of product quality and reliability, total cost of ownership, breadth of product offerings, manufacturing capability and flexibility, client-specific customization, price, technical capability, product innovation, customer service and delivery times. We also believe that we have enhanced our competitive position by expanding our parts and service business model through the development of aftermarket service centers, which we refer to as Regional Technical Centers, and the establishment of dedicated parts warehouses. The combination of our products, aftermarket support and large installed base of vehicles provides us with a competitive advantage across our end markets.

In the Fire & Emergency segment, our competition includes Pierce Manufacturing (Oshkosh Corp.), Rosenbauer International, Spartan Motors, Inc., Demers Ambulance, Crestline, Medix Specialty Vehicles, FWD Seagrave and Life Line Emergency Vehicles, among others. In the Commercial segment, our competition includes Starcraft Bus (Forest River), Thomas Bus (Daimler), Blue Bird Corporation, Gillig, Nova Bus (Volvo), Navistar International, Inc., TICO, Kalmar (Cargotec) and New Flyer Industries, Inc., among others. In the Recreation segment, our competition includes Thor Industries, Inc., Winnebago Industries, Inc., Forest River, and Tiffin Motorhomes, Inc., among others.

Employees

As of October 31, 2019, we had approximately 8,040 employees. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

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

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate could result in reduced demand in key end markets. Motorized recreational vehicle (“RV”) purchases are discretionary in nature and therefore sensitive to wholesale and retail financing, consumer confidence, unemployment levels, disposable income and changing levels of consumer home equity. These factors result in RVs being discretionary purchases. For example, the 2008 recession caused consumers to reduce their discretionary spending, which negatively affected our sales volumes for RVs. Terminal truck sales volumes are also impacted by economic conditions, global trade, changes in supply chain management and industrial output, as these factors impact our end-market customers for these products, which include shipping ports, trucking/distribution hubs and rail terminal operators. RV and terminal truck sales are affected by U.S. and global general economic conditions, which create risks that future economic downturns will reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Recreation segment and our Terminal Truck business, our Fire & Emergency segment and the remainder of our Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. For example, reduced municipal tax revenues resulting from the 2008 recession led to a decline in these markets. As fire and emergency apparatus and school and transit buses are typically a larger cost item for municipalities and their service life is very long, their purchase is more deferrable. This can result in cyclicality in certain of our end markets, which in turn may result in fluctuations in our sales and results of operations.

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

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. For example, during the 2008-2010 automotive industry crisis, many vehicle manufacturers, including Ford and General Motors, idled factories and reduced their output of vehicle chassis. During 2018 and 2019, many of our vehicle manufacturers encountered production issues and delivery delays due to factors which included a vendor factory fire, new plant location inefficiencies, unplanned work stoppages and indirect impacts from the implementation of tariffs. A recurrence of either of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. Our business, operating results and financial condition could suffer if our suppliers reduce output or introduce new chassis models that are unpopular with our customers or are incompatible with our current product designs or production process.

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

Acquisitions have been and are likely to continue to be a significant component of our growth strategy. From time to time we seek to identify and complete acquisitions. Our historical acquisitions include KME in April 2016, Renegade in December 2016, Ferrara and Midwest in April 2017 and Lance Camper in January 2018. We may continue making strategic acquisitions in the future. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected we would achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

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

As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. We continue to review our portfolio and may pursue additional divestitures. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, when we decide to sell a business, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. During the current year, we recognized charges related to divestitures of $8.9 million (see Note 6, "Divestiture Activities" for further discussion on divestiture activities and related charges).

If we do not realize the expected benefits of any divestiture transaction, our consolidated balance sheets, results of operations and cash flows could be negatively impacted.

Our business has meaningful working capital requirements and a decline in operating results or access to financing may have an adverse impact on our liquidity position.

Our business has meaningful working capital requirements. We had $376.6 million of long-term debt outstanding as of October 31, 2019. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. Additionally, we have entered into repurchase agreements with certain lending institutions and are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized. See Note 16 to our 2019 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion of these contingent liabilities.

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

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, steel, plastics and other resins, brass and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, tariffs enacted or proposed by the U.S. government, or retaliatory tariffs, could further increase the price of components imported from international suppliers, and lift prices of certain commodities generally regardless of origin. Although we at times purchase steel, aluminum and other raw materials up to 24 months in advance in order to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

Our international operations are subject to exchange rate fluctuations and other risks relating to doing business internationally.

Although the amount of our sales and costs denominated in foreign currencies is not currently significant, we may increase our international operations in the future, which would increase our exposure to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws and social, political and economic instability, including in China and other countries as a result of our joint venture with China’s Chery Holding Group, under which we intend to sell specialty vehicles in China and internationally through Chery’s existing distribution network. In particular, changes in currency values could also impact the level of foreign competition in our domestic market as international products become more or less costly due to the relationship of the U.S. Dollar to other currencies. Currency exchange rates have fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

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

We rely to a significant extent on our independent dealer networks to sell our products to end customers. We estimate that we distribute approximately 71% of our products through a system of independent, authorized dealers, many of whom sell products from competing manufacturers. Our business is therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.

Our dealer agreements are typically for a multi-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. We can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2019, but there may continue to be consolidation and changes in the dealership landscape over time. If we are unable to renew a contract with one or more of our significant dealers or re-negotiate an agreement under more advantageous terms, our sales and results of operations could be adversely affected.

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

Our business depends upon continued federal and local government expenditures on certain of our Commercial and Fire & Emergency products. These expenditures have not remained constant over time. Current government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies or priorities. A significant portion of our sales are subject to risks specific to doing business with the U.S. government and municipalities, including, but not limited to:

•	budgetary constraints or fluctuations affecting government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or a reduction of available funding;
•	changes in government programs or requirements;
•	realignment of funds to government priorities that we do not serve;
•	government shutdowns (such as those which occurred in 1995-1996, in 2013 and in late 2018 through early 2019) and other potential delays in government appropriations processes;
•	delays in the payment of our invoices by government authorities;
•	adoption of new laws or regulations and our ability to meet specified performance thresholds; and
•	general economic conditions.

These or other factors could cause government agencies and departments to delay or reduce their purchases or deliveries under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose sales. A significant decline in overall government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline in our sales and harm our financial results.

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

Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. The costs associated with maintaining robust information security mechanisms and controls are also increasing and are likely to increase further in the future. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

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

Environmental remediation laws such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and state analogues impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” or “PRPs”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA or state analogues, in the future we may incur such material liabilities with regard to our (or our predecessors’) current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. In particular, in 2012 we received a request from the U.S. Environmental Protection Agency (“EPA”) for information regarding the San Fernando Valley Area 2 Superfund Site (the “San Fernando Site”).

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

Product compliance laws and regulations impose a variety of environmental requirements, including emissions and performance standards, on the vehicles we manufacture. These laws and regulations govern vehicle fuel efficiency, emissions (including greenhouse gas emissions), noise and safety, and are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. For example, the EPA began to enforce limits on diesel exhaust emissions from nonroad diesel engines in 1996 and stationary diesel-engine generator sets in 2006. Implemented in a series of steps called Tier levels, these regulations, over time, have introduced successively more stringent limitations on nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and non-methane hydrocarbons (NMHC). The current “Tier 4” regulations promulgated under the Clean Air Act have imposed increasingly stringent motor vehicle emissions standards on our diesel exhaust emissions beginning with the 2011 model year. In addition, in August 2011, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) issued initial rules on GHG emissions and fuel economy for medium and heavy-duty vehicles and engines. The emissions standards established required minimum fuel economy and GHG emissions levels for both engines and vehicles beginning in model year 2014 primarily through the increased use of existing technology. In August 2016, the EPA and the NHTSA finalized a second phase of GHG emissions reductions to be implemented over time beginning in model year 2021 through model year 2027 (with standards for certain trailers beginning in model year 2018). More stringent emissions standards have been issued by California and certain other states as well.

These standards, as well as other federal and state emissions standards applicable to the vehicles we manufacture, have increased and will continue to increase costs of development for engines and vehicles and administrative costs arising from implementation of the standards. In addition, regulatory proposals under consideration or those that are proposed in the future may set standards that are difficult to achieve or adversely affect our results of operations due to increased research, development, and warranty costs.

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

Our strategies potentially include establishing a greater presence in markets outside of the United States. In addition, we may grow our use of component and raw material suppliers in certain foreign markets. As we progress with this, these strategies may involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals, identifying foreign agents, dealers and distributors, the construction of facilities in a timely manner and within cost estimates, the establishment of viable supply channels, the commencement of efficient manufacturing operations and, ultimately, the acceptance of the products by our current or prospective customers. We cannot be assured that our expansion plans will be implemented or, if implemented, be successful.

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

As of October 31, 2019, AIP owned 33,774,310 shares of our common stock, which represents 54.3% of our total outstanding shares of common stock. AIP is also party to an amended and restated shareholders agreement (the “Shareholders Agreement”) that, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. For a discussion of the Shareholders Agreement, see “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.” As long as these stockholders own or control at least a majority of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Continued developments in U.S. tax reform and changes to tax laws and rates in other jurisdictions where we do business could adversely affect our results of operations and cash flows. It is also possible that provisions of U.S. tax reform could be subsequently amended in a way that is adverse to the Company.

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

To successfully execute our long-term strategy, we must continue to develop new product lines and adapt our existing product lines to consumer preferences, including product lines that have historically been outside of our core businesses, such as electric vehicles and other specialty vehicles that minimize emissions. The process of designing and developing new technology, products and services is complex, costly, and uncertain and requires extensive capital investment and the ability to retain and recruit talent. For example, many vehicle manufacturers foresee electric vehicle sales becoming an increasingly important to their businesses, and we may not have the expertise to successfully address these competitive pressures on a costly basis or at all. Accordingly, if we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, including with respect to electric vehicles and other technologies that minimize emissions, competition from these companies could make our specialty vehicles less desirable in the marketplace.

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

Further, maintaining, enhancing, promoting and positioning our brands’ images may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 16, 2019, we had approximately 62 million shares of common stock outstanding. The 25,875,000 shares of common stock that were sold publicly in the secondary offering completed in October and in our IPO may be resold in the public market at any time (other than shares of our common stock that may be held or acquired by our directors, executive officers or affiliates, as that term is defined in the Securities Act).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain corporate office space in Milwaukee, Wisconsin. The locations of the RTCs, aftermarket parts warehouses and manufacturing properties that we currently own or lease are listed below. We believe that our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

RTCs & Aftermarket Parts Warehouses	Approximate Square Feet	Segment	Owned or Leased
Ocala, Florida	63,000	Fire & Emergency	Owned
Little Ferry, New Jersey	22,000	Fire & Emergency	Leased
Fort Lauderdale, Florida	19,000	Fire & Emergency	Leased
Riverside, California	18,000	Fire & Emergency	Owned
San Francisco, California	3,000	Fire & Emergency	Leased
Tallahassee, Florida	3,000	Fire & Emergency	Leased
Decatur, Indiana	90,000	Recreation	Owned
Coburg, Oregon	36,000	Recreation	Leased
Dallas, Texas	50,000	Aftermarket parts warehouse	Leased
Jefferson, North Carolina	92,000	Aftermarket parts warehouse	Owned
Decatur, Indiana	90,000	Aftermarket parts warehouse	Owned
Sparks, Nevada	48,000	Aftermarket parts warehouse	Leased
Total	534,000

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Columbus, Ohio	173,000	Horton Emergency Vehicles	Owned/ Leased
Decatur, Indiana	850,000	Fleetwood RV, American Coach, Monaco, Holiday Rambler	Owned
Decatur, Indiana	254,000	Goldshield	Owned
Hamburg, New York	87,000	E-ONE	Leased
Imlay City, Michigan	186,000	Champion Bus, Federal, Goshen Coach	Owned
Jefferson, North Carolina	328,000	American Emergency Vehicles	Owned
Longview, Texas	154,000	Capacity of Texas and Lay-Mor	Owned
South ElMonte, California	34,000	Leader Emergency Vehicles	Leased
Nesquehoning, Pennsylvania	609,000	KME	Owned
Ocala, Florida	514,000	E-ONE	Owned
Riverside, California	227,000	ENC	Owned
Roanoke, Virginia	60,000	KME	Owned
Salina, Kansas	228,000	ElDorado National, Krystal, Goshen Coach	Owned
South Hutchinson, Kansas	262,000	Collins Bus, World Trans	Owned
Winter Park, Florida	222,000	Wheeled Coach, Road Rescue, McCoy Miller, Frontline, Marque	Owned
Holden, Louisiana	232,000	Ferrara Fire Apparatus	Owned
Elkhart, Indiana	160,000	Midwest Automotive Division	Owned
Bristol, Indiana	200,000	Renegade RV	Leased
Sorocaba, Brazil	130,000	REV Fire and Emergency Vehicles	Leased
Lancaster, California	220,000	Lance Camper / Avery Transportation	Leased
Total	5,130,000

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

Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The underwriter defendants have notified us of their intent to seek indemnification from us pursuant to the IPO underwriting agreement in regard to the claims asserted with respect to the IPO, and we expect the underwriters to do the same in regard to the claims asserted with respect to the October 2017 offering. Two purported derivative actions, which have since been consolidated, were also filed in federal court in Delaware in 2019 against our directors (with us as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. We and the other defendants intend to continue defending these lawsuits vigorously. Additional lawsuits may be filed and, at this time, we are unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on us or our operations.

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

As of December 16, 2019, there were approximately 90 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Common Stock Repurchases

On March 20, 2018, the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. As of October 31, 2019, the Company had $38.3 million of authorization remaining under this program.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we expect to continue to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Based on our current dividend rate of $0.05 per share, and assuming we have approximately 62 million shares of our common stock outstanding, this would result in an aggregate annual cash dividend amount of approximately $12.5 million. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. See “Item 1A. Risk Factors—Risks Relating to Our Common Stock—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between January 27, 2017 and October 31, 2019, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the S&P 500, Russell 2000 and S&P Small Cap 600.

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

	Fiscal Year Ended
(in millions except per share data)	October 31, 2019	October 31, 2018(a)	October 31, 2017(b)	October 29, 2016(c)	October 31, 2015
Net sales	$2,403.7	$2,381.3	$2,267.8	$1,926.0	$1,735.1
Gross profit	251.8	278.0	294.6	229.9	182.0
Operating income	15.9	27.8	82.7	72.4	62.1
Net (loss) income	(12.3)	13.0	31.4	30.2	22.9
(Loss) income per share of common stock
Basic	$(0.20)	$0.20	$0.52	$0.59	$0.43
Diluted	$(0.20)	$0.20	$0.50	$0.58	$0.43
Dividends declared per common share	$0.20	$0.20	$0.15	$—	$—

(a)	In fiscal year 2018, the Company completed the acquisition of Lance.

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

(b)	In fiscal year 2017, the Company completed the acquisitions of Renegade, Midwest and Ferrara.
(c)	In fiscal year 2016, the Company completed the acquisition of KME.
	As of
(in millions)	October 31, 2019	October 31, 2018	October 31, 2017	October 29, 2016	October 31, 2015
Balance Sheet Data:
Cash and cash equivalents	$3.3	$11.9	$17.8	$10.8	$5.0
Inventories, net	513.4	514.0	452.4	325.6	247.0
Total assets	1,347.1	1,408.1	1,254.4	889.0	695.8
Long-term debt, less current maturities	376.6	420.6	229.1	256.0	212.4
Total liabilities	$841.9	$875.7	$681.9	$628.8	$455.9

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

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and sweepers) and consumer leisure (RVs and luxury buses). Our brand portfolio consists of 29 well-established principal vehicle brands including many of the most recognizable names within our served markets. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets we hold the first or second market share position and approximately 62% of our net sales during fiscal year 2019 came from products where we believe we hold such share positions.

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

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Federal Coach, Champion and World Trans. We serve the terminal truck market through the Capacity brand and the sweeper market through the Lay-Mor brand. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses or intermodal yards and ports). Within each market segment, we produce many customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out within a van chassis), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the heavy-duty truck, RV and broader industrial markets.

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

Impact of Acquisitions

Historically, a significant component of our growth has been through acquisitions of businesses. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials, purchases, improvements to production processes, and other restructuring initiatives. The benefits of these integration efforts may not positively impact our financial results until subsequent periods.

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

Results of Operations

The following table compares results for fiscal years 2019, 2018 and 2017

	Fiscal Year Ended
(in millions except per share data)	October 31, 2019	October 31, 2018	October 31, 2017
Net sales	$2,403.7	$2,381.3	$2,267.8
Gross profit	251.8	278.0	294.6
Operating income	15.9	27.8	82.7
Net (loss) income	(12.3)	13.0	31.4
(Loss) income per share of common stock
Basic	$(0.20)	$0.20	$0.52
Diluted	$(0.20)	$0.20	$0.50
Dividends declared per common share	$0.20	$0.20	$0.15
Adjusted EBITDA	$102.1	$148.0	$162.5
Adjusted Net Income	$30.0	$72.7	$75.8

Net Sales. Consolidated net sales were $2,403.7 million, $2,381.3 million and $2,267.8 million for fiscal years 2019, 2018 and 2017, respectively, an increase of $22.4 million, or 0.9% from fiscal year 2018 to 2019, and an increase of $113.5 million, or 5.0%, from fiscal year 2017 to 2018.

The increase in consolidated net sales for fiscal year 2019 compared to fiscal year 2018 was primarily due to an increase in net sales in the Fire & Emergency and Commercial segments, partially offset by a decrease in net sales in the Recreation segment. The increase in Commercial net sales compared to the prior year period was primarily due to a broad-based increase in most of the segment’s product categories. Sales of school and transit buses as well as terminal trucks were all higher in fiscal year 2019 as compared to fiscal year 2018. Growth drivers include new models and end market strength in the Class A school bus product line and the delivery against a larger municipal transit bus order. The increase in Fire & Emergency net sales compared to the prior year period was primarily due to the impact of unit mix and slightly higher shipments of fire trucks, partially offset by a decrease in shipments of ambulances. The decrease in Recreation segment net sales in fiscal year 2019 compared to fiscal year 2018 was primarily due to a decrease in shipment volumes of Class A motorhomes, partially offset by delivering on existing backlogs in our other RV categories.

Gross Profit. Consolidated gross profit was $251.8 million, $278.0 million and $294.6 million for fiscal years 2019, 2018 and 2017, respectively, a decrease of $26.2 million, or 9.4% from fiscal year 2018 to 2019, and a decrease of $16.6 million, or 5.6% from fiscal year 2017 to 2018. Consolidated gross profit, as a percentage of net sales, was 10.5%, 11.7% and 13.0% for fiscal years 2019, 2018 and 2017, respectively.

The reduction in gross profit in fiscal year 2019 compared to fiscal year 2018 was primarily due to a reduction in gross profit in the Fire & Emergency and Recreation segments, partially offset by an improvement in gross profit in the Commercial segment. Gross profit in the Fire & Emergency segment was negatively impacted by initial production inefficiencies associated with the increase in capacity and ramp up of production at our largest fire truck facility and inefficiencies associated with timing of incoming orders at our largest Ambulance facility. The decrease in gross profit in the Recreation segment was primarily due to lower shipments and pricing of Class A motorhomes. The improvement in gross profit in the Commercial segment was primarily due to increased shipments of higher margin transit and school buses, and operational improvements within the Commercial segment resulting from implementation of the REV Production System (RPS).

The decrease in consolidated gross profit for fiscal year 2018 compared to fiscal year 2017 was due to overall increases in material costs resulting directly and indirectly from tariffs, an increase in labor and overhead costs resulting from labor inefficiencies at certain of our plants in the fire division, an increase in labor and overhead costs resulting from chassis supply disruption and a product mix shift in ambulance toward lower content Type II units, product mix shift from higher content transit buses to lower margin shuttle buses and mobility vans.

Operating Income. Consolidated operating income was $15.9 million, $27.8 million and $82.7 million for fiscal years 2019, 2018 and 2017, respectively, a decrease of $11.9 million, or 42.8%, from fiscal year 2018 to 2019, and a decrease of $54.9 million, or 66.4%, from fiscal year 2017 to 2018. The decrease in consolidated operating income in fiscal year 2019 compared to fiscal year 2018 was primarily due to the decrease in gross profit described above, along with higher legal costs driven by settlement activity, higher stock compensation and insurance costs, and the impact of the acquisition of Lance in January 2018, partially offset by a decrease in non-cash impairment charges.

The decrease in consolidated operating income for fiscal year 2018 compared to fiscal year 2017 was primarily due to the decrease in gross profit and non-cash impairment charges associated with divestitures of certain underperforming assets and the decreases in gross profit described above.

Net Income. Consolidated net (loss) income was ($12.3) million, $13.0 million and $31.4 million for fiscal years 2019, 2018 and 2017, respectively, a decrease of $25.3 million, or 194.6%, from fiscal year 2018 to 2019, and a decrease of $18.4 million, or 58.6%, from fiscal year 2017 to 2018. Consolidated net (loss) income for fiscal year 2019 decreased compared to fiscal year 2018 primarily due to the decrease in operating income described above, an increase in interest expense, and a lower tax benefit as compared to the prior year. The decrease in the Company’s tax benefit, relative to the prior fiscal year, relates primarily to the prior year revaluation of net deferred tax liabilities as a result of U.S. tax reform.

Consolidated net income for fiscal year 2018 decreased compared to fiscal year 2017 primarily due to the decrease in operating income, partially offset by tax benefits recorded due to a decrease in the U.S. tax rate and revaluation of net deferred tax liabilities, both as a result of tax legislation in the United States.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $102.1 million, $148.0 million and $162.5 million for fiscal years 2019, 2018 and 2017, respectively, a decrease of $45.9 million, or 31.0%, from fiscal year 2018 to 2019, and a decrease of $14.5 million, or 8.9%, from fiscal year 2017 to 2018. The decrease in consolidated Adjusted EBITDA for fiscal year 2019 compared to fiscal year 2018 was due to lower Adjusted EBITDA in the Fire & Emergency and Recreation segments, offset by higher Adjusted EBITDA in the Commercial segment.

The decrease in consolidated Adjusted EBITDA for fiscal year 2018 compared to fiscal year 2017 was due to lower Adjusted EBITDA in the Fire & Emergency and Commercial segments, offset by higher Adjusted EBITDA in the Recreation segment. Excluding acquisitions, consolidated Adjusted EBITDA decreased 23.7% for fiscal year 2018 compared to fiscal year 2017.

Refer to the “Adjusted EBITDA and Adjusted Net Income” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income. Consolidated Adjusted Net Income was $30.0 million, $72.7 million and $75.8 million in fiscal years 2019, 2018 and 2017, respectively.

Refer to the “Adjusted EBITDA and Adjusted Net Income” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a reconciliation of Net Income (Loss) to Adjusted Net Income tables and related footnotes.

Fire & Emergency Segment

	Fiscal Year Ended
(in millions)	October 31, 2019	October 31, 2018	October 31, 2017
Net sales	$967.9	$956.6	$984.0
Adjusted EBITDA	43.2	86.0	109.5
Adjusted EBITDA % of net sales	4.5%	9.0%	11.1%

Net Sales. Fire & Emergency segment net sales were $967.9 million, $956.6 million and $984.0 million for fiscal years 2019, 2018 and 2017, respectively, an increase of $11.3 million, or 1.2%, from fiscal year 2018 to 2019, and a decrease of $27.4 million, or 2.8%, from fiscal year 2017 to 2018. The increase in Fire & Emergency segment net sales in fiscal year 2019 as compared to fiscal year 2018 was primarily due to an increase in the volume of fire truck shipments and improved pricing on fire trucks and ambulances, partially offset by a decrease in the volume of ambulance shipments and a mix of fire trucks.

The decrease in Fire & Emergency segment net sales for fiscal year 2018 compared to fiscal year 2017 was due to decreases in sales of certain fire apparatus caused by labor inefficiencies and decreases in sales of ambulance units caused by chassis supply disruption which impacted the timing of shipments. Excluding the impact of the Ferrara acquisition, Fire & Emergency segment net sales decreased 7.6% in fiscal year 2018 compared to the prior year.

Adjusted EBITDA. Fire & Emergency segment Adjusted EBITDA was $43.2 million, $86.0 million and $109.5 million for fiscal years 2019, 2018 and 2017, respectively, a decrease of $42.8 million, or 49.8%, from fiscal year 2018 to 2019, and a decrease of $23.5 million, or 21.5%, from fiscal year 2017 to 2018. Profitability in the Fire & Emergency segment in fiscal year 2019 was negatively impacted primarily by the results of the Fire business units and one of the Ambulance business units. Profitability at the largest Fire business unit was negatively impacted by additional labor costs associated with staffing and training for its production ramp. Profitability at the largest Ambulance business unit was negatively impacted by the timing of incoming orders that affected its production flow and that resulted in production and supply chain inefficiencies, slightly offset by improved pricing. Profitability within the segment was also impacted by unusually high healthcare cost experienced during the fiscal year.

The decrease in Adjusted EBITDA for fiscal year 2018 compared to fiscal year 2017 was primarily due to an increase in labor and overhead costs resulting from labor inefficiencies in the Fire division, an increase in labor and overhead resulting from chassis supply disruption and a product mix shift in ambulance toward lower content Type II units. Excluding the impact of the Ferrara acquisition, Fire & Emergency segment Adjusted EBITDA decreased 24.4% compared to the prior year.

Commercial Segment

	Fiscal Year Ended
(in millions)	October 31, 2019	October 31, 2018	October 31, 2017
Net sales	$720.0	$638.5	$620.1
Adjusted EBITDA	56.0	38.1	50.5
Adjusted EBITDA % of net sales	7.8%	6.0%	8.1%

Net Sales. Commercial segment net sales were $720.0 million, $638.5 million and $620.1 million for fiscal years 2019, 2018 and 2017, respectively, an increase of $81.5 million, or 12.8%, from fiscal year 2018 to 2019, and $18.4 million, or 3.0%, from fiscal year 2017 to 2018. The increase in net sales for fiscal year 2019 compared to fiscal year 2018 was primarily due to an increase in volume of school and transit bus shipments, and the mix benefit of one larger municipal transit bus order, partially offset by lower volume and higher discounting on shuttle buses and the impact of the sale of our mobility van business in the first quarter of fiscal year 2019.

The increase in net sales for fiscal year 2018 compared to fiscal year 2017 was primarily due to increases in sales of shuttle bus units, parts sales and mobility vans, partially offset by lower school and transit bus unit volume compared to the prior year.

Adjusted EBITDA. Commercial segment Adjusted EBITDA was $56.0 million, $38.1 million and $50.5 million for fiscal years 2019, 2018 and 2017, respectively, an increase of $17.9 million, or 47.0%, from fiscal year 2018 to 2019, and a decrease of $12.4 million, or 24.6%, from fiscal year 2017 to 2018. Profitability in the Commercial segment in fiscal year 2019 improved compared to the prior year period, primarily due to an increase in the volume of higher margin transit and school bus shipments, production efficiencies associated with our larger municipal transit bus order, and operational improvements supported by the implementation of RPS throughout the segment, offset by unusually high healthcare cost experienced during the fiscal year.

The decrease in Adjusted EBITDA for fiscal year 2018 compared to fiscal year 2017 was primarily due to product mix shift from higher content and higher margin transit and school buses to lower margin shuttle buses and mobility vans, and higher material costs, partially offset by pricing actions.

Recreation Segment

	Fiscal Year Ended
(in millions)	October 31, 2019	October 31, 2018	October 31, 2017
Net sales	$716.3	$811.9	$659.8
Adjusted EBITDA	46.8	60.4	36.2
Adjusted EBITDA % of net sales	6.5%	7.4%	5.5%

Net Sales. Recreation segment net sales were $716.3 million, $811.9 million and $659.8 million for fiscal years 2019, 2018 and 2017, respectively, a decrease of $95.6 million, or 11.8%, from fiscal year 2018 to 2019, and an increase of $152.1 million, or 23.1%, from fiscal year 2017 to 2018. The decrease in net sales in fiscal year 2019 compared to fiscal year 2018 was primarily due to a decrease in shipment volumes of Class A motorhomes, partially offset by an increase in towable and camper sales resulting from the acquisition of Lance in January 2018 and an increase in Class B RV shipments.

The increase in net sales for fiscal year 2018 compared to fiscal year 2017 was due to the acquisition of Lance as well as higher volumes in all classes of RVs except Class A. Excluding the impact of net sales from acquired companies, Recreation segment net sales increased 0.3% compared to the prior year.

Adjusted EBITDA. Recreation segment Adjusted EBITDA was $46.8 million, $60.4 million and $36.2 million for fiscal years 2019, 2018 and 2017, respectively, a decrease of $13.6 million, or 22.5%, from fiscal year 2018 to 2019, and an increase of $24.2 million, or 66.9%, from fiscal year 2017 to 2018. The reduction in profitability in the Recreation segment compared to prior year was primarily driven by a decrease in shipment volume of Class A motorhomes. Profitability in the other RV categories within the Recreation segment continued to be strong and was in line with the prior year. Profitability within the segment was also impacted by unusually high healthcare cost experienced during the fiscal year.

The increase in Adjusted EBITDA for fiscal year 2018 compared to fiscal year 2017 was primarily due to impact of the acquisition of Lance and higher profitability in all classes of RVs except Class A. This increase was partially offset by higher purchased material costs and lower sales volumes of Class A RVs. Excluding the impact of net sales from acquired companies, Recreation segment Adjusted EBITDA increased 9.1% compared to the prior year.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
	October 31, 2019	October 31, 2018	$	%
Fire & Emergency	$832.7	$707.5	$125.2	17.7%
Commercial	317.3	381.4	(64.1)	(16.8)%
Recreation	167.0	290.7	(123.7)	(42.6)%
Total Backlog	$1,317.0	$1,379.6	$(62.6)	(4.5)%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

At the end of fiscal year 2019, our backlog was $1,317.0 million, compared to $1,379.6 million at the end of fiscal year 2018. The reduction in total backlog was due to decreases in Recreation and Commercial segment backlogs, partially offset by an increase in the Fire & Emergency segment. The decrease in Recreation backlog was across all product categories. The decrease in Commercial backlog was due to delivery of one large municipal transit bus order during the year, timing of the receipt of new larger bus orders, decreases in school bus and terminal truck orders, partially offset by an increase in shuttle bus orders. The increase in Fire & Emergency backlog was primarily due to an increase in orders across all the fire truck brand categories, the timing of fire truck shipments, and an increase in orders at our largest ambulance business unit.

Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly statement of operations data for each of the quarters in fiscal years 2019 and 2018. The information for each of these quarters has been prepared on the same basis as our audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
(in millions)	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Net sales	$652.9	$617.0	$615.0	$518.7	$659.8	$597.7	$608.9	$514.9
Gross profit	61.7	71.3	72.4	46.3	73.1	79.5	72.9	52.6
Operating (loss) income	(5.0)	15.9	16.1	(11.2)	(18.3)	28.9	16.4	1.0
Net (loss) income	(9.0)	5.6	5.6	(14.6)	(22.0)	18.3	7.4	9.4
Depreciation and amortization	10.7	10.9	11.6	12.2	12.1	11.7	11.1	11.0
Interest expense, net	8.2	8.4	8.0	7.8	7.2	6.8	6.1	5.4
(Benefit) provision for income taxes	(3.5)	1.9	2.5	(4.4)	(5.0)	3.8	2.9	(13.8)
EBITDA	6.4	26.8	27.7	1.0	(7.7)	40.6	27.5	12.0
Transaction expenses(a)	0.3	0.5	—	0.2	0.7	—	0.5	1.5
Sponsor expenses(b)	0.8	—	0.1	0.5	0.4	0.2	0.1	0.2
Restructuring costs(c)	1.5	1.3	1.8	1.1	0.2	0.9	1.9	4.1
Stock-based compensation expense(d)	(0.1)	2.5	3.4	1.4	1.2	1.4	1.9	1.8
Non-cash purchase accounting(e)	—	—	—	—	—	0.5	—	0.6
Legal matters(f)	2.3	0.8	2.4	2.1	2.8	1.1	0.2	0.7
First year public company costs(g)	—	—	—	—	—	1.0	—	—
Impairment charges(h)	6.1	—	0.1	2.7	35.6	—	—	—
Losses attributable to assets held for sale(i)	1.4	1.0	—	1.7	4.3	—	—	—
Deferred purchase price payment(j)	0.6	0.6	0.6	1.6	1.9	1.9	1.9	0.4
Adjusted EBITDA	$19.3	$33.5	$36.1	$12.3	$39.4	$47.6	$34.0	$21.3

(Loss) income per common share:
Basic	$(0.14)	$0.09	$0.09	$(0.23)	$(0.35)	$0.29	$0.12	$0.15
Diluted	$(0.14)	$0.09	$0.09	$(0.23)	$(0.35)	$0.28	$0.11	$0.14

(a)

Reflects costs incurred in connection with business acquisitions, divestitures and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)	Restructuring expenses for fiscal year 2019 consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

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
(h)

Reflects non-cash impairment charges related to both the assets held for sale and other assets that management intends to monetize or are otherwise impaired including our rental fleet, inventory from discontinued product lines and certain information system assets. Refer to Note 6, "Divestiture Activities," to our 2019 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(i)	Losses attributable to businesses that are or were classified as assets held for sale during the respective period.
(j)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance, who are now employees of the Company. The Company made a payment of $5.0 million on the 12-month anniversary date from the acquisition date and may make another payment of $5.0 million on the 24-month anniversary date from the acquisition date, subject to conditions in the purchase agreement.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, the acquisition of machinery and equipment, the acquisition and construction of manufacturing facilities, the improvement and expansion of existing manufacturing facilities, debt service payments, regular quarterly dividend payments, general corporate needs, and common stock repurchases under the Company’s authorized stock buyback program. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our term loan and revolving credit facility.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, cash dividends and additional expenses we expect to continue to incur as a public company. However, we cannot assure you that cash provided by operating activities and borrowings under the current revolving credit facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the current revolving credit facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations or may involve higher overall interest rates. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Cash Flow

The following table shows summary cash flows for fiscal years 2019, 2018 and 2017:

	Fiscal Years Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Net cash provided by (used in) operating activities	$52.5	$(19.2)	$33.2
Net cash provided by (used in) investing activities	0.2	(119.6)	(229.1)
Net cash (used in) provided by financing activities	(61.3)	132.9	202.9
Net (decrease) increase in cash and cash equivalents	$(8.6)	$(5.9)	$7.0

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for fiscal year 2019 was $52.5 million, compared to net cash used of $19.2 million for fiscal year 2018. The increase in cash provided by operating activities for fiscal year 2019 compared to the prior year was due to improved net working capital efficiency, offset by a decrease in net income.

Net cash used in operating activities for fiscal year 2018 was $19.2 million, compared to net cash provided of $33.2 million for fiscal year 2017. The increase in cash used in operating activities for fiscal year 2018 compared to the prior year was primarily due to an increase in working capital levels and a decrease in net income.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for fiscal year 2019 of $0.2 million was primarily due to the sale of targeted assets, partially offset by cash used for capital expenditures.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for fiscal year 2019 was $61.3 million, which primarily consisted of net paydown of debt from our April 2017 ABL Facility and Term Loan. During fiscal year 2019, the Company paid cash dividends of $12.5 million.

Net cash provided by financing activities for fiscal year 2018 was $132.9 million, which primarily consisted of net borrowings from our April 2017 ABL Facility and incremental Term Loan of $50.0 million to fund the acquisition of Lance, working capital requirements, and our share repurchase program. During fiscal year 2018, the Company paid cash dividends of $12.8 million.

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

Capital Expenditures

Capital expenditures for fiscal year 2020, excluding any acquisitions, are estimated to be in the range of  $20 to $25 million.

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

Dividends

On December 18, 2019, our Board of Directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the first quarter of fiscal year 2020. The dividend is payable on February 28, 2020 to holders of record as of January 31, 2020. Subject to legally available funds and the discretion of our Board of Directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. As of October 31, 2019, the Company had $38.3 million of authorization remaining under this program.

Term Loan

On April 25, 2017, we entered into a $75.0 million term loan (“Term Loan” or “Term Loan Agreement”) and incurred $2.0 million in debt issuance costs. The Term Loan Agreement expires on April 25, 2022. Certain subsidiaries of the Company are guarantors under the Term Loan.

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

On March 29, 2019, the Company exercised an additional $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $125.0 million to $175.0 million. The Company incurred an additional $0.8 million of debt issuance costs related to the incremental commitment option under the Term Loan. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

On October 18, 2019, the Company amended the Term Loan Agreement to raise the maximum leverage ratio to 4.00 to 1.00 from 3.50 to 1.00. The ratio will decline by 25 basis points in the third quarter of each fiscal year after the amendment date, reaching a final maximum leverage ratio of 3.50 to 1.00 on July 31, 2021. Additionally, the Company received a waiver from a majority of the lenders related to the excess cash flow payment for fiscal year 2019. The Company incurred $0.2 million of debt issuance costs related to the amendment raising the maximum leverage ratio and the waiver for the excess cash flow payment under the Term Loan Agreement.

The Company may voluntarily prepay principal, in whole or in part, at any time, without penalty. The Company is obligated to prepay certain minimum amounts based on the Company’s excess cash flow, as defined in the Term Loan Agreement. We were not required to make any such excess cash flow payments in fiscal year 2019. The Term Loan is also subject to mandatory prepayment if the Company or any of its restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests. We were in compliance with all financial covenants under the Term Loan as of October 31, 2019.

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

Principal may be repaid at any time during the term of the ABL Agreement without penalty. The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the April 2017 ABL Facility as of October 31, 2019. As of October 31, 2019, our availability under the April 2017 ABL Facility was $225.7 million.

Subsequent Events

The Company evaluated subsequent events through December 18, 2019, the date on which the financial statements were available to be issued, and determined there were no items to disclose.

Contractual Obligations

The below table of material debt and lease commitments at October 31, 2019 summarizes the effect these obligations are expected to have on our cash flows in future periods as set forth in the table below.

(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt(a)	$3.6	$1.8	$377.0	$—	$—	$—	$382.4
Interest(b)	17.3	16.2	7.7	—	—	—	41.2
Operating leases	8.5	7.5	5.8	3.3	1.5	0.1	26.7
Purchasing obligations(c)	9.5	8.9	8.9	—	—	—	27.3
Total commitments(d)	$38.9	$34.4	$399.4	$3.3	$1.5	$0.1	$477.6

(a)	Includes estimated principal payments due under our Term Loan and the April 2017 ABL Facility as of October 31, 2019.
(b)	Based on interest rates in effect as of October 31, 2019.
(c)	Includes obligations under non-cancellable purchase orders for raw materials or chassis as of October 31, 2019.
(d)

Unrecognized tax benefits totaling $2.4 million as of October 31, 2019, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 15 to our 2019 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for disclosures regarding uncertain income tax positions under ASC Topic 740.

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

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, income taxes and other items as described below. Stock-based compensation expense is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense that is measured based upon external inputs such as our current share price and the movement of share price of peer companies, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards.

We also adjust for exceptional items, such as impairment charges, losses attributable to assets held for sale, and deferred purchase price payments, which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. Adjusted EBITDA is used by management to measure and report the Company’s financial performance to the Company’s Board of

Directors, to assist in providing a meaningful analysis of the Company’s operating performance, and is used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for non-cash purchase accounting, certain legal matters, transaction expenses, stock-based compensation expense, restructuring costs, sponsor expense reimbursement, impairment charges, losses attributable to assets held for sale and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2019	October 31, 2018	October 31, 2017
Net (loss) income	$(12.3)	$13.0	$31.4
Depreciation and amortization	45.4	45.5	37.8
Interest expense, net	32.4	25.3	20.7
(Benefit) provision for income taxes	(3.5)	(12.2)	18.7
EBITDA	62.0	71.6	108.6
Transaction expenses(a)	1.0	2.8	5.2
Sponsor expenses(b)	1.4	0.9	0.6
Restructuring costs(c)	5.7	7.0	4.5
Stock-based compensation expense(d)	7.2	6.3	26.6
Non-cash purchase accounting expense(e)	—	0.9	5.1
Loss on early extinguishment of debt(f)	—	—	11.9
Legal matters(g)	7.7	5.5	—
First year public company costs(h)	—	1.5	—
Impairment charges(i)	8.9	35.6	—
Losses attributable to assets held for sale(j)	4.7	9.9	—
Deferred purchase price payout(k)	3.5	6.0	—
Adjusted EBITDA	$102.1	$148.0	$162.5

The following table reconciles net income (loss) to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2019	October 31, 2018	October 31, 2017
Net (loss) income	$(12.3)	$13.0	$31.4
Amortization of intangible assets	17.4	18.1	14.9
Transaction expenses(a)	1.0	2.8	5.2
Sponsor expenses(b)	1.4	0.9	0.6
Restructuring costs(c)	5.7	7.0	4.5
Stock-based compensation expense(d)	7.2	6.3	26.6
Non-cash purchase accounting expense(e)	—	0.9	5.1
Loss on early extinguishment of debt(f)	—	—	11.9
Legal matters(g)	7.7	5.5	—
First year public company costs(h)	—	1.5	—
Impairment charges(i)	8.9	35.6	—
Losses attributable to assets held for sale(j)	4.7	9.9	—
Deferred purchase price payment(k)	3.5	6.0	—
Impact of tax rate change(l)	—	(11.3)	—
Income tax effect of adjustments(m)	(15.2)	(23.5)	(24.4)
Adjusted Net Income	$30.0	$72.7	$75.8

(a)

Reflects costs incurred in connection with business acquisitions, divestitures and capital market transactions. These expenses consist primarily of legal, accounting, due diligence, and one-time post-acquisition expenses in addition to costs related to offerings of our common stock.

(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)	Restructuring expenses for fiscal year 2019 consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs

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

Restructuring expenses for fiscal year 2017 were associated with the restructuring of the management functions and various product lines across the Company, including but not limited to severance, lease termination and other associated expenses.

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
(i)

Reflects non-cash impairment charges related to both the assets held for sale and other assets that management intends to monetize or are otherwise impaired including our rental fleet, inventory from discontinued product lines and certain information system assets. Refer to Note 6, "Divestiture Activities," to our 2019 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(j)	Losses attributable to businesses that are or were classified as assets held for sale during the respective period.
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
(m)

Income tax effect of adjustments using a 26.5% effective income tax rate for fiscal years 2019 and 2018, and a 36.5% effective income tax rate for fiscal year 2017, except for certain transaction expenses and losses attributable to assets held for sale.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating lease obligations, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures and capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts. See Note 16 to our 2019 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically the slowest quarters have been the first and second fiscal quarters when the purchasing seasons for vehicles such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors are utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2019 audited consolidated financial statements. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Recent Accounting Pronouncements

Refer to Note 2 to our 2019 audited consolidated financial statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statement.

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

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2019, we had $210.0 million of principal outstanding under our April 2017 ABL Facility at an average rate of 4.21% per annum, and $172.3 million of principal outstanding under our Term Loan at an average rate of 5.29% per annum. On an annualized basis, a 100-basis point increase (decrease) in our floating interest rates under the April 2017 ABL Facility and Term Loan would have increased (decreased) interest expense by $3.8 million.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. We are typically unable to pass along increased costs due to economic fluctuations to our customers. In 2018 and 2019, steel and aluminum tariffs resulted in significant increases in the costs and lead-times associated with our raw materials. We rarely use commodity financial instruments to hedge commodity prices. We will alternatively fix our prices for certain materials over an agreed upon amount of time between three months to 24 months through contracts with our vendors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and its subsidiaries (“the Company”) as of October 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and contingently redeemable common stock and cash flows for each of the three years in the period ended October 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 18, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2008.

Milwaukee, Wisconsin

December 18, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.'s (“the Company”) internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated December 18, 2019, expressed an unqualified opinion.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

December 18, 2019

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

	October 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3.3	$11.9
Accounts receivable, net	253.5	266.9
Inventories, net	513.4	514.0
Other current assets	19.4	24.0
Assets held for sale	19.5	26.3
Total current assets	809.1	843.1
Property, plant and equipment, net	201.7	214.3
Goodwill	159.8	161.8
Intangible assets, net	159.9	174.6
Other long-term assets	16.6	14.3
Total assets	$1,347.1	$1,408.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.6	$1.3
Accounts payable	200.8	218.1
Customer advances	129.9	117.8
Accrued warranty	16.1	19.0
Other current liabilities	70.2	55.5
Liabilities held for sale	15.4	5.5
Total current liabilities	436.0	417.2
Long-term debt, less current maturities	376.6	420.6
Deferred income taxes	15.4	19.9
Other long-term liabilities	13.9	18.0
Total liabilities	841.9	875.7
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 62,217,486 and 62,683,808 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	490.8	492.1
Retained earnings	15.8	40.6
Accumulated other comprehensive loss	(1.7)	(1.4)
Total REV's shareholders' equity	505.0	531.4
Non-controlling interest	0.2	1.0
Total shareholders' equity	505.2	532.4
Total liabilities and shareholders' equity	$1,347.1	$1,408.1

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Net sales	$2,403.7	$2,381.3	$2,267.8
Cost of sales	2,151.9	2,103.3	1,973.2
Gross profit	251.8	278.0	294.6
Operating expenses:
Selling, general and administrative	199.3	182.8	188.3
Research and development costs	4.8	6.5	4.2
Amortization of intangible assets	17.2	18.1	14.9
Restructuring	5.7	7.2	4.5
Impairment charges	8.9	35.6	—
Total operating expenses	235.9	250.2	211.9
Operating income	15.9	27.8	82.7
Interest expense, net	32.5	25.6	20.7
Loss on early extinguishment of debt	—	—	11.9
(Loss) income before (benefit) provision for income taxes and non-controlling interest	(16.6)	2.2	50.1
(Benefit) provision for income taxes	(3.5)	(10.8)	18.7
Net (loss) income before non-controlling interest	(13.1)	13.0	31.4
Less: net loss attributable to non-controlling interest	(0.8)	—	—
Net (loss) income	$(12.3)	$13.0	$31.4
Other comprehensive (loss) income, net of tax	(0.3)	(1.4)	—
Comprehensive (loss) income	$(12.6)	$11.6	$31.4
(Loss) income per common share:
Basic	$(0.20)	$0.20	$0.52
Diluted	$(0.20)	$0.20	$0.50
Dividends declared per common share	$0.20	$0.20	$0.15

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Cash flows from operating activities:
Net (loss) income	$(13.1)	$13.0	$31.4
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	45.7	46.0	37.8
Amortization of debt issuance costs	2.0	1.9	1.8
Amortization of Senior Note discount	—	—	0.1
Stock-based compensation expense	7.2	6.3	26.6
Deferred income taxes	(5.0)	(4.1)	2.9
Loss on early extinguishment of debt	—	—	11.9
Gain on sale of assets	(1.9)	(3.0)	(1.2)
Impairment charges	8.9	35.6	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables, net	13.4	(22.3)	(39.7)
Inventories, net	(2.7)	(74.5)	(61.9)
Other current assets	(9.8)	(12.2)	(1.2)
Accounts payable	(17.2)	6.1	54.7
Accrued warranty	(8.6)	(11.3)	(6.2)
Customer advances	12.1	21.9	(0.8)
Other liabilities	24.6	(23.6)	(22.2)
Long-term assets	(3.1)	1.0	(0.8)
Net cash provided by (used in) operating activities	52.5	(19.2)	33.2
Cash flows from investing activities:
Purchase of property, plant and equipment	(20.8)	(40.6)	(54.0)
Purchase of rental fleet vehicles	(3.0)	(20.1)	(17.7)
Purchase of land in Riverside, CA	—	—	(7.6)
Proceeds from sale of assets	24.0	8.7	6.6
Investment in China JV	—	(7.6)	—
Acquisition of businesses, net of cash acquired	—	(60.0)	(156.4)
Net cash provided by (used in) investing activities	0.2	(119.6)	(229.1)
Cash flows from financing activities:
Net (repayments) proceeds from borrowings under April 2017 ABL Facility	(90.0)	141.5	75.9
Net proceeds from borrowings of Term Loan	49.2	50.0	75.0
Repayments on Term Loan	(1.5)	—	—
Payment of dividends	(12.5)	(12.8)	(6.4)
Repurchase and retirement of common stock	(8.3)	(53.3)	—
Net proceeds from initial public offering	—	—	253.6
Payment of debt issuance costs	(0.2)	(1.0)	(6.8)
Repayment of long-term debt and capital leases	—	—	(180.0)
Senior Note prepayment premium	—	—	(7.7)
Proceeds from exercise of common stock options, net of employer payroll taxes	0.6	9.5	2.6
Other financing activities	1.4	(1.0)	(3.3)
Net cash (used in) provided by financing activities	(61.3)	132.9	202.9
Net (decrease) increase in cash and cash equivalents	(8.6)	(5.9)	7.0
Cash and cash equivalents, beginning of year	11.9	17.8	10.8
Cash and cash equivalents, end of year	$3.3	$11.9	$17.8

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$33.6	$23.5	$26.8
Income taxes, net of refunds	$(9.1)	$15.8	$11.3

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Contingently Redeemable Common Stock

(In millions, except share amounts)

	Common Stock - Class A			Common Stock - Class B			Contingently Redeemable Common Stock			Common Stock			Additional Paid-in	Retained	Non- controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Amount	# Shares		Amount	# Shares		Amount	# Shares		Capital	Earnings	Interest	Loss	Equity
Balance, October 29, 2016	$—	6,930,720 Sh.		$—	42,684,320 Sh.		$22.3	1,607,760 Sh.		$—	—		$206.2	$31.7	$—	$—	$237.9
Net income														31.4			31.4
Stock-based compensation expense													5.3				5.3
Excess tax benefits from stock- based compensation expense													2.5				2.5
Change in value of contingently redeemable common stock							13.1							(13.1)			(13.1)
Reclassification of contingently redeemable common stock	—	1,607,760 Sh.					(35.4)	(1,607,760 Sh.	)				35.3				35.3
Reclassification of liability awards													26.5				26.5
Net proceeds from initial public offering										—	12,500,000 Sh.		253.6				253.6
Reclassification of shares of common stock	—	(8,538,480 Sh.	)	—	(42,684,320 Sh.	)				0.1	51,222,800 Sh.						0.1
Exercise of common stock options										—	423,150 Sh.		2.6				2.6
Rounding of partial shares held prior to stock split											(5 Sh.	)					—
Dividends declared on common stock														(9.6)			(9.6)
Balance, October 31, 2017	$—	—		$—	—		$—	—		$0.1	64,145,945 Sh.		$532.0	$40.4	$—	$—	$572.5
Net income														13.0			13.0
Other comprehensive loss, net of tax																(1.4)	(1.4)
Stock-based compensation expense													3.8				3.8
Exercise of common stock options										—	1,757,984 Sh.		9.7				9.7
Vesting of restricted stock, net of employee tax withholding										—	13,231 Sh.		(0.1)				(0.1)
Repurchase and retirement of common stock										—	(3,233,352 Sh.	)	(53.3)				(53.3)
Dividends declared on common stock														(12.8)			(12.8)
Investment in non-controlling interest															1.0		1.0
Balance, October 31, 2018	$—	—		$—	—		$—	—		$0.1	62,683,808 Sh.		$492.1	$40.6	$1.0	$(1.4)	$532.4
Net loss														(12.3)			(12.3)
Net loss attributable to non- controlling interest															(0.8)		(0.8)
Other comprehensive loss, net of tax																(0.3)	(0.3)
Stock-based compensation expense													6.4				6.4
Exercise of common stock options										—	99,999 Sh.		0.6				0.6
Vesting of restricted stock, net of employee tax withholding										—	151,276 Sh.		—				—
Repurchase and retirement of common stock										—	(717,597 Sh.	)	(8.3)				(8.3)
Dividends declared on common stock														(12.5)			(12.5)
Balance, October 31, 2019	$—	—		$—	—		$—	—		$0.1	62,217,486 Sh.		$490.8	$15.8	$0.2	$(1.7)	$505.2

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services, serving a diversified customer base primarily in the United States through three segments: Fire & Emergency, Commercial and Recreation. The Company’s Fire & Emergency business is conducted primarily under the following brands: E-One, Ferrara, KME, AEV, Frontline, Horton, Leader, Marque, McCoy Miller, Road Rescue and Wheeled Coach. The Company’s Commercial business is conducted primarily under the following brands: Capacity, Champion, Collins Bus, ElDorado National, ENC, Federal Coach, Goshen Coach, Lay-Mor and World Trans. The Company’s Recreation vehicle business is conducted primarily under the following brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance.

In the second quarter of fiscal year 2018, the Company made its initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”). The initial investment of $0.9 million is included in other long-term assets in the Company’s consolidated balance sheet as of October 31, 2018. REV has 10% equity interest in the China JV. During the third quarter of fiscal year 2018, the Company extended a loan to China JV in the amount of $6.7 million at the rate of 5% per annum. No further investments were made during fiscal year 2019. The principal and interest of the loan may be converted at the Company’s sole option into an equity interest in the China JV. The Company recorded its investment in the China JV under the equity method of accounting.

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 54.3% of REV Group’s voting equity as of October 31, 2019. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During fiscal years 2019, 2018 and 2017, the Company reimbursed its primary equity holder for out of pocket expenses in the amount of $1.4 million, $0.9 million and $0.6 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from related parties owned by certain members of management. Rent expense under these arrangements during fiscal years 2019, 2018 and 2017 totaled $1.9 million, $1.5 million and $0.3 million, respectively.

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

Fiscal Year: The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to fiscal years 2019, 2018 and 2017 relate to the fiscal years ended October 31, 2019, 2018 and 2017, respectively.

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

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. At October 31, 2019, the Company had $3.0 million of uninsured cash balances in excess of Federal Depository Insurance Company limits.

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

Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Beginning balance	$1.3	$1.1	$1.6
Net recorded expense	0.2	0.6	0.8
Write-offs, net of recoveries/payments	(0.8)	(0.4)	(1.3)
Ending balance	$0.7	$1.3	$1.1

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, the majority of receivables are with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 16%, 13% and 15% of its net sales for fiscal years 2019, 2018 and 2017, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and Indefinite-lived intangible assets, consisting of tradenames, are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. When the fair value of the reporting unit or tradename is less than its carrying value, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of the related asset, is recorded for the amount by which the carrying amount exceeds fair value.

For annual goodwill impairment testing purposes, fair values are estimated by utilizing the income approach and the market approach. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by a risk-adjusted discount rate which corresponds with the Company’s and market-participant weighted-average cost of capital (“WACC”). Estimated future cash flows are based on the Company’s internal projection models, industry information and other assumptions deemed reasonable by management. Under the market approach, the Company derives the fair value of its reporting units based on revenue and earnings multiples of comparable publicly traded companies. Changes in assumptions underlying the impairment analyses can have an impact on the determination of cash flows and fair value, and such assumptions could change in such a manner that a future impairment may occur.

For annual indefinite-lived intangible asset impairment testing purposes, fair values are estimated by utilizing the “relief from royalty” (RFR) method. Under the RFR method, an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s-length transaction if the subject intangible asset were licensed from an independent third party. The royalty savings are then calculated by multiplying a royalty rate, expressed as a percentage of revenues, by a determined applicable level of future revenues provided per each trade name as estimated by the Company. The royalty rate is based on research of industry and market data related to transactions involving the licensing of comparable intangible assets. The resulting future royalty savings are then discounted to their present value equivalent utilizing an estimated WACC, adjusted for relative risk premiums specific to each trade name as well as the reporting unit housing it.

As part of the annual test on both goodwill and indefinite-lived intangible assets, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

The Company performed its annual goodwill and indefinite lived intangible asset impairment analyses as of August 1, 2019 and did not recognize an impairment loss as a result of the review.

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

Earnings (Loss) Per Common Share: Basic earnings per share represents net income (loss) divided by basic weighted-average number of common shares. Diluted earnings per share represents net income (loss) divided by diluted weighted average number of common shares outstanding. Diluted weighted average common shares outstanding includes the dilutive effect of additional potential common shares issuable from stock options, restricted stock units and performance stock units, and are determined using the treasury stock method.

Comprehensive Income (Loss): For the year ended October 31, 2019 and October 31, 2018, the Company included its foreign currency translation loss as part of its statement of operations and comprehensive (loss) income. Foreign currency translation loss for the year ended October 31, 2017, was immaterial to the Company’s consolidated financial statements.

Revenue Recognition: Substantially all of the Company’s revenue is recognized from contracts with customers with product shipment destinations in the United States and Canada. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. The Company made an accounting policy election so that the transaction price excludes sales and usage-based taxes collected.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During fiscal year 2019, the Company recognized $82.0 million of revenue that was included in the customer advances balance as of October 31, 2018. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated balance sheets. Refer to Note 6, "Divestiture Activities," of the notes to these consolidated financial statements for further information.

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

•	ASU 2017-04, “Intangibles—Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment

Accounting Pronouncements – To be Adopted

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

Subject to the Company’s ongoing evaluation of new lease contracts, the Company estimates adoption of the standard will result in recognition of right of use assets and lease liabilities of approximately $21 to $26 million as of November 1, 2019. The Company believes that the standard will not materially impact its consolidated statements of operations or the consolidated statements of cash flows.

Subsequent Events

The Company evaluated subsequent events through December 18, 2019, the date on which the financial statements were available to be issued, and determined there were no items to disclose.

Note 3. Acquisitions

Lance Camper Manufacturing Acquisition

On January 12, 2018, the Company acquired 100% of the common shares of Lance Camper Mfg. Corp. and its sister company Avery Transport, Inc. (collectively, “Lance” and the “Lance Acquisition”). Lance designs, engineers and manufactures truck campers, towable campers and toy haulers. This acquisition provided the Company a meaningful entrance into the high volume and rapidly growing towables segment of the recreational vehicle market. The final purchase price paid for Lance was $67.3 million ($61.3 million net of $6.0 million cash acquired), which included an adjustment based on the level of net working capital at closing, as defined in the purchase agreement and was funded through the Company’s revolving credit facility. Lance is reported as part of the Recreation segment.

The Company will also pay up to an additional $10.0 million to the selling shareholders subsequent to the acquisition date in the form of deferred purchase price payable of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date as per the agreement terms. This deferred payment is being recognized as an expense in the Company’s consolidated statement of operations over the period of the agreement. In the first quarter of fiscal year 2019, the Company paid the first $5.0 million of this deferred purchase price to the selling shareholders.

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

Net sales and operating income attributable to Lance were $125.9 million and $7.0 million for fiscal year 2019, respectively.

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2019	October 31, 2018
Chassis	$44.9	$53.3
Raw materials	198.1	188.4
Work in process	200.8	195.7
Finished products	79.6	91.6
	523.4	529.0
Less: reserves	(10.0)	(15.0)
Total inventories, net	$513.4	$514.0

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2019	October 31, 2018
Land & land improvements	$24.2	$23.9
Buildings & improvements	107.6	102.5
Machinery & equipment	93.1	77.1
Rental fleet	24.4	35.4
Computer hardware & software	58.1	56.1
Office furniture & fixtures	5.8	5.1
Construction in process	11.4	14.7
	324.6	314.8
Less: accumulated depreciation	(122.9)	(100.5)
Total property, plant and equipment, net	$201.7	$214.3

Depreciation expense for fiscal years 2019, 2018 and 2017 was $28.3 million, $27.9 million and $22.9 million, respectively.

Note 6. Divestiture Activities

In fiscal year 2018, management decided to divest certain businesses and assets which include the Revability business, one Regional Technical Center (“RTC”), a portion of the Company’s rental fleet, and certain other assets. In the first quarter of fiscal year 2019, the Company completed the sale of its mobility van business, Revability, with annual sales of approximately $40 million. All assets and operations at the Clarkston and Davisburg, Michigan facilities were transferred to the buyer. In the second quarter of fiscal year 2019, the Company completed the sale of the RTC for net cash proceeds of $11.4 million. In connection with this sale, the Company recognized a gain on sale of $1.2 million.

As of October 31, 2019, assets and liabilities held for sale consisted of the following: property, plant and equipment, net—$0.2 million, inventories, net—$14.0 million, accounts receivable, net—$0.4 million, other current and long-term assets—$4.9 million, accounts payable—$11.7 million and other current and long-term liabilities—$3.7 million.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2019	October 31, 2018
Fire & Emergency	$88.6	$88.6
Commercial	28.7	28.7
Recreation	42.5	44.5
Total goodwill	$159.8	$161.8

The change in the net carrying value amount of goodwill consisted of the following:

	October 31, 2019	October 31, 2018
Balance at beginning of period	$161.8	$133.2
Activity during the year:
Acquisitions	(2.0)	28.6
Balance at end of period	$159.8	$161.8

Intangible assets (excluding goodwill) consisted of the following:

	October 31, 2019
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$(84.0)	$42.7
Order backlog	1.0	6.7	(6.7)	—
Non-compete agreements	5.0	2.0	(1.3)	0.7
Trade names	7.0	3.5	(3.0)	0.5
Technology-related	7.0	0.9	(0.8)	0.1
		139.8	(95.8)	44.0
Indefinite-lived trade names		115.9	—	115.9
Total intangible assets, net		$255.7	$(95.8)	$159.9

	October 31, 2018
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$124.7	$(69.2)	$55.5
Order backlog	1.0	6.7	(5.7)	1.0
Non-compete agreements	5.0	2.0	(0.9)	1.1
Trade names	7.0	3.5	(2.4)	1.1
Technology-related	7.0	0.7	(0.7)	—
		137.6	(78.9)	58.7
Indefinite-lived trade names		115.9	—	115.9
Total intangible assets, net		$253.5	$(78.9)	$174.6

Amortization expense was $17.4 million, $18.1 million and $14.9 million for fiscal years 2019, 2018 and 2017, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2020—$14.3 million, 2021—$10.4 million, 2022—$7.5 million, 2023—$3.6 million and 2024—$2.3 million.

Note 8. Other Current Liabilities

Other current liabilities consisted of the following:

	October 31, 2019	October 31, 2018
Payroll and related benefits and taxes	$22.2	$22.5
Incentive compensation	4.1	—
Customer sales programs	4.7	5.8
Restructuring costs	0.9	0.5
Interest payable	1.9	1.9
Dividends payable	3.3	3.2
Deferred purchase price payment	4.5	4.0
Other	28.6	17.6
Total other current liabilities	$70.2	$55.5

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2019	October 31, 2018
April 2017 ABL facility	$210.0	$300.0
Term Loan, net of debt issuance costs ($2.2 and $1.9)	170.2	121.9
	380.2	421.9
Less: current maturities	(3.6)	(1.3)
Long-term debt, less current maturities	$376.6	$420.6

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

The following amendment has been made to the April 2017 ABL Facility:

•

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of October 31, 2019. As of October 31, 2019, the Company’s availability under the April 2017 ABL Facility was $225.7 million.

The fair value of the April 2017 ABL Facility approximated book value at both October 31, 2019 and October 31, 2018.

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

The lenders under the Term Loan have a second priority security interest in substantially all accounts receivable and inventory of the Company.

The following amendments have been made to the Term Loan:

•

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

•

On March 29, 2019, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $125.0 million to $175.0 million. The Company incurred an additional $0.8 million of debt issuance costs related to the incremental commitment option under the Term Loan, which were deducted from proceeds received by the Company. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

•

On October 18, 2019, the Company amended the term loan agreement to raise the maximum leverage ratio to 4.00 to 1.00 from 3.50 to 1.00. The ratio will decline by 25 basis points in the third quarter of each fiscal year after the amendment date, reaching a final maximum leverage ratio of 3.50 to 1.00 on July 31, 2021. Additionally, the Company received a waiver related to the excess cash flow calculation payment for fiscal year 2019. The Company incurred $0.2 million of debt issuance costs related to the amendment raising the maximum leverage ratio and the waiver for the excess cash flow calculation payment under the Term Loan Agreement.

Applicable interest rate margins for the Term Loan are 2.50% for base rate loans and 3.50% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan at October 31, 2019 was 5.29%.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement requires the Company to maintain a secured leverage ratio below a specified maximum ratio, which will be tested quarterly and become more restrictive over the term of the term loan.

The Company was in compliance with all financial covenants under the Term Loan as of October 31, 2019.

The fair value of the Term Loan approximated book value at both October 31, 2019 and October 31, 2018.

Aggregate contractual maturities of debt in future fiscal years are as follows:

2020	$3.6
2021	1.8
2022	377.0
Thereafter	—
Total debt	$382.4

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

Changes in the Company’s warranty liability consisted of the following:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018
Balance at beginning of year	$30.8	$40.2
Warranty provisions	20.8	24.1
Settlements made	(29.0)	(32.0)
Warranties for current year acquisitions	—	1.4
Changes in liability of pre-existing warranties	—	(2.9)
Balance at end of year	$22.6	$30.8

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2019	October 31, 2018
Current liabilities	$16.1	$19.0
Other long-term liabilities	6.5	11.8
Total warranty liability	$22.6	$30.8

Note 11. Leases

Certain administrative and production facilities and equipment are leased under long-term, non-cancelable operating lease agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property.

Total rental expenses for property, plant and equipment charged to operations under non-cancelable operating leases was $8.8 million, $8.3 million and $4.9 million during fiscal years 2019, 2018 and 2017, respectively.

Future minimum lease payments due under operating leases for the subsequent five fiscal years are as follows:

2020	$8.5
2021	7.5
2022	5.8
2023	3.3
2024	1.5
Thereafter	0.1

Note 12. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $9.7 million, $9.7 million and $7.1 million during fiscal years 2019, 2018 and 2017, respectively.

Note 13. Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. As of October 31, 2019, the Company had $38.3 million of authorization remaining under this program.

Note 14. Stock Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) has 8,000,000 shares authorized for issuance with 7,815,493 shares remaining at October 31, 2019. The 2016 Plan replaced the 2010 Long-Term Incentive Plan (the “2010 Plan”) in January 2017 in connection with our IPO. While no new awards will be granted under the 2010 Plan, awards previously issued under that plan that were outstanding as of the approval date of the 2016 Plan will remain outstanding and continue to be governed by the provisions of the 2010 Plan. The 2010 Plan has 1,239,686 shares remaining for issuance at October 31, 2019. The awards issued under the 2010 Plan that are currently outstanding are limited to stock options. These stock options have a contractual term of up to 10 years and typically vest and become exercisable over a period of one to four years.

Under the 2016 Plan, officers, directors, including non-employee directors, and employees of the Company may be granted restricted stock units (RSU) or performance stock units (PSU). Restricted stock units generally vest over a one to four-year service period following the grant date, provided the recipient is still our employee, or non-employee director, at the time of vesting. Performance stock unit awards generally vest over a three to four-year service period following the grant date, provided the recipient is still our employee at the time of vesting, and provided the achievement of performance targets applicable to each award is probable.

Stock-based compensation expense consists of vesting of restricted and performance stock units issued under the 2016 Plan and vesting of stock options issued under the 2010 Plan.

For fiscal years 2019, 2018 and 2017, the Company recorded stock-based compensation expense of $7.2 million, $6.3 million and $26.6 million, respectively, as selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. The actual income tax benefit realized totaled $1.8 million, $1.7 million and $10.1 million for those same periods.

Restricted Stock Units: The change in the number of nonvested restricted stock units outstanding consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	414,033	$25.83
Granted	1,266,548	9.04
Vested	(154,495)	22.60
Forfeited	(131,881)	14.61
Nonvested, end of year	1,394,205	$11.94

The weighted average grant date fair value of restricted stock units granted during fiscal years 2018 and 2017 was $26.18 and $24.42, respectively. The total fair value of restricted stock units that vested during fiscal years 2019 and 2018 was $3.5 million and $0.4 million, respectively. The total fair value of restricted stock units that vested during fiscal year 2017 was immaterial.

As of October 31, 2019, the Company had $12.3 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.8 years.

Performance Stock Units: The change in the number of nonvested performance stock units consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	194,268	$23.81
Granted	—	—
Vested	(24,367)	27.36
Fofeited	(121,167)	22.70
Nonvested, end of year	48,734	$22.86

The weighted average grant date fair value of performance stock units granted during fiscal years 2018 and 2017 was $22.70 and $27.36, respectively. The total fair value of performance stock units that vested during fiscal year 2019 was $0.6 million. The total fair value of performance stock units that vested during fiscal years 2018 and 2017 was immaterial.

As of October 31, 2019, the Company had $1.3 million of unrecognized compensation expense related to performance stock units, which will be recognized over a weighted-average period of 2 years.

Stock Options: Pursuant to certain provisions of the 2010 Plan, an option holder could put his or her shares to us under certain circumstances. As such, certain outstanding stock options were considered liability awards and were recorded at intrinsic value, which is the difference between the estimated fair value of the Company’s common stock and the option strike price and recognized as a liability on the Company’s consolidated balance sheet. Upon becoming a public entity, the Company recorded the liability awards at fair value. As a result of the IPO, the aforementioned put rights expired and the outstanding options were no longer considered liability awards and the fair value of the options were reclassified to shareholders’ equity. The fair value of the liability share awards was $26.5 million on the date of the Company’s IPO.

Stock option activity for fiscal years 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value of Options
Outstanding, beginning of year	805,750	$7.12	6.3	$3,055
Granted	—	—	—	—
Exercised	(99,999)	6.39	3.9	518
Forfeited	(17,000)	6.50	—	101
Expired	(40,951)	0.99	—	469
Outstanding, end of year	647,800	$7.64	5.9	$3,113
Exercisable, end of year	626,800	$7.62	5.9	$3,022

The aggregate intrinsic value above reflects the total pre-tax intrinsic value (the difference between the per share fair value of the Company’s stock and the exercise price of the stock options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on October 31, 2019 and October 31, 2018. The intrinsic value of the Company’s stock options changes based on the changes in the share price of the Company’s common stock.

The total intrinsic value of stock options exercised during fiscal years 2019, 2018, and 2017 was $0.5 million, $26.8 million, and $8.9 million, respectively.

As of October 31, 2019, the Company had $0.1 million of unrecognized compensation expense related to stock options, which will be recognized over a weighted-average period of 0.3 years.

Note 15. Income Taxes

Income before (benefit) provision for income taxes is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Domestic	$(16.5)	$5.2	$54.7
Foreign	(0.1)	(3.0)	(4.6)
(Losses) income before (benefit) provision for income taxes	$(16.6)	$2.2	$50.1

(Benefit) provision for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Current:
Federal	$0.4	$(6.8)	$12.1
State	1.1	0.1	3.7
Foreign	—	—	—
Total Current	$1.5	$(6.7)	$15.8
Deferred:
Federal	(4.0)	(6.4)	4.6
State	(1.0)	0.9	(0.1)
Foreign	—	1.4	(1.6)
Total Deferred	(5.0)	(4.1)	2.9
(Benefit) provision for income taxes	$(3.5)	$(10.8)	$18.7

Income tax (benefit)/expense at the federal statutory rate is reconciled to the Company’s (benefit) provision for income taxes as follows:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Income tax expense at federal statutory rate	$(3.5)	$0.5	$17.5
Taxes on foreign income which differ from the U.S. statutory rate	—	(0.3)	0.1
State expense	(0.2)	0.5	2.3
Stock-based compensation	0.8	—	—
Manufacturing and research incentives	(0.6)	(2.7)	(2.1)
Nondeductible items	0.2	0.7	0.9
Uncertain tax positions	(0.1)	(0.4)	—
Valuation allowance	—	2.2	—
Remeasurement of deferred taxes - U.S. Tax Reform	—	(11.3)	—
Other items	(0.1)	—	—
(Benefit) provision for income taxes	$(3.5)	$(10.8)	$18.7

Tax benefit for fiscal year 2019 was favorably impacted by incentives for U.S. research and unfavorably impacted by stock-based compensation tax deductions.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting interest expense deductions, implementing  a territorial  tax system, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”), and creating new taxes on certain foreign-sourced earnings. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 118, which provided guidance on how to account for the effects of the Tax Reform Act under ASC 740, Income Taxes. SAB No. 118 enabled companies to record a provisional amount for the effects for the Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year.

In the first quarter of fiscal year 2019, the Company completed its accounting for the Tax Reform Act under SAB No. 118. resulting in no change to the estimated cumulative tax benefit recorded in fiscal year 2018.  In fiscal year 2018, the Company recorded $11.3 million of cumulative tax benefit related to remeasurement of net deferred tax liabilities.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018
Deferred tax assets:
Product warranty	$5.8	$7.9
Inventory	5.0	6.7
Deferred employee benefits	4.3	1.7
Net operating loss and credit carryforwards	13.3	13.6
Other reserves and allowances	3.2	2.5
Gross deferred tax assets	31.6	32.4
Less: valuation allowance	(2.1)	(2.3)
Deferred tax assets	29.5	30.1
Deferred tax liabilities:
Intangible assets	(26.5)	(28.4)
Property, plant and equipment	(16.3)	(20.6)
Other	(2.0)	(0.9)
Deferred tax liabilities	(44.8)	(49.9)
Net deferred tax liability	$(15.3)	$(19.8)

The net deferred tax assets/ (liabilities) recorded in the consolidated balance sheet are as follows:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018
Noncurrent deferred tax asset	$0.1	$0.1
Noncurrent deferred tax liability	(15.4)	(19.9)
Net deferred tax liability	$(15.3)	$(19.8)

At October 31, 2019, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $14.6 million, some of which are subject to annual limitations and begin to expire in 2029. The Company has state net operating loss carryforwards of $31.8 million, which begin to expire in 2027.

The Company, or one of its subsidiaries, files income tax returns in the U.S, Canada, Brazil, Singapore and various state jurisdictions. With few exceptions, fiscal years 2016, 2017 and 2018 remain open to tax examination by Brazilian, Canadian and U.S. federal and state tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Balance at beginning of year	$2.1	$2.6	$2.7
Additions (reductions) for tax positions in prior year	0.3	0.3	0.1
Additions for tax positions in current year	0.1	0.3	0.1
Cash settlements with taxing authorities	—	(0.2)	—
Statute of limitations	(0.1)	(0.9)	(0.3)
Balance at end of year	$2.4	$2.1	$2.6

If recognized, $2.6 million, $2.2 million, and $2.9 million of the Company’s unrecognized tax benefits as of October 31, 2019, October 31, 2018 and October 29, 2017 respectively, would affect the Company’s effective income tax rate.

During the next twelve months, it is reasonably possible that federal and state tax resolutions could reduce unrecognized tax benefits and income tax expense by up to $0.3 million, either because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

Note 16. Commitments and Contingencies

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2019	October 31, 2018
Performance, bid and specialty bonds	$229.9	$228.2
Open standby letters of credit	14.3	13.0
Total	$244.2	$241.2

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $48.6 million and $54.5 million as of October 31, 2019 and October 31, 2018, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $212.5 million and $310.5 million as of October 31, 2019, and October 31, 2018, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2019 and October 31, 2018 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $25.5 million and $25.2 million at October 31, 2019 and October 31, 2018, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also names certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions have alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934.

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

Note 17. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for fiscal years 2019, 2018 and 2017:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Basic weighted-average common shares outstanding	62,789,165	63,966,977	60,738,242
Dilutive stock options	—	1,242,644	1,652,521
Dilutive restricted stock units	—	548	14,729
Dilutive performance stock units	—	—	—
Diluted weighted-average common shares	62,789,165	65,210,169	62,405,492

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for fiscal years 2019, 2018 and 2017:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Anti-Dilutive Stock Options	988,551	97,085	—
Anti-Dilutive Restricted Stock Units	1,783,271	574,359	—
Anti-Dilutive Performance Stock Units	18,408	91,509	—
Anti-Dilutive Common Stock Equivalents	2,790,230	762,953	—

Note 18. Business Segment Information

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

Recreation: This segment includes REV Recreation Group (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A mobile RVs in both gas and diesel models. Renegade primarily manufacturers, markets and distributes Class C and “Super C” RVs. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers, towable campers and toy haulers.

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

Selected financial information of the Company’s segments is as follows:

	Fiscal Year 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$967.9	$720.0	$716.3	$(0.5)	$2,403.7
Depreciation and amortization	$14.1	$8.7	$15.6	$7.3	$45.7
Capital expenditures	$8.6	$3.7	$2.7	$5.8	$20.8
Total assets	$617.2	$317.7	$316.4	$95.8	$1,347.1
Adjusted EBITDA	$43.2	$56.0	$46.8	$(43.9)

	Fiscal Year 2018
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Net Sales	$956.6	$638.5	$811.9	$(25.7)	$2,381.3
Depreciation and amortization	$15.3	$10.0	$13.4	$7.3	$46.0
Capital expenditures	$7.9	$4.2	$9.7	$18.8	$40.6
Total assets	$612.4	$293.2	$383.2	$119.3	$1,408.1
Adjusted EBITDA	$86.0	$38.1	$60.4	$(36.5)

	Fiscal Year 2017
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Sales:
Net Sales—External Customers	$984.0	$620.1	$659.8	$3.9	$2,267.8
Net Sales—Intersegment	$—	$9.4	$12.9	$(22.3)	$—
Depreciation and amortization	$14.6	$8.5	$11.0	$3.7	$37.8
Capital expenditures	$9.5	$6.4	$5.5	$32.6	$54.0
Total assets	$606.0	$281.6	$263.9	$102.9	$1,254.4
Adjusted EBITDA	$109.5	$50.5	$36.2	$(33.7)

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2019, 2018 and 2017:

	Fiscal Year 2019
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$909.0	$3.1	$55.8	$967.9
Commercial	713.5	0.2	6.3	720.0
Recreation	706.4	0.6	9.3	716.3
Corporate, Other & Elims	(0.5)	—	—	(0.5)
Total Net Sales	$2,328.4	$3.9	$71.4	$2,403.7

	Fiscal Year 2018
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$938.2	$3.3	$15.1	$956.6
Commercial	632.3	—	6.2	638.5
Recreation	808.2	—	3.7	811.9
Corporate, Other & Elims	(26.2)	0.1	0.4	(25.7)
Total Net Sales	$2,352.5	$3.4	$25.4	$2,381.3

	Fiscal Year 2017
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$969.4	$0.9	$13.7	$984.0
Commercial	610.8	—	9.3	620.1
Recreation	656.5	—	3.3	659.8
Corporate & Other	3.9	—	—	3.9
Total Net Sales—External Customers	$2,240.6	$0.9	$26.3	$2,267.8
Intersegment Sales	$22.3	—	—	—
Corporate Eliminations	(22.3)	—	—	—

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

Provided below is a reconciliation of segment Adjusted EBITDA to net (loss) income:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Fire & Emergency Adjusted EBITDA	$43.2	$86.0	$109.5
Commercial Adjusted EBITDA	56.0	38.1	50.5
Recreation Adjusted EBITDA	46.8	60.4	36.2
Corporate and Other Adjusted EBITDA	(43.9)	(36.5)	(33.7)
Depreciation and amortization	(45.4)	(45.5)	(37.8)
Interest expense, net	(32.4)	(25.3)	(20.7)
Benefit (provision) for income taxes	3.5	12.2	(18.7)
Transaction expenses	(1.0)	(2.8)	(5.2)
Sponsor expenses	(1.4)	(0.9)	(0.6)
Restructuring costs	(5.7)	(7.0)	(4.5)
Stock-based compensation expense	(7.2)	(6.3)	(26.6)
Non-cash purchase accounting	—	(0.9)	(5.1)
Loss on early extinguishment of debt	—	—	(11.9)
Legal matters	(7.7)	(5.5)	—
First year public company costs	—	(1.5)	—
Impairment charges	(8.9)	(35.6)	—
Losses attributable to assets held for sale	(4.7)	(9.9)	—
Deferred purchase price payment	(3.5)	(6.0)	—
Net (Loss) Income	$(12.3)	$13.0	$31.4

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2019 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will appear in our definitive proxy statement for our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended October 31, 2019, which information is incorporated in this item by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following information required under this item is filed as a part of this report:
(1)	Consolidated Balance Sheets as of October 31, 2019 and October 31, 2018

For the Fiscal Years Ended October 31, 2019, October 31, 2018, and October 31, 2017:

Consolidated Statements of Operations and Comprehensive (Loss) Income

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

4.1

Description of Capital Stock (Incorporated by reference to the “Description of Capital Stock” section of the REV Group, Inc. registration statement on Form S-3 (file no. 333-223897), filed on March 23, 2018)

10.1

Form of Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 10.1 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.2

Revolving Credit and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Ally Bank and BMO Harris Bank N.A., as Co-Collateral Agents, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.3

Term Loan and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.4

Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. registration statement on Form S-1 (file no. 333-214209), filed on October 24, 2016)

10.5

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.6

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.7

Form of Stock Option Award Agreement pursuant to the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.8

Offer Letter, dated July 9, 2014, between American Industrial Partners and Timothy W. Sullivan (Incorporated by reference to Exhibit 10.8 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.9

Offer Letter, dated December 21, 2015, between the Registrant and Dean Nolden (Incorporated by reference to Exhibit 10.9 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.10

Offer Letter, dated February 5, 2016, between the Registrant and Thomas B. Phillips (Incorporated by reference to Exhibit 10.11 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.11

Offer Letter, dated February 5, 2016, between the Registrant and Barbara H. Stephens (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.12

REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.13

REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.14

Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.15

REV Group, Inc. Non-Employee Directors Compensation (Incorporated by reference to Exhibit 10.19 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.16

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Dean J. Nolden (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.17

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Barbara S. Stephens (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.18

Change in Control Severance Agreement, dated March 1, 2018, by and between the Registrant and Timothy W. Sullivan (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.19

Change in Control Severance Agreement, dated September 5, 2018, by and between the Registrant and Ian Walsh (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.20

Change in Control Severance Agreement, dated September 5, 2018, by and between the Registrant and Stephen Boettinger (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 5, 2018)

10.21*	Change in Control Severance Agreement, dated December 16, 2019, by and between the Registrant and Christopher Daniels

10.22*	Form of Restricted Stock Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan

21.1*	Subsidiaries of REV Group, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REV Group, Inc.

Date: December 18, 2019	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 18, 2019.

Signature	Title	Date
/s/ Timothy Sullivan	Director and Chief Executive Officer
Timothy Sullivan	(Principal Executive Officer)	December 18, 2019

/s/ Dean Nolden	Chief Financial Officer
Dean Nolden	(Principal Financial Officer and Principal Accounting Officer)	December 18, 2019

/s/ Paul Bamatter	Director
Paul Bamatter		December 18, 2019

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		December 18, 2019

/s/ Dino Cusumano	Director
Dino Cusumano		December 18, 2019

/s/ Charles Dutil	Director
Charles Dutil		December 18, 2019

/s/ Justin Fish	Director
Justin Fish		December 18, 2019

/s/ Kim Marvin	Director
Kim Marvin		December 18, 2019

/s/ Joel Rotroff	Director
Joel Rotroff		December 18, 2019

/s/ Donn Viola	Director
Donn Viola		December 18, 2019