Form 10-Q
period 2020-01-31
REV Group, Inc.
filed 2020-03-04
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of March 3, 2020, the registrant had 63,258,385 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

		(Audited)
	January 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67.3	$3.3
Accounts receivable, net	230.5	253.5
Inventories, net	532.7	513.4
Other current assets	22.9	19.4
Assets held for sale	—	19.5
Total current assets	853.4	809.1
Property, plant and equipment, net	198.5	201.7
Goodwill	159.8	159.8
Intangible assets, net	155.9	159.9
Right of use assets	21.9	—
Other long-term assets	16.5	16.6
Total assets	$1,406.0	$1,347.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.4	$3.6
Accounts payable	187.4	200.8
Customer advances	139.3	129.9
Accrued warranty	15.6	16.1
Short-term lease obligations	7.2	—
Liabilities held for sale	—	15.4
Other current liabilities	55.0	70.2
Total current liabilities	407.9	436.0
Long-term debt, less current maturities	458.3	376.6
Deferred income taxes	17.2	15.4
Long-term lease obligations	14.7	—
Other long-term liabilities	12.0	13.9
Total liabilities	910.1	841.9
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 62,680,472 and 62,217,486 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	494.2	490.8
Retained earnings	3.3	15.8
Accumulated other comprehensive loss	(1.7)	(1.7)
Total REV's shareholders' equity	495.9	505.0
Non-controlling interest	—	0.2
Total shareholders' equity	495.9	505.2
Total liabilities and shareholders' equity	$1,406.0	$1,347.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(Dollars in millions, except per share amounts)

	Three Months Ended January 31,
	2020	2019
Net sales	$532.1	$518.7
Cost of sales	484.7	472.4
Gross profit	47.4	46.3
Operating expenses:
Selling, general and administrative	46.3	47.8
Research and development costs	1.2	1.3
Amortization of intangible assets	4.0	4.6
Restructuring	0.6	1.1
Impairment charges	—	2.7
Total operating expenses	52.1	57.5
Operating loss	(4.7)	(11.2)
Interest expense, net	7.3	7.8
Loss before benefit for income taxes	(12.0)	(19.0)
Benefit for income taxes	(2.6)	(4.4)
Net loss	$(9.4)	$(14.6)

Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(9.4)	$(14.6)

Loss per common share:
Basic	$(0.15)	$(0.23)
Diluted	$(0.15)	$(0.23)
Dividends declared per common share	$0.05	$0.05

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9.4)	$(14.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10.8	12.4
Amortization of debt issuance costs	0.5	0.4
Stock-based compensation expense	2.6	1.4
Deferred income taxes	1.8	2.9
Gain on sale of assets	(0.5)	(0.3)
Impairment charges	—	2.7
Changes in operating assets and liabilities, net	(19.1)	(44.3)
Net cash used in operating activities	(13.3)	(39.4)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3.2)	(6.3)
Purchase of rental and used vehicles	(2.7)	(3.0)
Proceeds from sale of assets	3.5	2.1
Proceeds from sale of business, net	1.1	—
Net cash used in investing activities	(1.3)	(7.2)
Cash flows from financing activities:
Net proceeds from borrowings under April 2017 ABL Facility	82.0	51.2
Payment of dividends	(3.1)	(3.1)
Other financing activities	(0.3)	0.1
Net cash provided by financing activities	78.6	48.2
Net increase in cash and cash equivalents	64.0	1.6
Cash and cash equivalents, beginning of period	3.3	11.9
Cash and cash equivalents, end of period	$67.3	$13.5

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$7.5	$7.4
Income taxes, net of refunds	$—	$(8.4)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statement of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Non-controlling	Accumulated Other Comprehensive	Total REV's Shareholders'
	Amount	# Shares	Capital	Earnings	Interest	Loss	Equity
Balance, October 31, 2019	$0.1	62,217,486 Sh.	$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss				(9.4)			(9.4)
Sale of business					(0.2)		(0.2)
Other comprehensive loss, net of tax						—	—
Stock-based compensation expense			2.6				2.6
Exercise of common stock options	—	102,000 Sh.	0.8				0.8
Vesting of restricted and performance stock, net of employee tax withholdings	—	360,986 Sh.	—				—
Dividends declared on common stock				(3.1)			(3.1)
Balance, January 31, 2020	$0.1	62,680,472 Sh.	$494.2	$3.3	$—	$(1.7)	$495.9

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total REV's Shareholders'
	Amount	# Shares	Capital	Earnings	Loss	Equity
Balance, October 31, 2018	$0.1	62,683,808 Sh.	$492.1	$40.6	$(1.4)	$531.4
Net loss				(14.6)		(14.6)
Other comprehensive income (loss), net of tax					—	—
Stock-based compensation expense			1.4			1.4
Exercise of common stock options	—	20,000 Sh.	0.1			0.1
Vesting of restricted and performance stock, net of employee tax withholdings	—	94,237 Sh.	—			—
Dividends declared on common stock				(3.2)		(3.2)
Balance, January 31, 2019	$0.1	62,798,045 Sh.	$493.6	$22.8	$(1.4)	$515.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2019. The interim results are not necessarily indicative of results for the full year. Certain reclassifications have been made to the fiscal year 2019 financial statements to conform to the fiscal year 2020 presentation.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.9% of REV Group’s voting equity as of January 31, 2020. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended January 31, 2020 and January 31, 2019, the Company reimbursed expenses of its primary equity holder in the amount of $0.1 million and $0.5 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from certain members of management. Rent expense under these arrangements totaled $0.5 million and $0.5 million for the three months ended January 31, 2020, and January 31, 2019, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

•

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Accounting Standards Codification (ASC) 842). ASC 842 is intended to increase transparency and comparability among organizations by recognizing lease liabilities with corresponding right-of-use (“ROU”) assets on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new standard on November 1, 2019, following the optional transition method provided by ASU No. 2018-11. Accordingly, prior period comparative information was not recast to reflect the impact of the new guidance and therefore continues to be reported under the accounting guidance in effect during those periods (ASC 840). The most significant impact of the Company’s adoption of ASC 842 is the recognition of ROU assets and lease liabilities on the balance sheet for operating leases. The adoption did not have any impact on the Company’s results of operations or cash flows.

ASC 842 provides a number of optional transition related practical expedients. The Company elected to adopt the standard using the package of practical expedients, which allowed the Company not to reassess prior conclusions about the identification of leases, the classification of leases, and the treatment of initial direct costs. ASC 842 also provides a number of optional practical expedients for an entity’s ongoing lessee accounting. In connection with our evaluation of these practical expedients, the Company has elected not to separate payments for lease components from payments for non-lease components for all classes of leases. Additionally, the Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities will not be recognized for leases with an initial term of twelve months or less.

Subsequent Events

On February 1, 2020, the Company acquired Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from Spartan Motors, Inc. (NASDAQ: SPAR). The Company acquired certain assets of Spartan ER for approximately $55 million in cash, subject to a customary capital adjustment.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are accrued when control is transferred. Periodically, certain customers request bill and hold transactions. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory and is ready for physical transfer to the customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended January 31, 2020 and January 31, 2019, the Company recognized $54.4 million and $43.7 million, respectively, of revenue that was included in the customer advance balances as of October 31, 2019 and October 31, 2018, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Note 3. Leases

The Company leases certain administrative and production facilities and equipment under long-term, non-cancelable operating lease agreements. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a ROU asset and a lease liability based on the present value of fixed, and certain index-based lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made. Lease agreements may include options to extend or terminate the lease or purchase the underlying asset. In situations where the Company is reasonably certain to exercise such options, they are considered in determining the lease term and the associated option payments, or exercise price in the case of an option to purchase, are included in the measurement of the lease liabilities and ROU assets. The Company’s leases generally do not include restrictive financial or other covenants, or residual value guarantees. The Company generally uses its incremental borrowing rate as the discount rate for measuring its lease liabilities, as the Company cannot determine the interest rate implicit in the lease because it does not have access to certain lessor specific information. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have significant finance leases.

During the three months ended January 31, 2020, the Company recognized total operating lease costs of approximately $2.3 million and paid cash of $2.2 million for amounts included in the measurement of lease liabilities.

At January 31, 2020, future minimum operating lease payments due under ASC 842 are summarized by year in the table below:

Remaining nine months of fiscal year 2020	$6.2
2021	7.4
2022	5.7
2023	3.0
2024	1.4
Thereafter	0.1
Total undiscounted lease payments	23.8
Less: imputed interest	(1.9)
Total lease liabilities	$21.9

As of January 31, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 3.3 years and 5.1%, respectively.

As of October 31, 2019, future minimum operating lease payments (under ASC 840) were as follows:

2020	$8.5
2021	7.5
2022	5.8
2023	3.3
2024	1.5
Thereafter	0.1

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	January 31, 2020	October 31, 2019
Chassis	$60.4	$44.9
Raw materials	195.2	198.1
Work in process	212.3	200.8
Finished products	74.7	79.6
	542.6	523.4
Less: reserves	(9.9)	(10.0)
Total inventories, net	$532.7	$513.4

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2020	October 31, 2019
Land & land improvements	$24.3	$24.2
Buildings & improvements	107.8	107.6
Machinery & equipment	94.3	93.1
Rental & used vehicles	22.5	24.4
Computer hardware & software	62.3	58.1
Office furniture & fixtures	5.7	5.8
Construction in process	9.0	11.4
	325.9	324.6
Less: accumulated depreciation	(127.4)	(122.9)
Total property, plant and equipment, net	$198.5	$201.7

Depreciation expense was $6.8 million and $7.8 million for the three months ended January 31, 2020, and January 31, 2019, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	January 31, 2020	October 31, 2019
Fire & Emergency	$88.6	$88.6
Commercial	28.7	28.7
Recreation	42.5	42.5
Total goodwill	$159.8	$159.8

The change in the net carrying value amount of goodwill consisted of the following:

	Three Months Ended January 31,
	2020	2019
Balance at beginning of period	$159.8	$161.8
Activity during the period:
Acquisitions	—	(2.0)
Balance at end of period	$159.8	$159.8

Intangible assets (excluding goodwill) consisted of the following:

	January 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$111.6	$(72.9)	$38.7
Order backlog	1.0	5.2	(5.2)	—
Non-compete agreements	5.0	2.1	(1.4)	0.7
Trade names	7.0	3.5	(2.9)	0.6
Technology-related	7.0	0.9	(0.9)	—
		123.3	(83.3)	40.0
Indefinite-lived trade names		115.9	—	115.9
Total intangible assets, net		$239.2	$(83.3)	$155.9

	October 31, 2019
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$(84.0)	$42.7
Order backlog	1.0	6.7	(6.7)	—
Non-compete agreements	5.0	2.0	(1.3)	0.7
Trade names	7.0	3.5	(3.0)	0.5
Technology-related	7.0	0.9	(0.8)	0.1
		139.8	(95.8)	44.0
Indefinite-lived trade names		115.9	—	115.9
Total intangible assets, net		$255.7	$(95.8)	$159.9

Amortization expense was $4.0 million and $4.6 million for the three months ended January 31, 2020, and January 31, 2019, respectively. As of January 31, 2020, we wrote off fully amortized intangible assets and the related accumulated amortization.

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

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received cash proceeds of $1.1 million in the first quarter of fiscal year 2020, and the remaining $1.0 million is expected to be received in the second quarter of fiscal year 2020. Buyer will also purchase spare parts related to the REV Coach business during the second quarter of fiscal year 2020.

There were no assets and liabilities held for sale on the Company’s Condensed Unaudited Consolidated Balance Sheets as of January 31, 2020.

Note 8. Long-Term Debt

The Company was obligated under the following debt instruments:

	January 31, 2020	October 31, 2019
April 2017 ABL facility	$292.0	$210.0
Term Loan, net of debt issuance costs ($2.4 and $2.2)	169.7	170.2
	461.7	380.2
Less: current maturities	(3.4)	(3.6)
Long-term debt, less current maturities	$458.3	$376.6

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

The following amendments have been made to the April 2017 ABL Facility:

•

On December 22, 2017, the Company exercised a $100.0 million incremental borrowing capacity option under the April 2017 ABL Facility to fund the Lance Camper acquisition, which increased total borrowing capacity under the facility from $350.0 million to $450.0 million. The Company incurred an additional $0.4 million of debt issuance costs related to the incremental borrowing capacity option under the April 2017 ABL Facility.

•

On January 31, 2020, the Company increased total borrowing capacity under the facility, in anticipation of its acquisition of Spartan ER, from $450.0 million to $500.0 million. The Company incurred an additional $0.3 million of debt issuance costs related to the incremental borrowing capacity option under the April 2017 ABL Facility. The outstanding balance for the April 2017 ABL facility as of January 31, 2020 reflects the draw-down of additional debt to fund the acquisition of Spartan ER.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of January 31, 2020. As of January 31, 2020, the Company’s availability under the April 2017 ABL Facility was $196.6 million.

The fair value of the April 2017 ABL Facility approximated book value at both January 31, 2020 and October 31, 2019.

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

•

On October 18, 2019, the Company amended the term loan agreement to raise the maximum leverage net ratio to 4.00 to 1.00 from 3.50 to 1.00. The ratio will decline by 25 basis points in the third quarter of each fiscal year after the amendment date, reaching a final maximum leverage ratio of 3.50 to 1.00 on July 31, 2021. Additionally, the Company received a waiver related to the excess cash flow calculation payment for fiscal year 2019. The Company incurred $0.2 million of debt issuance costs related to the amendment raising the maximum leverage ratio and the waiver for the excess cash flow calculation payment under the Term Loan Agreement.

•

On January 31, 2020, the Company amended the term loan agreement, in contemplation of its pending acquisition of Spartan ER, to raise the maximum net leverage ratio to 5.00 to 1.00 from 4.00 to 1.00. The ratio will decline by 25 basis points in the fourth quarter of fiscal year 2020, and each fiscal quarter ending thereafter, reaching a final maximum leverage ratio of 3.75 to 1.00 on October 31, 2021. The Company incurred $0.4 million of debt issuance costs related to this amendment.

Applicable interest rate margins for the Term Loan are 2.50% for base rate loans and 3.50% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan at January 31, 2020 was 5.15%.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement requires the Company to maintain a specified secured leverage ratio, which will be tested quarterly and become more restrictive over the term of the loan.

The Company was in compliance with all financial covenants under the Term Loan as of January 31, 2020.

The fair value of the Term Loan approximated book value at both January 31, 2020 and October 31, 2019.

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

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended January 31,
	2020	2019
Balance at beginning of period	$22.6	$30.8
Warranty provisions	5.6	5.4
Settlements made	(7.6)	(8.0)
Balance at end of period	$20.6	$28.2

Accrued warranty is classified in the Company’s Condensed Unaudited Consolidated Balance Sheets as follows:

	January 31, 2020	October 31, 2019
Current liabilities	$15.6	$16.1
Other long-term liabilities	5.0	6.5
Total warranty liability	$20.6	$22.6

Note 10. Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during the three months ended January 31, 2020 and January 31, 2019, respectively. As of January 31, 2020, the Company had $38.3 million of authorization remaining under this program.

Note 11. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three months ended January 31, 2020 and January 31, 2019:

	Three Months Ended January 31,
	2020	2019
Basic weighted-average common shares outstanding	62,783,080	63,023,076
Dilutive stock options	—	—
Dilutive restricted stock units	—	—
Dilutive performance stock units	—	—
Diluted weighted-average common shares outstanding	62,783,080	63,023,076

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three months ended January 31, 2020 and January 31, 2019:

	Three Months Ended January 31,
	2020	2019
Anti-dilutive stock options	779,600	988,551
Anti-dilutive restricted stock units	2,447,696	1,590,393
Anti-dilutive performance stock units	—	91,509
Anti-dilutive common stock equivalents	3,227,296	2,670,453

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $2.6 million for the three months ended January 31, 2020, or 22.0% of pre-tax loss, compared to $4.4 million, or 23.3% of pre-tax loss, for the three months ended January 31, 2019. Results for the three months ended January 31, 2020 were unfavorably impacted by $0.2 million of net discrete tax expenses primarily related to stock-based compensation tax deductions. Results for the three months ended January 31, 2019 were unfavorably impacted by $0.3 million of net discrete tax expenses related to stock-based compensation tax deductions.

The Company periodically evaluates its valuation allowance requirements in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three months ended January 31, 2020, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.7 million as of January 31, 2020 and $2.6 million as of October 31, 2019. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets for the period ended January 31, 2020. During the next twelve months, it is reasonably possible that $0.3 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2020, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 31, 2020	October 31, 2019
Performance, bid and specialty bonds	$257.1	$229.9
Open standby letters of credit	11.4	14.3
Total	$268.5	$244.2

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $38.8 million and $48.6 million as of January 31, 2020 and October 31, 2019, respectively.

Repurchase Commitments: The Company has entered into repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $209.3 million and $212.5 million as of January 31, 2020, and October 31, 2019, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at January 31, 2020 and October 31, 2019 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $24.7 million and $25.5 million at January 31, 2020 and October 31, 2019, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 Initial Public Offering (“IPO”), purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also names certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions have alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934.

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

Commercial: This segment includes Collins Bus, Champion Bus, ENC, ElDorado National (Kansas), Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, ENC and ElDorado National (Kansas) manufacture, market and distribute shuttle buses, transit buses, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended January 31, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$206.5	$158.2	$166.8	$0.6	$532.1
Depreciation and amortization	$3.5	$1.9	$3.5	$1.9	$10.8
Capital expenditures	$1.7	$0.6	$0.8	$0.1	$3.2
Total assets	$632.0	$272.8	$330.3	$170.9	$1,406.0
Adjusted EBITDA	$1.7	$10.8	$7.0	$(8.2)

	Three Months Ended January 31, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$204.1	$140.7	$176.3	$(2.4)	$518.7
Depreciation and amortization	$3.5	$2.6	$4.0	$2.3	$12.4
Capital expenditures	$1.4	$0.6	$1.4	$2.9	$6.3
Total assets	$614.2	$291.7	$352.7	$116.0	$1,374.6
Adjusted EBITDA	$8.4	$5.0	$9.1	$(10.2)

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

Provided below is a reconciliation of segment Adjusted EBITDA to net loss:

	Three Months Ended January 31,
	2020	2019
Fire & Emergency Adjusted EBITDA	$1.7	$8.4
Commercial Adjusted EBITDA	10.8	5.0
Recreation Adjusted EBITDA	7.0	9.1
Corporate and Other Adjusted EBITDA	(8.2)	(10.2)
Depreciation and amortization	(10.8)	(12.2)
Interest expense, net	(7.3)	(7.8)
Benefit for income taxes	2.6	4.4
Transaction expenses	(1.1)	(0.2)
Sponsor expense reimbursement	(0.1)	(0.5)
Restructuring costs	(0.6)	(1.1)
Stock-based compensation expense	(2.6)	(1.4)
Legal matters	(0.1)	(2.1)
Impairment charges	—	(2.7)
Losses attributable to assets held for sale	(0.6)	(1.7)
Deferred purchase price payment	(0.1)	(1.6)
Net loss	$(9.4)	$(14.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Condensed Unaudited Consolidated Financial Statements and risk factors contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 18, 2019.

Overview

REV is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services. We provide customized vehicle solutions for applications including: essential needs (ambulances, fire apparatus, school buses and municipal transit buses), industrial and commercial (terminal trucks, cut-away buses and sweepers) and consumer leisure (recreational vehicles, referred to as “RVs,” and luxury coaches). Our diverse portfolio is made up of well-established principal vehicle brands including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 57% of our net sales during the first quarter of fiscal year 2020 came from products where we believe we hold such share positions.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – Our Fire & Emergency segment sells fire apparatus equipment under the Emergency One (E-ONE), Kovatch Mobile Equipment (KME) and Ferrara brands and ambulances under the American Emergency Vehicles (AEV), Horton Emergency Vehicles (HEV), Leader Emergency Vehicles (LEV), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line. On February 1, 2020, the Company acquired Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market.

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

Recreation – Our Recreation segment serves the RV market through seven principal brands: American Coach, Fleetwood RV, Monaco Coach, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV line-makes such as: American Eagle, Bounder, Pace Arrow, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out on a van chassis), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the heavy-duty truck, RV and broader industrial markets.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, the Company is susceptible to supply chain disruptions resulting from the impact of tariffs and global macro-economic factors, which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

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

While less economically sensitive than the Recreation segment, the Fire & Emergency segment and the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, making the purchase more deferrable, which can result in reduced demand for our products. In addition to commercial demand, local, state and federal tax revenues can be an important source of funding for many of our bus products including Type A school buses, transit buses and shuttle buses. Volatility in tax revenues or availability of funds via budgetary appropriation can have a negative impact on the demand for these products.

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest quarters have been the first and second fiscal quarters when the purchasing seasons for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

Impact of Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Historically, a significant component of our growth has been through acquisitions of businesses. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials, purchases, improvements to production processes, and other restructuring initiatives. The benefits of these integration efforts and divestiture activities may not positively impact our financial results until subsequent periods.

We recognize acquired assets and liabilities at fair value. This includes the recognition of identified intangible assets and goodwill which, in the case of definite-life intangible assets, are then amortized over their expected useful lives, which typically results in an increase in amortization expense. In addition, assets acquired, and liabilities assumed generally include tangible assets, as well as contingent assets and liabilities.

Results of Operations

Three Months Ended January 31, 2020 Compared with Three Months Ended January 31, 2019

	Three Months Ended January 31,
($ in millions)	2020	2019
Net sales	$532.1	$518.7
Gross profit	47.4	46.3
Operating loss	(4.7)	(11.2)
Net loss	(9.4)	(14.6)

Adjusted EBITDA	$11.3	$12.3
Adjusted Net Loss	$(2.7)	$(2.9)

Net Sales. Consolidated net sales were $532.1 million for the three months ended January 31, 2020, an increase of $13.4 million, or 2.6%, from $518.7 million for the three months ended January 31, 2019. The increase in consolidated net sales was primarily due to an increase in net sales of $2.4 million and $17.5 million in the Fire & Emergency and Commercial segments, respectively, offset by a decrease in net sales of $9.5 million in the Recreation segment.

Gross Profit. Consolidated gross profit was $47.4 million for the three months ended January 31, 2020, compared to $46.3 million for the three months ended January 31, 2019. The increase is primarily due to profitability within the Commercial segment, partially offset by a decrease in profitability in the Fire & Emergency segment. Consolidated gross profit, as a percentage of consolidated net sales, was 8.9% for the three months ended January 31, 2020 and January 31, 2019.

Operating Loss. Consolidated operating loss was $4.7 million for the three months ended January 31, 2020, a decrease of $6.5 million, from consolidated operating loss of $11.2 million for the three months ended January 31, 2019. The decrease was primarily due to reduced selling, general and administrative expenses, primarily related to a decrease in expenses related to legal matters, and an impairment charge in fiscal year 2019 that did not repeat in the current fiscal year period.

Income Taxes. Consolidated income tax benefit was $2.6 million for the three months ended January 31, 2020, or 22.0% of pre-tax loss, compared to $4.4 million, or 23.3% of pre-tax loss, for the three months ended January 31, 2019. Income tax benefit for the three months ended January 31, 2020, was unfavorably impacted by $0.2 million of net discrete tax expenses primarily related to the impact of stock-based compensation. Income tax benefit for the three months ended January 31, 2019 was also unfavorably impacted by $0.3 million of net discrete tax expenses related to stock-based compensation.

Net Loss. Consolidated net loss was $9.4 million for the three months ended January 31, 2020, a decrease of $5.2 million, or 35.6%, from consolidated net loss of $14.6 million for the three months ended January 31, 2019.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $11.3 million for the three months ended January 31, 2020, a decrease of $1.0 million, or 8.1% from $12.3 million for the three months ended January 31, 2019.

Refer to Adjusted EBITDA and Adjusted Net Loss section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Loss. Consolidated Adjusted Net Loss was $2.7 million for the three months ended January 31, 2020, a decrease of $0.2 million, or 6.9% from consolidated Adjusted Net Loss of $2.9 million for the three months ended January 31, 2019.

Refer to Adjusted EBITDA and Adjusted Net Loss section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended January 31,
($ in millions)	2020	2019
Net sales	$206.5	$204.1
Adjusted EBITDA	1.7	8.4
Adjusted EBITDA % of net sales	0.8%	4.1%

Fire & Emergency segment net sales were $206.5 million for the three months ended January 31, 2020, an increase of $2.4 million, or 1.2%, from $204.1 million for the three months ended January 31, 2019. The increase in net sales compared to the prior year period was primarily due to the benefit of new chassis and cab lines at a primary fire plant which helped to increase production and sales of fire units, and the impact of higher pricing on select fire trucks and ambulance brands, partially offset by the impact of unit mix and timing of deliveries.

Fire & Emergency segment Adjusted EBITDA was $1.7 million for the three months ended January 31, 2020, a decrease of $6.7 million, or 79.8%, from $8.4 million for the three months ended January 31, 2019. The decrease in Adjusted EBITDA compared to prior year period was primarily due to an expected reduction in gross profit margin resulting from the ongoing efforts to increase production capacity at our largest fire plant and the impact of unit mix, partially offset by improvements in labor efficiency in our largest ambulance plant.

Commercial Segment

	Three Months Ended January 31,
($ in millions)	2020	2019
Net sales	$158.2	$140.7
Adjusted EBITDA	10.8	5.0
Adjusted EBITDA % of net sales	6.8%	3.6%

Commercial segment net sales were $158.2 million for the three months ended January 31, 2020, an increase of $17.5 million, or 12.4%, from $140.7 million for the three months ended January 31, 2019. The increase in net sales compared to the prior year period was due primarily to an increase in transit bus sales, partially offset by lower sales of terminal trucks.

Commercial segment Adjusted EBITDA was $10.8 million for the three months ended January 31, 2020, an increase of $5.8 million, or 116.0%, from $5.0 million for the three months ended January 31, 2019. The increase in Adjusted EBITDA compared to the prior year period was primarily due to favorable product mix as a result of higher volumes of transit bus units sold, improved pricing of buses and continued improvements in operational efficiencies across the segment.

Recreation Segment

	Three Months Ended January 31,
($ in millions)	2020	2019
Net sales	$166.8	$176.3
Adjusted EBITDA	7.0	9.1
Adjusted EBITDA % of net sales	4.2%	5.2%

Recreation segment net sales were $166.8 million for the three months ended January 31, 2020, a decrease of $9.5 million, or 5.4%, from $176.3 million for the three months ended January 31, 2019. The decrease in net sales compared to the prior year period was primarily due to lower net sales attributable to our Class A motorhomes and lower towable sales, partially offset by higher Class B sales.

Recreation segment Adjusted EBITDA was $7.0 million for the three months ended January 31, 2020, a decrease of $2.1 million, or 23.1%, from $9.1 million for the three months ended January 31, 2019. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to decreased profitability due to reduced production and shipment volumes.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

($ in millions)	January 31, 2020	January 31, 2019
Fire & Emergency	$807.3	$738.2
Commercial	455.6	427.5
Recreation	158.3	225.2
Total Backlog	$1,421.2	$1,390.9

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of January 31, 2020, our backlog was $1,421.2 million compared to $1,390.9 million as of January 31, 2019. The increase in Fire & Emergency backlog was reflecting strong order inflow in both the Fire and Ambulance divisions over the trailing twelve months. The increase in the Commercial backlog was due primarily to a large municipal transit order, partially offset by a decrease in backlog for terminal trucks. The decrease in Recreation backlog was primarily due to a decrease in backlog for towable campers, offset by increases in backlog for Class A and Class B motorhomes. However, in the first quarter of fiscal year 2020, orders increased compared to the prior year period primarily due to increased demand for Class A and Class B motorhomes, partially offset by a decrease in orders for towable campers.

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

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2020 and January 31, 2019:

	Three Months Ended January 31,
($ in millions)	2020	2019
Net cash used in operating activities	$(13.3)	$(39.4)
Net cash used in investing activities	(1.3)	(7.2)
Net cash provided by financing activities	78.6	48.2
Net increase in cash and cash equivalents	$64.0	$1.6

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2020 was $13.3 million, compared to $39.4 million for the three months ended January 31, 2019. The reduction in cash used in operating activities for the three months ended January 31, 2020, compared to the prior year period was related to a lower net loss and continued improvements in net working capital usage.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2020 was $1.3 million, compared to $7.2 million for the three months ended January 31, 2019. The decrease in net cash used in investing activities for the three months ended January 31, 2019, compared to the prior year period, was primarily due to a decrease in capital expenditures and an increase in proceeds from sale of assets and sale of business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2020 was $78.6 million. Net cash provided by financing activities for the three months ended January 31, 2019 was $48.2 million. Net cash provided by financing activities primarily consisted of net proceeds from our April 2017 ABL facility in advance of our purchase of the Spartan ER business effective February 1, 2020, net of payment of dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. We expect to pay this quarterly dividend on or about the last day of the first month following each fiscal quarter to shareholders of record on the last day of such fiscal quarter. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. In the three months ended January 31, 2020, the Company paid cash dividends of $3.1 million.

On March 4, 2020, our board of directors declared a cash dividend of $0.05 per share on our common stock, payable in respect of the first quarter of fiscal year 2020. The dividend is payable on May 29, 2020 to holders of record as of April 30, 2020.

Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. There were no repurchases under this program during the three months ended January 31, 2020 and January 31, 2019, respectively. As of January 31, 2020, the Company had $38.3 million of authorization remaining under this program.

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

On October 18, 2019, the Company amended the term loan agreement to raise the maximum net leverage ratio to 4.00 to 1.00 from 3.50 to 1.00. The ratio will decline by 25 basis points in the third quarter of each fiscal year after the amendment date, reaching a final maximum leverage ratio of 3.50 to 1.00 on July 31, 2021. Additionally, the Company received a waiver related to the excess cash flow calculation payment for fiscal year 2019. The Company incurred $0.2 million of debt issuance costs related to the amendment raising the maximum leverage ratio and the waiver for the excess cash flow calculation payment under the Term Loan Agreement.

On January 31, 2020, the Company amended the term loan agreement, in contemplation of its pending acquisition of the Spartan ER, to raise the maximum net leverage ratio to 5.00 to 1.00 from 4.00 to 1.00. The ratio will decline by 25 basis points in the fourth quarter of fiscal year 2020, and each fiscal quarter ending thereafter, reaching a final maximum leverage ratio of 3.75 to 1.00 on October 31, 2021. The Company incurred $0.4 million of debt issuance costs related to this amendment.

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

The Term Loan Agreement contains certain financial covenants. The Company was in compliance with all financial covenants under the Term Loan as of January 31, 2020.

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

On December 22, 2017, the Company exercised its $100.0 million incremental commitment option under the April 2017 ABL Facility to fund the Lance Camper acquisition, which increased the facility to $450.0 million.

On January 31, 2020, the Company increased total borrowing capacity under the facility, in anticipation of its acquisition of Spartan ER, from $450.0 million to $500.0 million. The Company incurred an additional $0.3 million of debt issuance costs related to the incremental borrowing capacity option under the April 2017 ABL Facility.

Principal may be repaid at any time during the term of the ABL Facility without penalty.

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of January 31, 2020. As of January 31, 2020, our availability under the April 2017 ABL Facility was $196.6 million.

Refer to Note 8, Long-Term Debt, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

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

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, income taxes and other items as described below. Stock-based compensation expense is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards.

We also adjust for exceptional items, such as impairment charges, losses attributable to assets held for sale, and deferred purchase price payments, which are determined to be those that in management’s judgment need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence. Adjusted EBITDA is used by management to measure and report the Company’s financial performance to the Company’s Board of Directors, to assist in providing a meaningful analysis of the Company’s operating performance and is used as a measurement in incentive compensation for management. Based on the foregoing factors, management considers the adjustment for certain legal matters, transaction expenses, stock-based compensation expense, restructuring costs, sponsor expense reimbursement, impairment charges, losses attributable to assets held for sale and deferred purchase price payment to be exceptional items.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles Net Loss to Adjusted EBITDA for the periods presented:

	Three Months Ended January 31,
($ in millions)	2020	2019
Net loss	$(9.4)	$(14.6)
Depreciation and amortization	10.8	12.2
Interest expense, net	7.3	7.8
Benefit for income taxes	(2.6)	(4.4)
EBITDA	6.1	1.0
Transaction expenses(a)	1.1	0.2
Sponsor expense reimbursement(b)	0.1	0.5
Restructuring costs(c)	0.6	1.1
Stock-based compensation expense(d)	2.6	1.4
Legal matters(e)	0.1	2.1
Impairment charges(f)	—	2.7
Losses attributable to assets held for sale(g)	0.6	1.7
Deferred purchase price payment(h)	0.1	1.6
Adjusted EBITDA	$11.3	$12.3

The following table reconciles Net Loss to Adjusted Net Loss for the periods presented:

	Three Months Ended January 31,
($ in millions)	2020	2019
Net loss	$(9.4)	$(14.6)
Amortization of intangible assets	4.0	4.6
Transaction expenses(a)	1.1	0.2
Sponsor expense reimbursement(b)	0.1	0.5
Restructuring costs(c)	0.6	1.1
Stock-based compensation expense(d)	2.6	1.4
Legal matters(e)	0.1	2.1
Impairment charges(f)	—	2.7
Losses attributable to assets held for sale(g)	0.6	1.7
Deferred purchase price payment(h)	0.1	1.6
Income tax effect of adjustments(i)	(2.5)	(4.2)
Adjusted Net Loss	$(2.7)	$(2.9)

(a)	Reflects costs incurred in connection with business acquisitions, divestitures and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.

(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)	Restructuring expenses in the current fiscal year consisted of personnel costs, including severance, vacation and other employee benefit payments as well as costs related to disposal activities.

Restructuring expenses in the prior year period consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs in the Recreation segment.

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

(f)

Reflects additional non-cash impairment charges related to the sale of Revability. Refer to Note 7, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(g)	Losses attributable to businesses that are or were classified as assets held for sale during the respective period.
(h)

Reflects the expense associated with the deferred purchase price payment owed to sellers of Lance. The Company made a payment of $5.0 million on the 12-month anniversary date from the acquisition date and may make another payment of $5.0 million on the 24-month anniversary date from the acquisition date, subject to conditions in the purchase agreement.

(i)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three months ended January 31, 2020 and January 31, 2019, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. The Company's disclosures of critical accounting policies are reported in its 2019 Annual Report on Form 10-K for the fiscal year ended October 31, 2019. In the first quarter of fiscal year 2020, the Company adopted ASU 2016-02 relating to leases, as discussed in Note 1 and Note 3 of the Notes to Condensed Unaudited Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in the Company’s Annual Report on Form 10-K filed on December 18, 2019.

Item 4. Controls and Procedures.

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2020.

During the quarter ended January 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in 2019 Annual Report on Form 10-K for the fiscal year ended October 31, 2019, other than as follows:

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

We purchase a significant number of components from domestic suppliers. To the extent tariffs increase the price of imported products, the industry may move more component orders to domestic suppliers, which could strain the capacity of our suppliers, putting the normal, uninterrupted supply of components at risk. In addition, our suppliers may experience operational delays or disruptions, including as a result of the outbreak of epidemics or other public health crises, which could in turn affect our manufacturing processes and sales. For example, we have experienced delays in the supply of certain components for our vehicles as a result of the ongoing outbreak of a novel coronavirus (COVID-19) in China and the restrictive measures put in place in response to the outbreak. Should these delays continue, or should our supply of such components be interrupted, our business and results of operations may be adversely affected. Additionally, certain important components that we use in our vehicles, such as engines and transmissions, are produced by a limited number of qualified suppliers or we may have a single supplier sourcing a specific component, and any disruption in their supply of such components to us would have a negative impact on our business.

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

Although the amount of our sales and costs denominated in foreign currencies is not currently significant, we may increase our international operations in the future, which would increase our exposure to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws and social, political and economic instability and the widespread outbreak of infectious diseases, including the ongoing coronavirus outbreak in China and other countries as a result of our joint venture with China’s Chery Holding Group, under which we intend to sell specialty vehicles in China and internationally through Chery’s existing distribution network. In particular, changes in currency values could also impact the level of foreign competition in our domestic market as international products become more or less costly due to the relationship of the U.S. Dollar to other currencies. Currency exchange rates have fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

Item 6. Exhibits.

Exhibit Number	Description

10.1*

First Amendment to Revolving Credit and Guaranty Agreement, dated as of June 22, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Ally Bank and BMO Harris Bank N.A., as Co-Collateral Agents, and certain other lenders and agents party thereto.

10.2*

Second Amendment to Revolving Credit and Guaranty Agreement, dated as of January 31, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Ally Bank and BMO Harris Bank N.A., as Co-Collateral Agents, and certain other lenders and agents party thereto.

10.3*

First Amendment to Term Loan and Guaranty Agreement, dated as of June 22, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto.

10.4*

Second Amendment to Term Loan and Guaranty Agreement, dated as of September 24, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto.

10.5*

Third Amendment to Term Loan and Guaranty Agreement, dated as of October 18, 2019, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto.

10.6*

Fourth Amendment to Term Loan and Guaranty Agreement, dated as of January 31, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto.

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

REV GROUP, INC.

Date: March 4, 2020	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer

Date: March 4, 2020	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer