Form 10-Q
period 2020-04-30
REV Group, Inc.
filed 2020-06-08
CIK 1687221

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of June 5, 2020, the registrant had 63,406,129 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities and the overall impact of the novel coronavirus, known as "COVID-19", pandemic on the Company’s business, results of operations and financial condition. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section in our filings with the U.S. Securities and Exchange Commission (“SEC”). We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

		(Audited)
	April 30, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$21.5	$3.3
Accounts receivable, net	217.2	253.5
Inventories, net	594.0	513.4
Other current assets	37.9	19.4
Assets held for sale	53.2	19.5
Total current assets	923.8	809.1
Property, plant and equipment, net	192.7	201.7
Goodwill	157.3	159.8
Intangible assets, net	145.2	159.9
Right of use assets	27.9	—
Other long-term assets	16.0	16.6
Total assets	$1,462.9	$1,347.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$3.6
Accounts payable	193.2	200.8
Customer advances	184.6	129.9
Accrued warranty	20.8	16.1
Short-term lease obligations	8.2	—
Liabilities held for sale	1.9	15.4
Other current liabilities	64.8	70.2
Total current liabilities	475.2	436.0
Long-term debt, less current maturities	440.8	376.6
Deferred income taxes	23.9	15.4
Long-term lease obligations	19.9	—
Other long-term liabilities	18.2	13.9
Total liabilities	978.0	841.9
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 63,397,526 and 62,217,486 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	494.2	490.8
Retained (deficit) earnings	(7.6)	15.8
Accumulated other comprehensive loss	(1.8)	(1.7)
Total REV's shareholders' equity	484.9	505.0
Non-controlling interest	—	0.2
Total shareholders' equity	484.9	505.2
Total liabilities and shareholders' equity	$1,462.9	$1,347.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net sales	$547.0	$615.0	$1,079.1	$1,133.7
Cost of sales	494.6	542.6	979.3	1,015.0
Gross profit	52.4	72.4	99.8	118.7
Operating expenses:
Selling, general and administrative	54.9	48.6	100.9	96.3
Research and development costs	1.5	1.2	2.7	2.5
Amortization of intangible assets	3.4	4.6	7.4	9.3
Restructuring	6.1	1.8	6.7	2.9
Impairment charges	—	0.1	—	2.8
Total operating expenses	65.9	56.3	117.7	113.8
Operating (loss) income	(13.5)	16.1	(17.9)	4.9
Interest expense, net	7.3	8.0	14.6	15.8
Loss on sale of business	8.8	—	8.8	—
Gain on acquisition of business	(11.9)	—	(11.9)	—
(Loss) income before (benefit) provision for income taxes	(17.7)	8.1	(29.4)	(10.9)
(Benefit) provision for income taxes	(10.1)	2.5	(12.7)	(1.9)
Net (loss) income	$(7.6)	$5.6	$(16.7)	$(9.0)

Other comprehensive loss, net of tax	(0.1)	(0.2)	(0.1)	(0.2)
Comprehensive (loss) income	$(7.7)	$5.4	$(16.8)	$(9.2)

(Loss) income per common share:
Basic	$(0.12)	$0.09	$(0.27)	$(0.14)
Diluted	$(0.12)	$0.09	$(0.27)	$(0.14)
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16.7)	$(9.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21.7	23.8
Amortization of debt issuance costs	1.2	1.0
Stock-based compensation expense	5.5	4.8
Deferred income taxes	4.6	3.3
Gain on sale of assets	(0.5)	(1.4)
Impairment charges	—	2.8
Loss on sale of business	8.8	—
Gain on acquisition of business	(11.9)	—
Changes in operating assets and liabilities, net	9.3	(64.5)
Net cash provided by (used in) operating activities	22.0	(39.2)
Cash flows from investing activities:
Purchase of property, plant and equipment	(7.7)	(9.4)
Purchase of rental and used vehicles	(2.8)	(3.0)
Proceeds from sale of assets	4.8	17.1
Proceeds from sale of business	2.0	—
Acquisition of business	(54.8)	—
Net cash (used in) provided by investing activities	(58.5)	4.7
Cash flows from financing activities:
Net proceeds (repayments) from borrowings under April 2017 ABL Facility	64.7	(9.0)
Net proceeds from borrowings of Term Loan	—	49.2
Payment of dividends	(6.3)	(6.3)
Repurchase and retirement of common stock	—	(5.3)
Other financing activities	(3.7)	0.5
Net cash provided by financing activities	54.7	29.1
Net increase (decrease) in cash and cash equivalents	18.2	(5.4)
Cash and cash equivalents, beginning of period	3.3	11.9
Cash and cash equivalents, end of period	$21.5	$6.5

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$14.9	$15.6
Income taxes, net of refunds	$0.2	$(8.0)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions)

	Common Stock		Additional Paid-in	Retained	Non-controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings (Deficit)	Interest	Loss	Equity
Balance, October 31, 2019	$0.1	62,217,486 Sh.	$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss				(9.4)			(9.4)
Sale of business					(0.2)		(0.2)
Other comprehensive loss, net of tax						—	—
Stock-based compensation expense			2.6				2.6
Exercise of common stock options	—	102,000 Sh.	0.8				0.8
Vesting of restricted and performance stock, net of employee tax withholdings	—	360,986 Sh.	—				—
Dividends declared on common stock				(3.1)			(3.1)
Balance, January 31, 2020	$0.1	62,680,472 Sh.	$494.2	$3.3	$—	$(1.7)	$495.9
Net loss				(7.6)			(7.6)
Other comprehensive loss, net of tax						(0.1)	(0.1)
Stock-based compensation expense			2.9				2.9
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	717,054 Sh.	(1.2)				(1.2)
Reclassification of liability awards			(1.7)				(1.7)
Dividends declared on common stock				(3.3)			(3.3)
Balance, April 30, 2020	$0.1	63,397,526 Sh.	$494.2	$(7.6)	$—	$(1.8)	$484.9

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Loss	Equity
Balance, October 31, 2018	$0.1	62,683,808 Sh.		$492.1	$40.6	$(1.4)	$531.4
Net loss					(14.6)		(14.6)
Other comprehensive income (loss), net of tax						—	—
Stock-based compensation expense				1.4			1.4
Exercise of common stock options	—	20,000 Sh.		0.1			0.1
Vesting of restricted and performance stock, net of employee tax withholdings	—	94,237 Sh.		—			—
Dividends declared on common stock					(3.2)		(3.2)
Balance, January 31, 2019	$0.1	62,798,045 Sh.		$493.6	$22.8	$(1.4)	$515.1
Net income					5.6		5.6
Other comprehensive income (loss), net of tax						(0.2)	(0.2)
Stock-based compensation expense				2.9			2.9
Exercise of common stock options	—	54,000 Sh.		0.4			0.4
Vesting of restricted and performance stock, net of employee tax withholdings	—	40,828 Sh.		—			—
Dividends declared on common stock					(3.2)		(3.2)
Repurchase and retirement of common stock		(495,475 Sh.	)	(5.3)			(5.3)
Balance, April 30, 2019	$0.1	62,397,398 Sh.		$491.6	$25.2	$(1.6)	$515.3

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.3% of REV Group’s voting equity as of April 30, 2020. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended April 30, 2020 and April 30, 2019, the Company reimbursed expenses of its primary equity holder in the amount of $0 million and $0.1 million, respectively. During the six months ended April 30, 2020 and April 30, 2019, the Company reimbursed expenses of its primary equity holder in the amount of $0.1 million and $0.6 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from certain members of management. Rent expense under these arrangements totaled $0.1 million and $0.5 million for the three months ended April 30, 2020, and April 30, 2019, respectively. Rent expense under these arrangements totaled $0.6 million and $1.0 million for the six months ended April 30, 2020, and April 30, 2019, respectively.

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

Subsequent Events

On May 8, 2020, the Company completed the sale of its two shuttle bus businesses. Refer to Note 8, Divestiture Activities, for further details.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended April 30, 2020 and April 30, 2019, the Company recognized $26.2 million and $30.4 million, respectively, of revenue that was included in the customer advance balances as of October 31, 2019 and October 31, 2018, respectively. During the six months ended April 30, 2020 and April 30, 2019, the Company recognized $80.6 million and $74.0 million, respectively, of revenue that was included in the customer advance balances as of October 31, 2019 and October 31, 2018, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

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

During the three and six months ended April 30, 2020, the Company recognized total operating lease costs of approximately $2.5 million and $4.8 million, respectively, and paid cash of $2.3 million for amounts included in the measurement of lease liabilities.

At April 30, 2020, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining six months of fiscal year 2020	$4.7
2021	8.6
2022	6.9
2023	4.2
2024	2.4
Thereafter	3.8
Total undiscounted lease payments	30.6
Less: imputed interest	(2.5)
Total lease liabilities	$28.1

As of April 30, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.8 years and 5.0%, respectively.

As of October 31, 2019, future minimum operating lease payments (under ASC 840) summarized by fiscal year were as follows:

2020	$8.5
2021	7.5
2022	5.8
2023	3.3
2024	1.5
Thereafter	0.1

Note 4. Acquisition

Spartan Emergency Response

On February 1, 2020, the Company acquired substantially all of the assets and liabilities of Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from Spartan Motors, Inc. (NASDAQ: SPAR). Spartan ER is reported as part of the Fire & Emergency segment. The acquisition increases the Company’s market share in several key product categories and provides access to several new large municipalities and regional markets. The purchase price for Spartan ER was $54.8 million, subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL credit facility. The preliminary purchase price allocation resulted in a gain of $11.9 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Operations for the three and six months ended April 30, 2020. Prior to recognizing the gain, the Company reassessed the measurement and recognition of identifiable assets acquired, and liabilities assumed and concluded that the valuation procedures and resulting preliminary measures were appropriate. The Company believes that its ability to negotiate a purchase price lower than the fair market value of the acquired net assets was due to the limited number of strategic buyers that exist in this specific market and the desire of the sellers to exit the business on an accelerated basis. The Company incurred acquisition related costs of $1.3 million, which are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations for the three and six months ended April 30, 2020.

As of April 30, 2020, the fair value of the acquired assets, liabilities and gain on acquisition of business, is provisional pending receipt of the final valuation report from a third-party valuation firm.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Spartan ER:

Assets:
Accounts receivable, net	$30.9
Inventories, net	77.7
Other current assets	2.4
Property, plant and equipment	15.2
Right of use assets	6.0
Total assets acquired	132.2
Liabilities:
Accounts payable	5.0
Customer advances	32.8
Accrued warranty	0.7
Other current liabilities	7.1
Short-term lease obligations	0.8
Deferred income taxes	3.9
Long-term lease obligations	5.4
Other long-term liabilities	9.8
Total liabilities assumed	65.5
Net assets acquired	66.7
Consideration paid	54.8
Gain on acquisition of business	$(11.9)

Net sales and operating income attributable to Spartan ER were $62.6 million and $1.0 million for the three and six months ended April 30, 2020. In connection with the acquisition, Spartan ER changed its method for recognizing revenue from over-time to point-in-time to align with the Company. The Company determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because records of certain sales transactions are no longer available for all prior periods. Accordingly, the supplemental proforma disclosures required by ASC 805 have been omitted.

Note 5. Inventories

Inventories, net of reserves, consisted of the following:

	April 30, 2020	October 31, 2019
Chassis	$45.3	$44.9
Raw materials	207.5	198.1
Work in process	263.0	200.8
Finished products	89.9	79.6
	605.7	523.4
Less: reserves	(11.7)	(10.0)
Total inventories, net	$594.0	$513.4

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2020	October 31, 2019
Land & land improvements	$26.1	$24.2
Buildings & improvements	104.6	107.6
Machinery & equipment	94.3	93.1
Rental & used vehicles	21.4	24.4
Computer hardware & software	54.9	58.1
Office furniture & fixtures	5.9	5.8
Construction in process	9.7	11.4
	316.9	324.6
Less: accumulated depreciation	(124.2)	(122.9)
Total property, plant and equipment, net	$192.7	$201.7

Depreciation expense was $7.5 million and $7.0 million for the three months ended April 30, 2020, and April 30, 2019, respectively, and $14.3 million and $14.5 million for the six months ended April 30, 2020, and April 30, 2019, respectively.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	April 30, 2020	October 31, 2019
Fire & Emergency	$88.6	$88.6
Commercial	26.2	28.7
Recreation	42.5	42.5
Total goodwill	$157.3	$159.8

The change in the net carrying value amount of goodwill consisted of the following:

	Six Months Ended April 30,
	2020	2019
Balance at beginning of period	$159.8	$161.8
Activity during the period:
Acquisitions	—	(2.0)
Divestitures	(2.5)	—
Balance at end of period	$157.3	$159.8

Intangible assets (excluding goodwill) consisted of the following:

	April 30, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$69.8	$(35.3)	$34.5
Non-compete agreements	5.0	2.0	(1.5)	0.5
Trade names	7.0	1.3	(1.2)	0.1
		73.1	(38.0)	35.1
Indefinite-lived trade names		110.1	—	110.1
Total intangible assets, net		$183.2	$(38.0)	$145.2

	October 31, 2019
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$(84.0)	$42.7
Order backlog	1.0	6.7	(6.7)	—
Non-compete agreements	5.0	2.0	(1.3)	0.7
Trade names	7.0	3.5	(3.0)	0.5
Technology-related	7.0	0.9	(0.8)	0.1
		139.8	(95.8)	44.0
Indefinite-lived trade names		115.9	—	115.9
Total intangible assets, net		$255.7	$(95.8)	$159.9

Amortization expense was $3.4 million and $4.6 million for the three months ended April 30, 2020, and April 30, 2019, respectively, and $7.4 and $9.3 million for the six months ended April 30, 2020, and April 30, 2019, respectively. As of April 30, 2020, we wrote off fully amortized intangible assets and the related accumulated amortization.

Note 8. Divestiture Activities

In the first quarter of fiscal year 2019, the Company completed the sale of its mobility van business, Revability, with annual sales of approximately $40 million. In the second quarter of fiscal year 2019, the Company completed the sale of a Regional Technical Center (“RTC”) for net cash proceeds of $11.4 million. In connection with this sale, the Company recognized a gain on sale of $1.2 million.

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received cash proceeds of $1.1 million in the first quarter of fiscal year 2020, and the remaining $0.9 million in the second quarter of fiscal year 2020.

Effective May 8, 2020, and in connection with a strategic review of the product portfolio, the Company completed the sale of its shuttle bus businesses for approximately $49.0 million in cash. The Company retained accounts payable and accounts receivable; in addition, the parts inventory will be transferred at a later date. These items are expected to result in an additional $5.0 million in cash. The Company used the proceeds from the disposition to reduce outstanding borrowings. The shuttle bus businesses are reported as part of the Commercial segment.

The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of April 30, 2020. The carrying value of the assets held for sale was greater than the fair value, less costs to sell, resulting in a loss of $8.8 million, which is included in the Condensed Unaudited Consolidated Statement of Operations for the three and six months ended April 30, 2020. The loss included $2.5 million related to goodwill that was allocated to the shuttle bus businesses and the costs to sell of $1.8 million.

As of April 30, 2020, assets and liabilities held for sale consisted of the following balances related to the sale of the shuttle bus businesses: inventories, net—$30.5 million, property, plant and equipment, net—$14.8 million, intangible assets, net—$7.4 million, other current and long-term assets—$0.5 million, other current and long-term liabilities—$1.9 million.

As of October 31, 2019, assets and liabilities held for sale consisted of the following balances related to the sale of REV Coach: property, plant and equipment, net—$0.2 million, inventories, net—$14.0 million, accounts receivable, net—$0.4 million, other current and long-term assets—$4.9 million, accounts payable—$11.7 million and other current and long-term liabilities—$3.7 million.

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	April 30, 2020	October 31, 2019
April 2017 ABL facility	$275.0	$210.0
Term Loan, net of debt issuance costs ($2.3 and $2.2)	167.5	170.2
	442.5	380.2
Less: current maturities	(1.7)	(3.6)
Long-term debt, less current maturities	$440.8	$376.6

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

Revolving Loans under the April 2017 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0%), subject to adjustment based on utilization in accordance with the ABL Agreement. The weighted-average interest rate on borrowings outstanding under the April 2017 ABL Facility was 2.50% as of April 30, 2020. Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of April 30, 2020. As of April 30, 2020, the Company’s availability under the April 2017 ABL Facility was $214.6 million.

The fair value of the April 2017 ABL Facility approximated book value at both April 30, 2020 and October 31, 2019.

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

•

On April 29, 2020, the Company amended the term loan agreement to eliminate the maximum leverage ratio covenant and replace it with a fixed charge coverage ratio test with a minimum ratio of 1.25 to 1.00. The fixed charge coverage ratio covenant will remain in effect through of the fourth quarter of fiscal year 2020. The maximum leverage ratio covenant will be reinstated at 5.25 to 1.00 starting in the first quarter of fiscal year 2021 and decline by 25 basis points each subsequent quarter, to a final level of 4.25 to 1.00 in first quarter of fiscal 2022. The applicable interest rate margins increased by 75 basis points corresponding with the amendment. The Company incurred $0.2 million of debt issuance costs related to the amendment.

Applicable interest rate margins for the Term Loan are 3.25% for base rate loans and 4.25% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%) as a result of the April 29, 2020 Term Loan amendment. Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan was 4.50% as of April 30, 2020.

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

The Company was in compliance with all financial covenants under the Term Loan as of April 30, 2020.

The fair value of the Term Loan approximated book value at both April 30, 2020 and October 31, 2019.

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

Changes in the Company’s warranty liability consisted of the following:

	Six Months Ended April 30,
	2020	2019
Balance at beginning of period	$22.6	$30.8
Warranty provisions	14.8	9.2
Settlements made	(14.0)	(14.9)
Warranties for current year acquisition	10.2	—
Divestiture adjustments	(0.6)	—
Changes in liability of pre-existing warranties	(0.6)	(0.6)
Balance at end of period	$32.4	$24.5

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	April 30, 2020	October 31, 2019
Current liabilities	$20.8	$16.1
Other long-term liabilities	11.6	6.5
Total warranty liability	$32.4	$22.6

Note 11. Stock Repurchase Program

On March 20, 2018 the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018 the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during the three and six months ended April 30, 2020. As of April 30, 2020, the Company had $38.3 million of authorization remaining under this program. The Company is no longer permitted to repurchase stock under the provisions of our Term Loan, as amended on April 29, 2020, from the date of the amendment through the maturity of the Term Loan Agreement.

Note 12. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and six months ended April 30, 2020 and April 30, 2019:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Basic weighted-average common shares outstanding	63,108,468	62,957,854	62,941,904	62,994,738
Dilutive stock options	—	169,913	—	—
Dilutive restricted stock units	—	219,847	—	—
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	63,108,468	63,347,614	62,941,904	62,994,738

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and six months ended April 30, 2020 and April 30, 2019:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Anti-dilutive stock options	651,600	172,951	779,600	988,551
Anti-dilutive restricted stock units	2,724,840	497,925	2,905,823	1,750,723
Anti-dilutive performance stock units	—	18,408	—	18,408
Anti-dilutive common stock equivalents	3,376,440	689,284	3,685,423	2,757,682

Note 13. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $10.1 million for the three months ended April 30, 2020, or 56.1% of pre-tax loss, compared to $2.5 million of expense, or 30.8% of pre-tax income, for the three months ended April 30, 2019. Results for the three months ended April 30, 2020 were favorably impacted by $5.7 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER. Results for the three months ended April 30, 2019 were unfavorably impacted by $0.4 million of net discrete tax expenses related to share-based compensation tax deductions.

The Company recorded income tax benefit of $12.7 million for the six months ended April 30, 2020, or 42.5% of pre-tax loss, compared to $1.9 million, or 17.8% of pre-tax loss, for the six months ended April 30, 2019. Results for the six months ended April 30, 2020 were favorably impacted by $5.4 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER. Results for the six months ended April 30, 2019 were unfavorably impacted by $0.8 million of net discrete expenses primarily related to stock-based compensation tax deductions.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency economic stimulus package that includes spending and tax benefits to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, allowing for net operating loss carrybacks for certain past and future losses, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company evaluated the impact of the CARES Act during the quarter and recorded an expected tax benefit of $3.5 million for the carryback the fiscal year 2018 federal net operating loss. As the Company is carrying the losses back to years beginning before January 1, 2018, the tax benefit of $3.5 million is a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

The Company periodically evaluates its valuation allowance requirements as facts and circumstances change and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three and six months ended April 30, 2020, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.7 million as of April 30, 2020 and $2.6 million as of October 31, 2019. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets for the period ended April 30, 2020. During the next twelve months, it is reasonably possible that $0.4 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2020, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 14. Commitments and Contingencies

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	April 30, 2020	October 31, 2019
Performance, bid and specialty bonds	$340.0	$229.9
Open standby letters of credit	10.4	14.3
Total	$350.4	$244.2

The increase in performance, bid and specialty bonds is attributable to municipal contracts within our Commercial segment and customer contracts related to Spartan ER.

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $36.0 million and $48.6 million as of April 30, 2020 and October 31, 2019, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $199.6 million and $212.5 million as of April 30, 2020, and October 31, 2019, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at April 30, 2020 and October 31, 2019 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $23.7 million and $25.5 million at April 30, 2020 and October 31, 2019, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also names certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions have alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. The consolidated state action is currently stayed in favor of the consolidated federal action.

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

Note 15. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes KME, E-One, Ferrara, Spartan ER, American Emergency Vehicles, Leader Emergency Vehicles, Horton Emergency Vehicles, REV Ambulance Orlando and REV Brazil. These business units manufacture and market commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

Commercial: This segment includes Collins Bus, Champion Bus, ENC, ElDorado National (Kansas), Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses, as well as shuttle buses used for churches, transit authorities, hotels and resorts, retirement centers and other similar uses. Champion Bus, ENC and ElDorado National (Kansas) manufacture, market and distribute shuttle buses, transit buses, airport car rental and hotel/motel shuttles, tour and charter operations and other uses under several well-established brand names. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets. On May 8, 2020, the Company sold its shuttle bus businesses. Refer to Note 8, Divestiture Activities, for further details.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended April 30, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$289.3	$143.2	$114.0	$0.5	$547.0
Depreciation and amortization	$3.6	$1.9	$3.3	$2.1	$10.9
Capital expenditures	$2.3	$0.8	$0.6	$0.8	$4.5
Total assets	$796.6	$250.5	$289.8	$126.0	$1,462.9
Adjusted EBITDA	$10.2	$8.0	$(1.1)	$(9.5)

	Three Months Ended April 30, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$247.1	$170.0	$199.7	$(1.8)	$615.0
Depreciation and amortization	$3.5	$2.1	$4.3	$1.7	$11.6
Capital expenditures	$1.8	$1.1	$1.0	$(0.8)	$3.1
Total assets	$627.2	$322.3	$356.6	$107.2	$1,413.3
Adjusted EBITDA	$15.1	$14.7	$17.3	$(11.0)

	Six Months Ended April 30, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$495.8	$301.3	$280.9	$1.1	$1,079.1
Depreciation and amortization	$7.1	$3.7	$6.9	$4.0	$21.7
Capital expenditures	$4.0	$1.4	$1.4	$0.9	$7.7
Total assets	$796.6	$250.5	$289.8	$126.0	$1,462.9
Adjusted EBITDA	$12.1	$17.9	$5.9	$(17.5)

	Six Months Ended April 30, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$451.2	$310.6	$375.9	$(4.0)	$1,133.7
Depreciation and amortization	$7.0	$4.7	$8.3	$3.8	$23.8
Capital expenditures	$3.2	$1.7	$2.4	$2.1	$9.4
Total assets	$627.2	$322.3	$356.6	$107.2	$1,413.3
Adjusted EBITDA	$23.4	$19.7	$26.5	$(21.2)

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

Provided below is a reconciliation of segment Adjusted EBITDA to net (loss) income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Fire & Emergency Adjusted EBITDA	$10.2	$15.1	$12.1	$23.4
Commercial Adjusted EBITDA	8.0	14.7	17.9	19.7
Recreation Adjusted EBITDA	(1.1)	17.3	5.9	26.5
Corporate and Other Adjusted EBITDA	(9.5)	(11.0)	(17.5)	(21.2)
Depreciation and amortization	(10.9)	(11.6)	(21.7)	(23.8)
Interest expense, net	(7.3)	(8.0)	(14.6)	(15.8)
Benefit (provision) for income taxes	10.1	(2.5)	12.7	1.9
Transaction expenses	(0.9)	—	(2.0)	(0.2)
Sponsor expense reimbursement	—	(0.1)	(0.1)	(0.6)
Restructuring costs	(6.1)	(1.8)	(6.7)	(2.9)
Stock-based compensation expense	(2.9)	(3.4)	(5.5)	(4.8)
Legal matters	(1.4)	(2.4)	(1.5)	(4.5)
Loss on sale of business	(8.8)	—	(8.8)	—
Gain on acquisition of business	11.9	—	11.9	—
Impairment charges	—	(0.1)	—	(2.8)
Earnings (losses) attributable to assets held for sale	1.1	—	1.3	(1.7)
Deferred purchase price payment	—	(0.6)	(0.1)	(2.2)
Net (loss) income	$(7.6)	$5.6	$(16.7)	$(9.0)

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

Overview

REV is a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 69% of our net sales during the second quarter of fiscal year 2020 came from products where we believe we hold such share positions.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – Our Fire & Emergency segment sells fire apparatus equipment under the Emergency One (E-ONE), Kovatch Mobile Equipment (KME), Ferrara, Spartan, Smeal and Ladder Tower brands, and ambulances under the American Emergency Vehicles (AEV), Horton Emergency Vehicles (HEV), Leader Emergency Vehicles (LEV), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance typically favored for non-emergency patient transportation), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and small tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line. On February 1, 2020, the Company acquired Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market.

Commercial – Our Commercial segment serves the bus market through the following principal brands: Collins Bus, Goshen Coach, ENC, ElDorado National, Federal Coach, Champion and World Trans. We serve the terminal truck market through the Capacity brand and the sweeper market through the Lay-Mor brand. We are a leading producer of small- and medium-sized buses, Type A school buses, transit buses, terminal trucks and street sweepers in the United States. Our products in the Commercial segment include cut-away buses (customized body built on various types and sizes of commercial chassis), transit buses (large municipal buses where we build our own chassis and body), luxury buses (bus-style limo or high-end luxury conversions), Type A school buses (small school bus built on commercial chassis), street sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses or intermodal yards and ports). Within each market segment, we produce many customized configurations to address the diverse needs of our customers. On May 8, 2020, the Company sold its shuttle bus businesses. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

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

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, the Company is susceptible to supply chain disruptions resulting from the impact of tariffs and global macro-economic factors (refer to “Impact of COVID-19” section below), which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

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

On February 1, 2020, the Company acquired Spartan ER, a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

On May 8, 2020, the Company sold its shuttle bus businesses. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Impact of COVID-19

During our second quarter of fiscal year 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The pandemic has triggered a significant downturn in global commerce and these challenging market conditions may continue for an extended period of time. As a result of the spread of COVID-19, we have also experienced disruption and delays in our supply chain, customer demand, and logistics challenges, including our customers’ ability to inspect and take delivery of vehicles.

Many of the vehicles and parts we supply are vital to serving communities across our nation. The Cybersecurity and Infrastructure Security Agency (CISA), which implements the Secretary of Homeland Security’s responsibilities, has designated our fire trucks, ambulances, transit and school buses and terminal trucks (representing roughly 70% of the vehicles we produce) as essential to the nation’s health and safety, and are critical to the emergency service and transportation infrastructure.

We have taken a number of precautionary steps to safeguard our employees and our business from the effects of the outbreak of COVID-19, including closing Recreation vehicle manufacturing locations for 3-6 weeks and shuttle bus manufacturing locations for 2 weeks, substantially limiting the presence of personnel in our offices and manufacturing locations, implementing travel restrictions and withdrawing from various industry events. We have requested that office employees work from home and implemented business continuity plans in an effort to minimize further business disruption, protect our employees and operations. In addition, we have limited discretionary spending, furloughed salaried employees, deferred capital investments, suspended future quarterly dividends, replaced our Term Loan debt leverage ratio covenant with a fixed charge coverage ratio through fiscal 2020, and temporarily lowered the salaries of our leadership team.

While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be reliably estimated at this time.

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2020	2019	2020	2019
Net sales	$547.0	$615.0	$1,079.1	$1,133.7
Gross profit	52.4	72.4	99.8	118.7
Selling, general and administrative	54.9	48.6	100.9	96.3
Restructuring	6.1	1.8	6.7	2.9
Loss on sale of business	8.8	—	8.8	—
Gain on acquisition of business	(11.9)	—	(11.9)	—
(Benefit) provision for income taxes	(10.1)	2.5	(12.7)	(1.9)
Net (loss) income	(7.6)	5.6	(16.7)	(9.0)

Adjusted EBITDA	$7.6	$36.1	$18.4	$48.4
Adjusted Net (Loss) Income	$(5.8)	$15.2	$(8.8)	$12.3

Net Sales. Consolidated net sales were $547.0 million for the three months ended April 30, 2020, a decrease of $68.0 million, or 11.1%, from $615.0 million for the three months ended April 30, 2019. Net sales for the quarter included $62.6 million of revenue attributable to Spartan ER which was acquired on February 1, 2020. Excluding the impact of Spartan ER, net sales decreased by $130.6 million, or 21.2% compared to the prior year period. Organic sales volume decreased across all segments with the most significant impact in the Recreation segment and the shuttle bus businesses within the Commercial segment as production was temporarily shut down during the months of March and April in response to the COVID-19 Stay-At-Home orders, but also was indirectly affected due to the fact that travel restrictions, imposed by our customers driven by reaction to the pandemic, resulted in delays in inspection and delivery of some vehicles during the quarter.

Consolidated net sales were $1,079.1 million for the six months ended April 30, 2020, a decrease of $54.6 million, or 4.8%, from $1,133.7 million for the six months ended April 30, 2019. Net sales for the six months ended April 30, 2020, included $62.6 million of revenue attributable to Spartan ER acquired on February 1, 2020. Excluding the impact of Spartan ER, net sales decreased by $117.2 million, or 10.3% compared to the prior year period. The decrease in net sales was primarily due to a decrease in volume of shipments during the second quarter of fiscal year 2020 due to the impacts from COVID-19 and the temporary shutdowns of the Recreation and shuttle bus businesses.

Gross Profit. Consolidated gross profit was $52.4 million for the three months ended April 30, 2020, compared to $72.4 million for the three months ended April 30, 2019. Consolidated gross profit, as a percentage of consolidated net sales, was 9.6% for the three months ended April 30, 2020, a decrease compared to 11.8% for the three months ended April 30, 2019. The decrease was primarily due to a decrease in sales volumes due to the impacts from COVID-19 and the related period costs from under absorbed manufacturing facilities in our Recreation segment and, to a lesser extent, in our Commercial and Fire & Emergency segments, partially offset by the gross profit contribution from Spartan ER.

Consolidated gross profit was $99.8 million for the six months ended April 30, 2020, compared to $118.7 million for the six months ended April 30, 2019. Consolidated gross profit, as a percentage of consolidated net sales, was 9.3% for the six months ended April 30, 2020, a decrease compared to 10.5% for the six months ended April 30, 2019. The decrease was primarily due to the volume decrease in the second quarter related to the impacts of COVID-19 partially offset by the gross profit contribution from Spartan ER.

Selling, General and Administrative. Consolidated selling, general and administrative (“SG&A”) costs were $54.9 million for the three months ended April 30, 2020, an increase of $6.3 million, or 13.0%, from consolidated SG&A costs of $48.6 million for the three months ended April 30, 2019. Consolidated SG&A costs were $100.9 million for the three months ended April 30, 2020, an increase of $4.6 million, or 4.8%, from consolidated SG&A costs of $96.3 million for the three months ended April 30, 2019. The increase SG&A costs was primarily due to the acquisition of Spartan ER and higher transaction costs.

Restructuring. Consolidated restructuring costs were $6.1 million for the three months ended April 30, 2020, compared to $1.8 million for the three months ended April 30, 2019. Consolidated restructuring costs were $6.7 million for the six months ended April 30, 2020, compared to $2.9 million for the six months ended April 30, 2019. The increase in restructuring costs for the three and six months ended April 30, 2020, is primarily related to leadership changes, such as a change in CEO, and headcount reductions in Corporate and the Fire division, as well as lease termination costs related to the closure of a Spartan ER facility.

Loss on Sale of Business. Effective May 8, 2020, we completed the sale of our shuttle bus businesses for approximately $49.0 million in cash. As a result, we recorded a loss on sale of $8.8 million during the three months ended April 30, 2020. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Gain on Acquisition of Business. During the second quarter of fiscal year 2020, we recorded the preliminary purchase accounting for the acquisition of Spartan ER, which resulted in a gain on acquisition of $11.9 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(Benefit) Provision for Income Taxes. Consolidated income tax benefit of $10.1 million for the three months ended April 30, 2020, or 56.1% of pre-tax loss, compared to $2.5 million of expense, or 30.8% of pre-tax income, for the three months ended April 30, 2019. Results for the three months ended April 30, 2020 were favorably impacted by $5.7 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER. Results for the three months ended April 30, 2019 were unfavorably impacted by $0.4 million of net discrete tax expenses related to stock-based compensation tax deductions.

Consolidated income tax benefit of $12.7 million for the six months ended April 30, 2020, or 42.5% of pre-tax loss, compared to $1.9 million, or 17.8% of pre-tax loss, for the six months ended April 30, 2019. Results for the six months ended April 30, 2020 were favorably impacted by $5.4 million of net discrete tax benefit primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on acquisition of Spartan ER. Results for the six months ended April 30, 2019 were unfavorably impacted by $0.8 million of net discrete expenses primarily related to share-based compensation tax deductions.

Net (Loss) Income. Consolidated net loss was $7.6 million for the three months ended April 30, 2020, a decrease of $13.2 million, or 235.7%, from consolidated net income of $5.6 million for the three months ended April 30, 2019. The decrease was primarily due to the decrease in operating income, the loss on the sale of the shuttle bus businesses, partially offset by the gain on acquisition of Spartan ER, lower interest expense and lower income tax expense.

Consolidated net loss was $16.7 million for the six months ended April 30, 2020, an increase of $7.7 million, or 85.6%, from $9.0 million for the six months ended April 30, 2019. The increase in loss was primarily due to the decrease in operating income and the loss on the sale of the shuttle bus businesses, partially offset by the gain on acquisition of Spartan ER.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net (Loss) Income to Adjusted EBITDA tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2020	2019	2020	2019
Net sales	$289.3	$247.1	$495.8	$451.2
Adjusted EBITDA	10.2	15.1	12.1	23.4
Adjusted EBITDA % of net sales	3.5%	6.1%	2.4%	5.2%

Fire & Emergency segment net sales were $289.3 million for the three months ended April 30, 2020, an increase of $42.2 million, or 17.1%, from $247.1 million for the three months ended April 30, 2019. The increase in net sales compared to the prior year period was primarily due to net sales of Spartan ER, which was acquired on February 1, 2020. Excluding the impact of Spartan ER, net sales decreased by $20.4 million, or 8.3% compared to the prior year period. The decrease in sales was largely attributable to the impacts from COVID-19 which caused higher absentee rates at our plants resulting in reduced throughput. Travel restrictions during the quarter impacted some customers’ ability to inspect and take delivery of units, partially offset by favorable pricing on fire trucks. Our fire truck plants in Pennsylvania and Louisiana and our ambulance plant in Florida experienced higher absentee rates than our other Fire & Emergency plants.

Fire & Emergency segment net sales were $495.8 million for the six months ended April 30, 2020, an increase of $44.6 million, or 9.9%, from $451.2 million for the six months ended April 30, 2019. The increase in net sales compared to the prior year period was primarily due to the net sales of Spartan ER, which was acquired on February 1, 2020. Excluding the impact of Spartan ER, Fire & Emergency net sales decreased by $18.0 million, or 4.0% compared to the prior year period. The decrease in sales was largely attributable to the impacts from COVID-19 which affected second quarter shipments, partially offset by higher pricing on fire trucks and increased volume at our largest fire plant.

Fire & Emergency segment Adjusted EBITDA was $10.2 million for the three months ended April 30, 2020, a decrease of $4.9 million, or 32.5%, from $15.1 million for the three months ended April 30, 2019. Spartan ER contributed $3.4 million of Adjusted EBITDA during the second quarter of fiscal year 2020. Excluding the impact of Spartan ER, Fire & Emergency Adjusted EBITDA decreased by $8.3 million, or 55.0% compared to the prior year period. Second quarter profitability in the Fire & Emergency segment was negatively impacted by volume of shipments of fire trucks and related under absorption of plant costs, partially offset by higher pricing on fire trucks and improved profitability at our largest Fire and two largest Ambulance businesses.

Fire & Emergency segment Adjusted EBITDA was $12.1 million for the six months ended April 30, 2020, a decrease of $11.3 million, or 48.3%, from $23.4 million for the six months ended April 30, 2019. Spartan ER contributed $3.4 million of Adjusted EBITDA during the second quarter of fiscal year 2020. Excluding the impact of Spartan ER, Fire & Emergency Adjusted EBITDA decreased by $14.7 million, or 62.8% compared to the prior year period. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to a decrease in the volume of fire truck shipments and the related under absorption of plant costs, partially offset by higher pricing on fire trucks, an increase in volume of fire truck shipments and improved profitability at our largest Fire and two largest Ambulance businesses.

Commercial Segment

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2020	2019	2020	2019
Net sales	$143.2	$170.0	$301.3	$310.6
Adjusted EBITDA	8.0	14.7	17.9	19.7
Adjusted EBITDA % of net sales	5.6%	8.6%	5.9%	6.3%

Commercial segment net sales were $143.2 million for the three months ended April 30, 2020, a decrease of $26.8 million, or 15.8%, from $170.0 million for the three months ended April 30, 2019. The decrease in net sales compared to the prior year period was primarily due to a decrease in volume associated with temporary plant closures primarily impacting our shuttle bus businesses and reductions in demand for school buses resulting from the impacts of COVID-19, partially offset by an increase in volume of transit bus shipments, and improved pricing on transit buses associated with our larger municipal transit bus orders.

Commercial segment net sales were $301.3 million for the six months ended April 30, 2020, a decrease of $9.3 million, or 3.0%, from $310.6 million for the six months ended April 30, 2019. The decrease in net sales compared to the prior year period was primarily due to the decreases in volumes associated with the impacts of COVID-19 and decreased volumes of terminal trucks, street sweepers and commercial buses. The decreases were partially offset by an increase in volume of transit bus shipments, and improved pricing on transit buses associated with our larger municipal transit bus orders.

Commercial segment Adjusted EBITDA was $8.0 million for the three months ended April 30, 2020, a decrease of $6.7 million, or 45.6%, from $14.7 million for the three months ended April 30, 2019. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to reduced volumes associated with the impacts of COVID-19 and the related under absorption at several manufacturing plants as well as the sale of the shuttle bus businesses, partially offset by increased sales of higher margin transit buses. Adjusted EBITDA results related to the shuttle bus businesses for the three months ended April 30, 2020 were not included in Commercial segment Adjusted EBITDA total due to being classified as held for sale as of April 30, 2020.

Commercial segment Adjusted EBITDA was $17.9 million for the six months ended April 30, 2020, a decrease of $1.8 million, or 9.1%, from $19.7 million for the six months ended April 30, 2019. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to reduced volumes associated with the impacts of COVID-19 and the related under absorption in our manufacturing plants, a decrease in volume of terminal trucks, street sweepers and school buses, as well as the sale of the shuttle bus businesses, partially offset by increased sales of higher margin transit buses and operational improvements. Adjusted EBITDA results related to the shuttle bus businesses for the six months ended April 30, 2020 were not included in Commercial segment Adjusted EBITDA total due to being classified as held for sale as of April 30, 2020.

Recreation Segment

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2020	2019	2020	2019
Net sales	$114.0	$199.7	$280.9	$375.9
Adjusted EBITDA	(1.1)	17.3	5.9	26.5
Adjusted EBITDA % of net sales	-1.0%	8.7%	2.1%	7.0%

Recreation segment net sales were $114.0 million for the three months ended April 30, 2020, a decrease of $85.7 million, or 42.9%, from $199.7 million for the three months ended April 30, 2019. The decrease in net sales compared to the prior year period was primarily due to the temporary shutdown of all Recreation businesses during the COVID-19 Stay-At-Home orders, partially offset by an increase in shipments of Class B RV’s.

Recreation segment net sales were $280.9 million for the six months ended April 30, 2020, a decrease of $95.0 million, or 25.3%, from $375.9 million for the six months ended April 30, 2019. The decrease in net sales compared to the prior year period was primarily due to a decrease in volumes related to COVID-19 Stay-At-Home orders during the second quarter of fiscal year 2020.

Recreation segment Adjusted EBITDA was a loss of $1.1 million for the three months ended April 30, 2020, a decrease of $18.4 million, or 106.4%, from $17.3 million for the three months ended April 30, 2019. The reduction in profitability was primarily due to lower shipments across most product categories due to the temporary shutdowns of all Recreation manufacturing plants during the COVID-19 Stay-At-Home orders, the related under-absorption at those manufacturing facilities and medical insurance costs for laid off and furloughed employees.

Recreation segment Adjusted EBITDA was $5.9 million for the six months ended April 30, 2020, a decrease of $20.6 million, or 77.7%, from $26.5 million for the six months ended April 30, 2019. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to lower shipments across most product categories due to the temporary shutdowns of all Recreation businesses during the COVID-19 Stay-At-Home orders.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

($ in millions)	April 30, 2020	January 31, 2020	April 30, 2019
Fire & Emergency	$1,111.7	$807.3	$786.5
Commercial	413.2	455.6	435.9
Recreation	122.9	158.3	169.0
Total Backlog	$1,647.8	$1,421.2	$1,391.4

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of April 30, 2020, our backlog was $1,647.8 million compared to $1,421.2 million as of January 31, 2020, and $1,391.4 million as of April 30, 2019, respectively. The increase in Fire & Emergency backlog was primarily due to the acquisition of Spartan ER. Excluding the impacts of Spartan ER, the increase in Fire & Emergency backlog was due to strong Ambulance order intake over the trailing twelve months. The decrease in Commercial backlog sequentially and year over year was primarily due to a decrease in terminal truck and shuttle bus orders, partially offset by an increase in orders for municipal transit bus units. The decrease in Recreation backlog sequentially and year over year was primarily the result of lower demand for non-motorized units, partially offset by an increase in orders for Class A motorhomes. Recreation backlog at April 30, 2020 was also negatively impacted by the closures of the Company’s RV dealers and a lack of incoming orders due to the COVID-19 Stay-At-Home orders.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, the improvement and expansion of existing manufacturing facilities, debt service payments and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our term loan and ABL credit facility.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to continue to incur as a public company. However, we cannot assure you that cash provided by operating activities and borrowings under the current revolving credit facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the current revolving credit facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations or may involve higher overall interest rates. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2020 and April 30, 2019:

	Six Months Ended April 30,
($ in millions)	2020	2019
Net cash provided by (used in) operating activities	$22.0	$(39.2)
Net cash (used in) provided by investing activities	(58.5)	4.7
Net cash provided by financing activities	54.7	29.1
Net increase (decrease) in cash and cash equivalents	$18.2	$(5.4)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2020 was $22.0 million, compared to net cash used in operating activities of $39.2 million for the six months ended April 30, 2019. The generation of positive cash from operating activities for the six months ended April 30, 2020, compared to the use of cash in the prior year period was related to improved net working capital efficiency and cash preservation measures due to the impact of the COVID-19 pandemic on the Company’s businesses and liquidity, partially offset by a decrease in net income.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended April 30, 2020 was $58.5 million, compared to net cash provided by investing activities of $4.7 million for the six months ended April 30, 2019. The increase in net cash used in investing activities for the six months ended April 30, 2020, compared to the prior year period, was due to the acquisition of Spartan ER on February 1, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2020 was $54.7 million, which primarily consisted of net borrowings to fund the acquisition of Spartan ER and to pay quarterly dividends. Net cash provided by financing activities for the six months ended April 30, 2019 was $29.1 million, which primarily consisted of net borrowings to fund working capital requirements, to repurchase the Company’s common stock and to pay quarterly dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the six months ended April 30, 2020, the Company paid cash dividends of $6.3 million. Our ability to pay dividends is limited under our Term Loan agreement, as amended on April 29, 2020. In order to pay dividends, the Company must have a leverage ratio, including the impact of the dividend, not to exceed 3.5 to 1.0. As a result, the Company announced the suspension of its quarterly dividend beginning the second quarter of fiscal year 2020 and will reassess at a future date.

Stock Repurchase Program

On March 20, 2018, the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018, the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program was executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program were retired and returned to authorized and unissued status. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during the three and six months ended April 30, 2020. The Company is no longer permitted to repurchase stock under the provisions of our Term Loan, as amended on April 29, 2020, from the date of the amendment through the maturity of the Term Loan Agreement.

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

On April 29, 2020, the Company amended the term loan agreement to eliminate the maximum leverage ratio covenant and replace it with a fixed charge coverage ratio test with a minimum ratio of 1.25 to 1.00. The fixed charge coverage ratio covenant will remain in effect through of the fourth quarter of fiscal year 2020. The maximum leverage ratio covenant will be reinstated at 5.25 to 1.00 starting in the first quarter of fiscal year 2021, and decline by 25 basis points each subsequent quarter, to a final level of 4.25 to 1.00 in first quarter of fiscal 2022. The applicable interest rate margins increased by 75 basis points corresponding with the amendment. The Company incurred $0.2 million of debt issuance costs related to the amendment.

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

The Term Loan Agreement contains certain financial covenants. The Company was in compliance with all financial covenants under the Term Loan as of April 30, 2020.

April 2017 ABL Facility

On April 25, 2017, we entered into a new $350.0 million revolving credit and guaranty agreement (the “April 2017 ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The April 2017 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $350.0 million. The total April 2017 ABL Facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The April 2017 ABL Facility expires on April 25, 2022.

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

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of April 30, 2020. As of April 30, 2020, our availability under the April 2017 ABL Facility was $214.6 million.

Refer to Note 9, Long-Term Debt, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

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

We believe Adjusted EBITDA and Adjusted Net Income are useful to investors because these performance measures are used by our management and the Company’s Board of Directors for measuring and reporting the Company’s financial performance and as a measurement in incentive compensation for management. These measures exclude the impact of certain items which we believe have less bearing on our core operating performance because they are items that are not needed or available to the Company’s managers in the daily activities of their businesses. We believe that the core operations of our business are those which can be affected by our management in a particular period through their resource allocation decisions that affect the underlying performance of our operations conducted during that period. We also believe that decisions utilizing Adjusted EBITDA and Adjusted Net Income allow for a more meaningful comparison of operating fundamentals between companies within our markets by eliminating the impact of capital structure and taxation differences between the companies.

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, income taxes and other items as described below. Stock-based compensation expense and sponsor expense reimbursement is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. The most directly comparable GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles Net (Loss) Income to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2020	2019	2020	2019
Net (loss) income	$(7.6)	$5.6	$(16.7)	$(9.0)
Depreciation and amortization	10.9	11.6	21.7	23.8
Interest expense, net	7.3	8.0	14.6	15.8
(Benefit) provision for income taxes	(10.1)	2.5	(12.7)	(1.9)
EBITDA	0.5	27.7	6.9	28.7
Transaction expenses(a)	0.9	—	2.0	0.2
Sponsor expense reimbursement(b)	—	0.1	0.1	0.6
Restructuring costs(c)	6.1	1.8	6.7	2.9
Stock-based compensation expense(d)	2.9	3.4	5.5	4.8
Legal matters(e)	1.4	2.4	1.5	4.5
Loss on sale of business (f)	8.8	—	8.8	—
Gain on acquisition of business (g)	(11.9)	—	(11.9)	—
Impairment charges(h)	—	0.1	—	2.8
(Earnings) losses attributable to assets held for sale(i)	(1.1)	—	(1.3)	1.7
Deferred purchase price payment(j)	—	0.6	0.1	2.2
Adjusted EBITDA	$7.6	$36.1	$18.4	$48.4

The following table reconciles Net (Loss) Income to Adjusted Net (Loss) Income for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2020	2019	2020	2019
Net (loss) income	$(7.6)	$5.6	$(16.7)	$(9.0)
Amortization of intangible assets	3.4	4.6	7.4	9.3
Transaction expenses(a)	0.9	—	2.0	0.2
Sponsor expense reimbursement(b)	—	0.1	0.1	0.6
Restructuring costs(c)	6.1	1.8	6.7	2.9
Stock-based compensation expense(d)	2.9	3.4	5.5	4.8
Legal matters(e)	1.4	2.4	1.5	4.5
Loss on sale of business (f)	8.8	—	8.8	—
Gain on acquisition of business (g)	(11.9)	—	(11.9)	—
Impairment charges(h)	—	0.1	—	2.8
(Earnings) losses attributable to assets held for sale(i)	(1.1)	—	(1.3)	1.7
Deferred purchase price payment(j)	—	0.6	0.1	2.2
Impact of tax rate change(k)	(3.5)	—	(3.5)	—
Income tax effect of adjustments(l)	(5.2)	(3.4)	(7.5)	(7.7)
Adjusted Net Loss (Income)	$(5.8)	$15.2	$(8.8)	$12.3
(a)	Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.

(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)

Restructuring expenses in the current fiscal year consisted of personnel costs, including severance, vacation and other employee benefit payments associated with leadership changes and headcount reductions in Corporate and the Fire division and lease termination costs related to the closure of a Spartan ER facility.

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

(f)

Reflects losses related to the sale of our shuttle bus businesses, which was completed on May 8, 2020. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(g)

Reflects gain on acquisition of Spartan ER, which was completed on February 1, 2020. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(h)

Reflects additional non-cash impairment charges related to the sale of Revability. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(i)

Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents shuttle bus businesses and REV Coach during fiscal year 2020 and Revability during fiscal year 2019.

(j)

Reflects the expense associated with the deferred purchase price payments to sellers of Lance. The Company paid $5.0 million during the first quarter of 2019 and $5.0 million during the second quarter of fiscal year 2020 to fully settle the deferred liability.

(k)

Reflects the provisional impact of net operating loss carrybacks as a result of the CARES Act. Refer to Note 13, Income Taxes, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(l)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three and six months ended April 30, 2020 and April 30, 2019, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

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

Item 4. Controls and Procedures.

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2020.

During the quarter ended April 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 14, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business faces many risks and uncertainties that we cannot control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks set forth below and in “Item 1A. Risk Factors,” in 2019 Annual Report on Form 10-K for the fiscal year ended October 31, 2019, together with the other information contained in our other filings with the SEC, in connection with evaluating the Company and our business. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

The COVID-19 pandemic has impacted, and could in the future materially and adversely affect, our business.

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) and now affecting the global community has impacted and is expected to continue to impact our operations, and the full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the outbreak, the severity of the virus and the actions, or perception of actions, that may be taken to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

Furthermore, as a result of COVID-19 and the measures implemented that are designed to contain its spread, our customers have been and could continue to be negatively impacted, resulting in a disruption in demand which could negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of COVID-19 and measures implemented that are designed to contain its spread, our suppliers may not have the materials, capacity, or capability to enable the manufacture of our products according to our schedule and specifications. For example, in early 2020, we experienced delays in the supply of certain components for our vehicles. Because of impacts to suppliers’ operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.

The COVID-19 pandemic has also disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Beginning the week of March 23, 2020, we suspended normal production activities within the Recreation segment at all four of our RV production facilities in Indiana and California and furloughed most salaried employees within the Recreation segment. While operations at these facilities generally restarted in May, we cannot predict whether our facilities will experience additional disruptions or more significant or frequent disruptions in the future.

In addition, the COVID-19 pandemic has led to disruption and volatility in the global capital markets, which could impact our capital resources and liquidity in the future. To improve our liquidity position, we obtained financial covenant relief under an amendment to our Term Loan Agreement on April 29, 2020. However, there can be no assurances that we will be able to obtain further amendments that we may require to our ABL Facility or Term Loan Agreement, or that we will be able to obtain any financing required to support our liquidity position on commercially reasonable terms or at all.

The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition. Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Although we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition and liquidity, and our financial statements include the benefits we have been able to assess at this time, future benefits rely to some extent on future performance of the company, and it is currently unclear how we will fully benefit from the CARES Act.

The COVID-19 pandemic could cause downturns in the specialty vehicles industry, which could adversely affect our business.

Concerns regarding and measures implemented in response to pandemics of infectious disease have and could further cause changes in global travel patterns, negatively influencing demand for new RVs and other vehicles, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Moreover, because demand for new RVs and terminal trucks is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response could lead to reduced demand for our products, which could adversely affect our financial position, results of operations and cash flows. Further, federal, state and municipal governments have incurred unexpected costs and spending related to the COVID-19 pandemic, and it is unclear how that may impact government budgets and future spending on fire trucks, ambulances, transit buses and other vehicles for which government funding is used to purchase the Company’s products.

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

We purchase a significant number of components from domestic suppliers. To the extent tariffs increase the price of imported products, the industry may move more component orders to domestic suppliers, which could strain the capacity of our suppliers, putting the normal, uninterrupted supply of components at risk. In addition, our suppliers may experience operational delays or disruptions, including as a result of the outbreak of epidemics or other public health crises, which could in turn affect our manufacturing processes and sales. For example, we have experienced delays in the supply of certain components for our vehicles as a result of the ongoing outbreak of COVID-19 and the restrictive measures put in place in response to the outbreak. Should these delays continue, or should our supply of such components be interrupted, our business and results of operations may be adversely affected. Additionally, certain important components that we use in our vehicles, such as engines and transmissions, are produced by a limited number of qualified suppliers or we may have a single supplier sourcing a specific component, and any disruption in their supply of such components to us would have a negative impact on our business.

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

Although the amount of our sales and costs denominated in foreign currencies is not currently significant, we may increase our international operations in the future, which would increase our exposure to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws and social, political and economic instability and the widespread outbreak of infectious diseases, including the ongoing coronavirus outbreak in China and other countries. In particular, changes in currency values could also impact the level of foreign competition in our domestic market as international products become more or less costly due to the relationship of the U.S. Dollar to other currencies. Currency exchange rates have fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

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
•

government shutdowns (such as those which occurred in 1995-1996, in 2013, in late 2018 through early 2019, and related to the COVID-19 pandemic) and other potential delays in government appropriations processes;

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

From time to time, we enter into large, multi-year contracts with federal and local government bodies. Due to the size of the contracts, there are often stringent approval processes that must be completed before the contract is finalized. As a result, until these contracts are finalized, there can be no assurance regarding the timing of our commencing work on any such contract, or the ultimate revenue that we may recognize under any such contract. At any time, a portion of our backlog can include orders placed by federal, state and municipal government bodies. There is no certainty that these customers will have adequate tax revenues or will allocate available funds to the purchase of our vehicles in the future. In addition, future governmental tax revenues may be negatively impacted as a result of the COVID-19 pandemic and therefore may result in lower future vehicle order rates than expected or experienced in prior periods resulting in lower backlogs.

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

Item 5. Other Information

On June 3, 2020, the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) approved measures relating to the compensation of Ian Walsh, the Company’s Chief Operating Officer, and Christopher Daniels, the Company’s Chief Human Resources Officer.

For Mr. Walsh, the Compensation Committee approved (i) an increase in Mr. Walsh’s incentive target under the Company’s Management Incentive Plan (the “MIP”) from 80% to 100% of Mr. Walsh’s base salary, which was recently increased from $500,000 to $550,000, (ii) a cash retention grant in the amount of $200,000 that is payable on December 31, 2020 based on Mr. Walsh’s continued employment on such date and (iii) a grant of 80,000 performance stock units (“PSUs”).

Subject to continued employment through the applicable vesting date, the PSUs will vest as follows: (i) 20,000 of the PSUs are eligible to vest based on the achievement of Spartan Synergies as validated by the Company’s Chief Financial Officer as of June 30, 2021 and (ii) up to 60,000 of the PSUs are eligible to vest based on the Company’s Fire Business trailing 4-quarter EBITDA margin achievement. To the extent that the specified EBITDA margin targets are not achieved by December 31, 2021, any PSUs that have not yet vested will be forfeited. In the event that Mr. Walsh (i) is terminated due to death or disability or (ii) is terminated without “cause” or resigns for “good reason” within twelve (12) months following an applicable change in control of the Company, any outstanding unvested PSUs will vest at target level.

For Mr. Daniels, the Compensation Committee approved (i) an increase in Mr. Daniels’ incentive target under the MIP from 60% to 70% of Mr. Daniels’ base salary, which was recently increased from $358,800 to $400,000 and (ii) a minimum payout under the MIP of $250,000 in respect of fiscal year 2020.

The foregoing description of the PSU agreement with Mr. Walsh contained herein does not purport to be complete and is qualified in its entirety by the complete text of the agreement.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of REV Group, Inc., effective March 4, 2020.
10.1

Fifth Amendment to Term Loan and Guaranty Agreement, dated as of April 29, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto.

10.2*	Change in Control Severance Agreement between REV Group, Inc. and Rodney Rushing dated June 3, 2020.
10.3*	Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: June 8, 2020	By:	/s/ Rod Rushing
Rod Rushing
Chief Executive Officer

Date: June 8, 2020	By:	/s/ Dean J. Nolden
Dean J. Nolden
Chief Financial Officer