Form 10-Q
period 2020-07-31
REV Group, Inc.
filed 2020-09-09
CIK 1687221

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37999

REV Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3013415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 South Executive Drive Brookfield, WI	53005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 290-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 Par Value)	REVG	New York Stock Exchange

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

As of September 4, 2020, the registrant had 63,476,203 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

		(Audited)
	July 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17.3	$3.3
Accounts receivable, net	239.3	253.5
Inventories, net	572.3	513.4
Other current assets	57.9	19.4
Assets held for sale	—	19.5
Total current assets	886.8	809.1
Property, plant and equipment, net	182.3	201.7
Goodwill	157.3	159.8
Intangible assets, net	142.3	159.9
Right of use assets	24.7	—
Other long-term assets	16.0	16.6
Total assets	$1,409.4	$1,347.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$3.6
Accounts payable	175.8	200.8
Customer advances	185.9	129.9
Accrued warranty	23.7	16.1
Short-term lease obligations	9.3	—
Liabilities held for sale	—	15.4
Other current liabilities	72.4	70.2
Total current liabilities	468.8	436.0
Long-term debt, less current maturities	388.7	376.6
Deferred income taxes	27.6	15.4
Long-term lease obligations	16.8	—
Other long-term liabilities	25.4	13.9
Total liabilities	927.3	841.9
Commitments and contingencies
Shareholders' Equity:
Common stock ($.001 par value, 605,000,000 shares authorized; 63,476,203 and 62,217,486 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	495.8	490.8
Retained (deficit) earnings	(11.2)	15.8
Accumulated other comprehensive loss	(2.6)	(1.7)
Total REV's shareholders' equity	482.1	505.0
Non-controlling interest	—	0.2
Total shareholders' equity	482.1	505.2
Total liabilities and shareholders' equity	$1,409.4	$1,347.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net sales	$582.2	$617.0	$1,661.3	$1,750.8
Cost of sales	515.7	545.7	1,495.0	1,560.7
Gross profit	66.5	71.3	166.3	190.1
Operating expenses:
Selling, general and administrative	53.5	48.9	157.6	145.3
Research and development costs	1.7	1.2	4.4	3.7
Amortization of intangible assets	3.0	4.0	10.4	13.2
Restructuring	2.5	1.3	6.0	4.2
Impairment charges	3.7	—	3.7	2.8
Total operating expenses	64.4	55.4	182.1	169.2
Operating income (loss)	2.1	15.9	(15.8)	20.9
Interest expense, net	5.7	8.4	20.3	24.2
Loss on sale of business	0.5	—	9.3	—
Gain on acquisition of business	—	—	(11.9)	—
(Loss) income before (benefit) provision for income taxes	(4.1)	7.5	(33.5)	(3.3)
(Benefit) provision for income taxes	(0.5)	1.9	(13.2)	—
Net (loss) income	$(3.6)	$5.6	$(20.3)	$(3.3)

Other comprehensive loss, net of tax	(0.8)	—	(0.9)	(0.2)
Comprehensive (loss) income	$(4.4)	$5.6	$(21.2)	$(3.5)

Net (loss) income per common share:
Basic	$(0.06)	$0.09	$(0.32)	$(0.05)
Diluted	$(0.06)	$0.09	$(0.32)	$(0.05)
Dividends declared per common share	$-	$0.05	$0.10	$0.15

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(20.3)	$(3.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30.9	34.8
Amortization of debt issuance costs	1.8	1.5
Stock-based compensation expense	7.2	7.3
Deferred income taxes	8.3	3.5
Gain on sale of assets	(0.8)	(1.7)
Impairment charges	3.7	2.8
Loss on sale of business	9.3	—
Gain on acquisition of business	(11.9)	—
Changes in operating assets and liabilities, net	(3.2)	(22.9)
Net cash provided by operating activities	25.0	22.0
Cash flows from investing activities:
Purchase of property, plant and equipment	(9.7)	(14.1)
Purchase of rental and used vehicles	(3.3)	(3.0)
Proceeds from sale of assets	6.7	22.6
Proceeds from sale of businesses	50.9	—
Acquisition of business	(54.8)	—
Net cash (used in) provided by investing activities	(10.2)	5.5
Cash flows from financing activities:
Net proceeds (repayments) from borrowings under April 2017 ABL Facility	13.0	(52.0)
Net proceeds from borrowings of Term Loan	—	49.2
Repayment of long-term debt	(2.9)	(1.1)
Payment of dividends	(9.5)	(9.4)
Repurchase and retirement of common stock	—	(8.3)
Other financing activities	(1.4)	2.0
Net cash used in financing activities	(0.8)	(19.6)
Net increase in cash and cash equivalents	14.0	7.9
Cash and cash equivalents, beginning of period	3.3	11.9
Cash and cash equivalents, end of period	$17.3	$19.8

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$20.9	$22.6
Income taxes, net of refunds	$0.4	$(9.0)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions)

	Common Stock		Additional Paid-in	Retained	Non-controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings (Deficit)	Interest	Loss	Equity
Balance, October 31, 2019	$0.1	62,217,486 Sh.	$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss				(9.4)			(9.4)
Sale of business					(0.2)		(0.2)
Other comprehensive loss, net of tax						—	—
Stock-based compensation expense			2.6				2.6
Exercise of common stock options	—	102,000 Sh.	0.8				0.8
Vesting of restricted and performance stock, net of employee tax withholdings	—	360,986 Sh.	—				—
Dividends declared on common stock				(3.1)			(3.1)
Balance, January 31, 2020	$0.1	62,680,472 Sh.	$494.2	$3.3	$—	$(1.7)	$495.9
Net loss				(7.6)			(7.6)
Other comprehensive loss, net of tax						(0.1)	(0.1)
Stock-based compensation expense			2.9				2.9
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	717,054 Sh.	(1.2)				(1.2)
Reclassification of liability awards			(1.7)				(1.7)
Dividends declared on common stock				(3.3)			(3.3)
Balance, April 30, 2020	$0.1	63,397,526 Sh.	$494.2	$(7.6)	$—	$(1.8)	$484.9
Net loss				(3.6)			(3.6)
Other comprehensive loss, net of tax						(0.8)	(0.8)
Stock-based compensation expense			1.6				1.6
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	78,677 Sh.	—				—
Balance, July 31, 2020	$0.1	63,476,203 Sh.	$495.8	$(11.2)	$—	$(2.6)	$482.1

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Loss	Equity
Balance, October 31, 2018	$0.1	62,683,808 Sh.	$492.1	$40.6	$(1.4)	$531.4
Net loss				(14.6)		(14.6)
Other comprehensive income (loss), net of tax					—	—
Stock-based compensation expense			1.4			1.4
Exercise of common stock options	—	20,000 Sh.	0.1			0.1
Vesting of restricted and performance stock, net of employee tax withholdings	—	94,237 Sh.	—			—
Dividends declared on common stock				(3.2)		(3.2)
Balance, January 31, 2019	$0.1	62,798,045 Sh.	$493.6	$22.8	$(1.4)	$515.1
Net income				5.6		5.6
Other comprehensive income (loss), net of tax					(0.2)	(0.2)
Stock-based compensation expense			2.9			2.9
Exercise of common stock options	—	54,000 Sh.	0.4			0.4
Vesting of restricted and performance stock, net of employee tax withholdings	—	40,828 Sh.	—			—
Dividends declared on common stock				(3.2)		(3.2)
Repurchase and retirement of common stock		(495,475) Sh.	(5.3)			(5.3)
Balance, April 30, 2019	$0.1	62,397,398 Sh.	$491.6	$25.2	$(1.6)	$515.3
Net income				5.6		5.6
Other comprehensive loss, net of tax					—	—
Stock-based compensation expense			1.7			1.7
Exercise of common stock options	—	25,999 Sh.	0.1			0.1
Vesting of restricted and performance stock, net of shares withheld for employee taxes	—	6,566 Sh.	—			—
Dividends declared on common stock				(3.2)		(3.2)
Repurchase and retirement of common stock		(222,122) Sh.	(3.0)			(3.0)
Balance, July 31, 2019	$0.1	62,207,841 Sh.	$490.4	$27.6	$(1.6)	$516.5

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.2% of REV Group’s voting equity as of July 31, 2020. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended July 31, 2020 and July 31, 2019, the Company reimbursed expenses of its primary equity holder in the amount of $0.1 million and less than $0.1 million, respectively. During the nine months ended July 31, 2020 and July 31, 2019, the Company reimbursed expenses of its primary equity holder in the amount of $0.2 million and $0.6 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations.

Certain production facilities and offices for two of the Company’s subsidiaries are leased from certain members of management. Rent expense under these arrangements totaled $0.1 million and $0.5 million for the three months ended July 31, 2020, and July 31, 2019, respectively. Rent expense under these arrangements totaled $0.7 million and $1.5 million for the nine months ended July 31, 2020, and July 31, 2019, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting pronouncements did not have a material impact on the Company’s consolidated financial statements:

•

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases” (Accounting Standards Codification (ASC) 842). ASC 842 is intended to increase transparency and comparability among organizations by recognizing lease liabilities with corresponding right-of-use (“ROU”) assets on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new standard on November 1, 2019, following the optional transition method provided by ASU No. 2018-11. Accordingly, prior period comparative information was not recast to reflect the impact of the new guidance and therefore continues to be reported under the accounting guidance in effect during those periods (ASC 840). The most significant impact of the Company’s adoption of ASC 842 is the recognition of ROU assets and lease liabilities on the balance sheet for operating leases. The adoption did not have any impact on the Company’s results of operations or cash flows.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended July 31, 2020 and July 31, 2019, the Company recognized $23.5 million and $30.0 million, respectively, of revenue that was included in the customer advance balances as of October 31, 2019 and October 31, 2018, respectively. During the nine months ended July 31, 2020 and July 31, 2019, the Company recognized $104.1 million and $94.9 million, respectively, of revenue that was included in the customer advance balances as of October 31, 2019 and October 31, 2018, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

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

During the three and nine months ended July 31, 2020, the Company recognized total operating lease costs of approximately $2.8 million and $7.6 million, respectively, and paid cash of $2.3 million and $6.9 million, respectively, for amounts included in the measurement of lease liabilities.

At July 31, 2020, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining three months of fiscal year 2020	$2.3
2021	8.7
2022	6.9
2023	4.2
2024	2.4
Thereafter	3.9
Total undiscounted lease payments	28.4
Less: imputed interest	(2.4)
Total lease liabilities	$26.0

As of July 31, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.7 years and 5.0%, respectively.

As of October 31, 2019, future minimum operating lease payments (under ASC 840) summarized by fiscal year were as follows:

2020	$8.5
2021	7.5
2022	5.8
2023	3.3
2024	1.5
Thereafter	0.1

Note 4. Acquisition

Spartan Emergency Response

On February 1, 2020, the Company acquired substantially all of the assets and liabilities of Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from Spartan Motors, Inc. (NASDAQ: SPAR). Spartan ER is reported as part of the Fire & Emergency segment. The acquisition increases the Company’s market share in several key product categories and provides access to several new large municipalities and regional markets. The purchase price for Spartan ER was $54.8 million, subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL credit facility. The preliminary purchase price allocation resulted in a gain of $11.9 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Operations for the nine months ended July 31, 2020. Prior to recognizing the gain, the Company reassessed the measurement and recognition of identifiable assets acquired, and liabilities assumed and concluded that the valuation procedures and resulting preliminary measures were appropriate. The Company believes that its ability to negotiate a purchase price lower than the fair market value of the acquired net assets was due to the limited number of strategic buyers that exist in this specific market and the desire of the sellers to exit the business on an accelerated basis. The Company incurred acquisition related costs of $1.6 million, which are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations for the three and nine months ended July 31, 2020.

As of July 31, 2020, the fair value of the acquired assets, liabilities and gain on acquisition of business, is provisional pending receipt of the final valuation report from a third-party valuation firm.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Spartan ER:

Assets:
Accounts receivable, net	$30.9
Inventories, net	77.7
Other current assets	2.4
Property, plant and equipment	15.2
Right of use assets	6.0
Total assets acquired	132.2
Liabilities:
Accounts payable	5.0
Customer advances	32.8
Accrued warranty	2.7
Other current liabilities	5.1
Short-term lease obligations	0.8
Deferred income taxes	3.9
Long-term lease obligations	5.4
Other long-term liabilities	9.8
Total liabilities assumed	65.5
Net assets acquired	66.7
Consideration paid	54.8
Gain on acquisition of business	$(11.9)

Net sales and operating income attributable to Spartan ER for the three and nine months ended July 31, 2020 were $74.5 million and $137.1 million, and $4.5 million and $5.6 million, respectively. In connection with the acquisition, Spartan ER changed its method for recognizing revenue from over-time to point-in-time to align with the Company. The Company determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because records of certain sales transactions are no longer available for all prior periods. Accordingly, the supplemental proforma disclosures required by ASC 805 have been omitted.

Note 5. Inventories

Inventories, net of reserves, consisted of the following:

	July 31, 2020	October 31, 2019
Chassis	$44.3	$44.9
Raw materials	211.8	198.1
Work in process	256.6	200.8
Finished products	73.2	79.6
	585.9	523.4
Less: reserves	(13.6)	(10.0)
Total inventories, net	$572.3	$513.4

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2020	October 31, 2019
Land & land improvements	$27.0	$24.2
Buildings & improvements	104.5	107.6
Machinery & equipment	84.6	93.1
Rental & used vehicles	21.4	24.4
Computer hardware & software	55.6	58.1
Office furniture & fixtures	6.2	5.8
Construction in process	8.0	11.4
	307.3	324.6
Less: accumulated depreciation	(125.0)	(122.9)
Total property, plant and equipment, net	$182.3	$201.7

Depreciation expense was $6.2 million and $6.7 million for the three months ended July 31, 2020, and July 31, 2019, respectively, and $20.5 million and $21.5 million for the nine months ended July 31, 2020, and July 31, 2019, respectively.

In connection with the anticipated liquidation of all rental vehicles, the Company recorded a $3.7 million impairment charge during the three months ended July 31, 2020. This impairment charge represents the difference between the carrying value of the assets and expected sale proceeds and is included in the Company’s Condensed Unaudited Consolidated Statement of Operations for the three and nine months ended July 31, 2020.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2020	October 31, 2019
Fire & Emergency	$88.6	$88.6
Commercial	26.2	28.7
Recreation	42.5	42.5
Total goodwill	$157.3	$159.8

The change in the net carrying value amount of goodwill consisted of the following:

	Nine Months Ended July 31,
	2020	2019
Balance at beginning of period	$159.8	$161.8
Activity during the period:
Acquisitions	—	(2.0)
Divestitures	(2.5)	—
Balance at end of period	$157.3	$159.8

Intangible assets (excluding goodwill) consisted of the following:

	July 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$69.8	$(37.9)	$31.9
Non-compete agreements	5.0	2.0	(1.7)	0.3
Trade names	7.0	1.3	(1.3)	—
		73.1	(40.9)	32.2
Indefinite-lived trade names		110.1	—	110.1
Total intangible assets, net		$183.2	$(40.9)	$142.3

	October 31, 2019
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$(84.0)	$42.7
Order backlog	1.0	6.7	(6.7)	—
Non-compete agreements	5.0	2.0	(1.3)	0.7
Trade names	7.0	3.5	(3.0)	0.5
Technology-related	7.0	0.9	(0.8)	0.1
		139.8	(95.8)	44.0
Indefinite-lived trade names		115.9	—	115.9
Total intangible assets, net		$255.7	$(95.8)	$159.9

Amortization expense was $3.0 million and $4.1 million for the three months ended July 31, 2020, and July 31, 2019, respectively, and $10.4 and $13.3 million for the nine months ended July 31, 2020, and July 31, 2019, respectively. As of July 31, 2020, fully amortized intangible assets and the related accumulated amortization were written off.

Note 8. Divestiture Activities

In the first quarter of fiscal year 2019, the Company completed the sale of the assets of its mobility van business, Revability, with annual sales of approximately $40 million. In the second quarter of fiscal year 2019, the Company completed the sale of a Regional Technical Center (“RTC”) for net cash proceeds of $11.4 million. In connection with this sale, the Company recognized a gain on sale of $1.2 million.

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received cash proceeds of $1.1 million in the first quarter of fiscal year 2020, and the remaining $0.9 million in the second quarter of fiscal year 2020.

Effective May 8, 2020, and in connection with a strategic review of the product portfolio, the Company completed the sale of its shuttle bus businesses for $48.9 million in cash. As a result, the Company recorded a loss on sale of $9.3 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Operations for the nine months ended July 31, 2020. The Company used the proceeds from the disposition to reduce outstanding borrowings. The shuttle bus businesses were previously reported as part of the Commercial segment.

As of October 31, 2019, assets and liabilities held for sale consisted of the following balances related to the sale of REV Coach: property, plant and equipment, net—$0.2 million, inventories, net—$14.0 million, accounts receivable, net—$0.4 million, other current and long-term assets—$4.9 million, accounts payable—$11.7 million and other current and long-term liabilities—$3.7 million.

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	July 31, 2020	October 31, 2019
April 2017 ABL facility	$223.0	$210.0
Term Loan, net of debt issuance costs ($2.0 and $2.2)	167.4	170.2
	390.4	380.2
Less: current maturities	(1.7)	(3.6)
Long-term debt, less current maturities	$388.7	$376.6

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

Revolving Loans under the April 2017 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0%), subject to adjustment based on utilization in accordance with the ABL Agreement. The weighted-average interest rate on borrowings outstanding under the April 2017 ABL Facility was 2.11% as of July 31, 2020. Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of July 31, 2020. As of July 31, 2020, the Company’s availability under the April 2017 ABL Facility was $220.6 million.

The fair value of the April 2017 ABL Facility approximated book value at both July 31, 2020 and October 31, 2019.

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

•

On April 29, 2020, the Company amended the term loan agreement to eliminate the maximum leverage ratio covenant and replace it with a fixed charge coverage ratio test with a minimum ratio of 1.25 to 1.00. The fixed charge coverage ratio covenant will remain in effect through the fourth quarter of fiscal year 2020. The maximum leverage ratio covenant will be reinstated at 5.25 to 1.00 starting in the first quarter of fiscal year 2021 and decline by 25 basis points each subsequent quarter, to a final level of 4.25 to 1.00 in first quarter of fiscal 2022. The applicable interest rate margins increased by 75 basis points corresponding with the amendment. The Company incurred $0.2 million of debt issuance costs related to the amendment.

Applicable interest rate margins for the Term Loan are 3.25% for base rate loans and 4.25% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%) as a result of the April 29, 2020 Term Loan amendment. Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan was 5.25% as of July 31, 2020.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default.

The Company was in compliance with all financial covenants under the Term Loan as of July 31, 2020.

The fair value of the Term Loan approximated book value at both July 31, 2020 and October 31, 2019.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended July 31,
	2020	2019
Balance at beginning of period	$22.6	$30.8
Warranty provisions	27.5	17.3
Settlements made	(25.8)	(25.1)
Warranties for current year acquisition	12.2	—
Divestiture adjustments	(0.7)	—
Changes in liability of pre-existing warranties	(0.3)	0.1
Balance at end of period	$35.5	$23.1

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	July 31, 2020	October 31, 2019
Current liabilities	$23.7	$16.1
Other long-term liabilities	11.8	6.5
Total warranty liability	$35.5	$22.6

Note 11. Stock Repurchase Program

On March 20, 2018, the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018, the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during the three and nine months ended July 31, 2020. As of July 31, 2020, the Company had $38.3 million of authorization remaining under this program. The Company is no longer permitted to repurchase stock under the provisions of our Term Loan, as amended on April 29, 2020, from the date of the amendment through the maturity of the Term Loan Agreement.

Note 12. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended July 31, 2020 and July 31, 2019:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Basic weighted-average common shares outstanding	63,134,486	62,641,436	63,011,955	62,875,677
Dilutive stock options	—	273,717	—	—
Dilutive restricted stock units	—	509,452	—	—
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	63,134,486	63,424,605	63,011,955	62,875,677

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and nine months ended July 31, 2020 and July 31, 2019:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Anti-dilutive stock options	627,600	48,951	779,600	988,551
Anti-dilutive restricted stock units	2,865,583	422,169	3,546,206	1,773,255
Anti-dilutive performance stock units	—	18,408	—	18,408
Anti-dilutive common stock equivalents	3,493,183	489,528	4,325,806	2,780,214

Note 13. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency economic stimulus package that includes spending and tax benefits to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, allowing for net operating loss carrybacks for certain past and future losses, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company continued to evaluate the impact of the CARES Act during the quarter and recorded a cumulative tax benefit of $3.5 million for the carryback of the fiscal year 2018 federal net operating loss. As the Company is carrying the losses back to years beginning before January 1, 2018, the tax benefit of $3.5 million is a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

The Company recorded income tax benefit of $0.5 million for the three months ended July 31, 2020, or 11.6% of pre-tax loss, compared to $1.9 million of expense, or 25.7% of pre-tax income, for the three months ended July 31, 2019. Results for the three months ended July 31, 2020 were unfavorably impacted by $0.8 million of net discrete tax expense primarily related to stock-based compensation tax deductions. Results for the three months ended July 31, 2019 were unfavorably impacted by $0.1 million of net discrete tax expenses primarily related to a federal provision-to-return adjustment.

The Company recorded income tax benefit of $13.2 million for the nine months ended July 31, 2020, or 39.4% of pre-tax loss, compared to less than $0.1 million of expense, or (0.2)% of pre-tax loss, for the nine months ended July 31, 2019. Results for the nine months ended July 31, 2020 were favorably impacted by $4.6 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER which were offset by the net discrete tax expense related to stock-based compensation tax deductions. Results for the nine months ended July 31, 2019 were unfavorably impacted by $0.8 million of net discrete expenses primarily related to stock-based compensation tax deductions.

The Company periodically evaluates its valuation allowance requirements as facts and circumstances change and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate. During the three and nine months ended July 31, 2020, there were no changes to the Company’s valuation allowances.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $2.8 million as of July 31, 2020 and $2.6 million as of October 31, 2019. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets for the period ended July 31, 2020. During the next twelve months, it is reasonably possible that $0.4 million of the unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2020, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2020	October 31, 2019
Performance, bid and specialty bonds	$290.4	$229.9
Open standby letters of credit	11.9	14.3
Total	$302.3	$244.2

The increase in performance, bid and specialty bonds is attributable to municipal contracts within our Commercial segment and customer contracts related to Spartan ER.

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicles that would be repossessed and resold to mitigate any losses. The Company’s contingent liability under such agreements was $42.6 million and $48.6 million as of July 31, 2020 and October 31, 2019, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company’s outstanding obligations under such agreements were $163.6 million and $212.5 million as of July 31, 2020, and October 31, 2019, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the

Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at July 31, 2020 and October 31, 2019 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $22.5 million and $25.5 million at July 31, 2020 and October 31, 2019, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

In the event that third parties are unable to meet obligations under these agreements, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, primarily financed vehicles, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

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

Commercial: This segment includes Collins Bus, ENC, Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets. On May 8, 2020, the Company sold its shuttle bus businesses which included Goshen Coach, ElDorado National (Kansas), Federal Coach, Champion and World Trans. Refer to Note 8, Divestiture Activities, for further details.

Recreation: This segment includes REV Recreation Group (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A RVs in both gas and diesel models. Renegade primarily manufacturers, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers, towable campers and toy haulers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$306.7	$92.4	$182.7	$0.4	$582.2
Depreciation and amortization	$3.1	$1.1	$3.4	$1.6	$9.2
Capital expenditures	$1.0	$0.3	$0.2	$0.5	$2.0
Total assets	$766.9	$205.9	$309.0	$127.6	$1,409.4
Adjusted EBITDA	$12.9	$10.3	$12.1	$(13.9)

	Three Months Ended July 31, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$247.7	$203.8	$166.7	$(1.2)	$617.0
Depreciation and amortization	$3.6	$2.0	$3.6	$1.7	$10.9
Capital expenditures	$1.8	$1.4	$0.6	$0.9	$4.7
Total assets	$622.8	$328.5	$336.6	$118.2	$1,406.1
Adjusted EBITDA	$12.1	$19.4	$12.8	$(10.8)

	Nine Months Ended July 31, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$802.4	$393.8	$463.6	$1.5	$1,661.3
Depreciation and amortization	$10.2	$4.7	$10.2	$5.8	$30.9
Capital expenditures	$5.0	$1.7	$1.6	$1.4	$9.7
Total assets	$766.9	$205.9	$309.0	$127.6	$1,409.4
Adjusted EBITDA	$25.1	$28.1	$17.9	$(31.5)

	Nine Months Ended July 31, 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$699.0	$514.5	$542.6	$(5.3)	$1,750.8
Depreciation and amortization	$10.6	$6.7	$12.0	$5.5	$34.8
Capital expenditures	$5.0	$3.1	$3.0	$3.0	$14.1
Total assets	$622.8	$328.5	$336.6	$118.2	$1,406.1
Adjusted EBITDA	$35.8	$39.7	$39.4	$(32.2)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense and income taxes, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income (loss) is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net (loss) income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Fire & Emergency Adjusted EBITDA	$12.9	$12.1	$25.1	$35.8
Commercial Adjusted EBITDA	10.3	19.4	28.1	39.7
Recreation Adjusted EBITDA	12.1	12.8	17.9	39.4
Corporate and Other Adjusted EBITDA	(13.9)	(10.8)	(31.5)	(32.2)
Depreciation and amortization	(9.2)	(10.9)	(30.9)	(34.8)
Interest expense, net	(5.7)	(8.4)	(20.3)	(24.2)
Benefit (provision) for income taxes	0.5	(1.9)	13.2	—
Transaction expenses	(0.6)	(0.5)	(2.6)	(0.7)
Sponsor expense reimbursement	(0.1)	—	(0.2)	(0.6)
Restructuring costs	(2.5)	(1.3)	(6.0)	(4.2)
Restructuring related charges	(0.7)	—	(3.9)	—
Stock-based compensation expense	(1.8)	(2.5)	(7.2)	(7.3)
Legal matters	(0.1)	(0.8)	(1.6)	(5.3)
Loss on sale of business	(0.5)	—	(9.3)	—
Gain on acquisition of business	—	—	11.9	—
Impairment charges	(3.7)	—	(3.7)	(2.8)
(Losses) earnings attributable to assets held for sale	(0.6)	(1.0)	0.8	(3.3)
Deferred purchase price payment	—	(0.6)	(0.1)	(2.8)
Net (loss) income	$(3.6)	$5.6	$(20.3)	$(3.3)

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

Overview

REV is a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 62% of our net sales during the third quarter of fiscal year 2020 came from products where we believe we hold such share positions.

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

Commercial – Our Commercial segment serves the bus and commercial markets through the following principal brands: Collins Bus, ENC, Capacity and Lay-Mor. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), street sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses or intermodal yards and ports). On May 8, 2020, the Company sold its shuttle bus businesses which included Goshen Coach, ElDorado National (Kansas), Federal Coach, Champion and World Trans. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

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

While less economically sensitive than the Recreation segment, the Fire & Emergency segment and the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, making the purchase more deferrable, which can result in reduced demand for our products. In addition to commercial demand, local, state and federal tax revenues can be an important source of funding for many of our bus products including Type A school buses and transit buses. Volatility in tax revenues or availability of funds via budgetary appropriation can have a negative impact on the demand for these products.

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

We recognize acquired assets and liabilities at fair value. This includes the recognition of identified intangible assets and goodwill which, in the case of definite-life intangible assets, are then amortized over their expected useful lives, which typically results in an increase in amortization expense. In addition, assets acquired and liabilities assumed generally include tangible assets as well as contingent assets and liabilities.

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

Impact of COVID-19

During our second quarter of fiscal year 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The pandemic triggered a significant downturn in global commerce and these challenging market conditions may continue for an extended period of time. As a result of the spread of COVID-19, we have also experienced disruption and delays in our supply chain, customer demand, and logistics challenges, including our customers’ ability to inspect and take delivery of vehicles.

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

We have taken a number of precautionary steps to safeguard our employees and our business from the effects of the outbreak of COVID-19, including closing Recreation vehicle manufacturing locations for 3-6 weeks and shuttle bus manufacturing locations for 2 weeks (during the second quarter of fiscal year 2020), substantially limiting the presence of personnel in our offices and manufacturing locations, implementing travel restrictions and withdrawing from various industry events. We have requested that office employees work from home and implemented business continuity plans in an effort to minimize further business disruption, protect our employees and operations. In addition, we have limited discretionary spending, furloughed salaried employees, deferred capital investments, suspended future quarterly dividends, replaced our Term Loan debt leverage ratio covenant with a fixed charge coverage ratio through fiscal 2020, and temporarily lowered the salaries of our leadership team.

While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be reliably estimated at this time.

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2020	2019	2020	2019
Net sales	$582.2	$617.0	$1,661.3	$1,750.8
Gross profit	66.5	71.3	166.3	190.1
Selling, general and administrative	53.5	48.9	157.6	145.3
Restructuring	2.5	1.3	6.0	4.2
Loss on sale of business	0.5	—	9.3	—
Gain on acquisition of business	—	—	(11.9)	—
(Benefit) provision for income taxes	(0.5)	1.9	(13.2)	—
Net (loss) income	(3.6)	5.6	(20.3)	(3.3)

Adjusted EBITDA	$21.4	$33.5	$39.6	$82.7
Adjusted Net Income (Loss)	$6.3	$13.6	$(2.5)	$26.6

Net Sales. Consolidated net sales were $582.2 million for the three months ended July 31, 2020, a decrease of $34.8 million, or 5.6%, from $617.0 million for the three months ended July 31, 2019. Net sales for the quarter included $74.5 million of revenue attributable to Spartan ER which was acquired on February 1, 2020. Net sales for the prior year quarter included $54.6 million of revenue attributable to the shuttle bus businesses which were sold on May 8, 2020. See to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details. Excluding the impact of Spartan ER and the shuttle bus divestiture, net sales decreased by $55.0 million, or 9.8% compared to the prior year quarter. The organic decrease in sales volume was primarily related to reductions in school bus, municipal bus, street sweeper and terminal truck shipments in the Commercial segment. The decrease in organic sales volume in the F&E segment was primarily due to lower shipments of ambulance units partially offset by an increase in shipments of fire apparatus. These segment decreases were partially offset by an increase in shipments in the Recreation segment driven by strong wholesale shipments and retail demand for RV’s.

Consolidated net sales were $1,661.3 million for the nine months ended July 31, 2020, a decrease of $89.5 million, or 5.1%, from $1,750.8 million for the nine months ended July 31, 2019. Net sales for the nine months ended July 31, 2020, included $137.1 million of revenue attributable to Spartan ER acquired on February 1, 2020, and $95.8 million of revenue attributable to shuttle bus businesses which were sold on May 8, 2020. Net sales for the prior year period included $155.6 million of revenue attributable to the shuttle bus businesses. Excluding the impact of Spartan ER and the shuttle bus divestiture, net sales decreased by $166.8 million, or 10.5% compared to the prior year period. The decrease in organic net sales was primarily due to a decrease in volume of shipments during the second quarter of fiscal year 2020 due to the impacts from the temporary plant shutdowns related to COVID-19.

Gross Profit. Consolidated gross profit was $66.5 million for the three months ended July 31, 2020, compared to $71.3 million for the three months ended July 31, 2019. Consolidated gross profit, as a percentage of consolidated net sales, was 11.4% for the three months ended July 31, 2020, a decrease compared to 11.6% for the three months ended July 31, 2019. The decrease in gross profit was primarily attributable to lower volume of shipments.

Consolidated gross profit was $166.3 million for the nine months ended July 31, 2020, compared to $190.1 million for the nine months ended July 31, 2019. Consolidated gross profit, as a percentage of consolidated net sales, was 10.0% for the nine months ended July 31, 2020, a decrease compared to 10.9% for the nine months ended July 31, 2019. The decrease in gross profit was primarily attributable to lower volume of shipments and COVID-19 related inefficiencies, partially offset by improved pricing.

Selling, General and Administrative. Consolidated selling, general and administrative (“SG&A”) costs were $53.5 million for the three months ended July 31, 2020, an increase of $4.6 million, or 9.4%, from consolidated SG&A costs of $48.9 million for the three months ended July 31, 2019. The increase in SG&A costs for the three months ended July 31, 2020 was primarily due to the acquisition of Spartan ER.

Consolidated SG&A costs were $157.6 million for the nine months ended July 31, 2020, an increase of $12.3 million, or 8.5%, from consolidated SG&A costs of $145.3 million for the nine months ended July 31, 2019. The increase in SG&A costs for the nine months ended July 31, 2020, was primarily due to the acquisition of Spartan ER and higher restructuring related costs associated with changes in leadership.

Restructuring. Consolidated restructuring costs were $2.5 million for the three months ended July 31, 2020, compared to $1.3 million for the three months ended July 31, 2019. The increase in restructuring costs for the three months ended July 31, 2020, was primarily related to headcount reductions in Corporate & Other and the F&E segments.

Consolidated restructuring costs were $6.0 million for the nine months ended July 31, 2020, compared to $4.2 million for the nine months ended July 31, 2019. The increase in restructuring costs for the nine months ended July 31, 2020, was primarily related to headcount reductions in Corporate & Other and the F&E segments, as well as lease termination costs related to the closure of a Spartan ER facility.

Loss on Sale of Business. Effective May 8, 2020, we completed the sale of our shuttle bus businesses for $48.9 million in cash. As a result, we recorded a loss on sale of $0.5 million and $9.3 million during the three and nine months ended July 31, 2020, respectively. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Gain on Acquisition of Business. During the second quarter of fiscal year 2020, we recorded the preliminary purchase accounting for the acquisition of Spartan ER, which resulted in a gain on acquisition of $11.9 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(Benefit) Provision for Income Taxes. Consolidated income tax benefit of $0.5 million for the three months ended July 31, 2020, or 11.6% of pre-tax loss, compared to $1.9 million of expense, or 25.7% of pre-tax income, for the three months ended July 31, 2019. Results for the three months ended July 31, 2020 were unfavorably impacted by $0.8 million of net discrete tax expense primarily related to stock-based compensation tax deductions. Results for the three months ended July 31, 2019 were unfavorably impacted by $0.1 million of net discrete tax expenses primarily related to a federal provision-to-return adjustment.

Consolidated income tax benefit of $13.2 million for the nine months ended July 31, 2020, or 39.4% of pre-tax loss, compared to less than $0.1 million of expense, or (0.2)% of pre-tax loss, for the nine months ended July 31, 2019. Results for the nine months ended July 31, 2020 were favorably impacted by $4.6 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER, which were offset by the net discrete tax expense related to stock-based compensation tax deductions. Results for the nine months ended July 31, 2019 were unfavorably impacted by $0.8 million of net discrete expenses primarily related to stock-based compensation tax deductions.

Net (Loss) Income. Consolidated net loss was $3.6 million for the three months ended July 31, 2020, a decrease of $9.2 million, or 164.3%, from consolidated net income of $5.6 million for the three months ended July 31, 2019. The decrease was primarily due to the decrease in operating income, partially offset by lower interest expense.

Consolidated net loss was $20.3 million for the nine months ended July 31, 2020, an increase of $17.0 million, or 515.2%, from a net loss of $3.3 million for the nine months ended July 31, 2019. The increase in loss was primarily due to the decrease in operating income and the loss on the sale of the shuttle bus businesses, partially offset by the gain on acquisition of Spartan ER, lower interest expense and income tax expense.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net (Loss) Income to Adjusted EBITDA tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2020	2019	2020	2019
Net sales	$306.7	$247.7	$802.4	$699.0
Adjusted EBITDA	12.9	12.1	25.1	35.8
Adjusted EBITDA % of net sales	4.2%	4.9%	3.1%	5.1%

Fire & Emergency segment net sales were $306.7 million for the three months ended July 31, 2020, an increase of $59.0 million, or 23.8%, from $247.7 million for the three months ended July 31, 2019. The increase in net sales compared to the prior year quarter was primarily due to net sales of Spartan ER, which was acquired on February 1, 2020 and increased throughput at one large fire plant. Excluding the impact of Spartan ER, net sales decreased by $15.5 million, or 6.3% compared to the prior year quarter. The decrease in sales was primarily related to lower shipments of ambulance units related to fewer orders for buildable stock units, supply chain disruptions and labor inefficiencies due to lingering impacts from COVID-19.

Fire & Emergency segment net sales were $802.4 million for the nine months ended July 31, 2020, an increase of $103.4 million, or 14.8%, from $699.0 million for the nine months ended July 31, 2019. The increase in net sales compared to the prior year period was primarily due to the net sales of Spartan ER, which was acquired on February 1, 2020. Excluding the impact of Spartan ER, Fire & Emergency net sales decreased by $33.7 million, or 4.8% compared to the prior year period. The decrease in sales was primarily related to the timing of shipments of fire apparatus and lower shipments of ambulance units related to fewer orders for buildable stock units, supply chain disruptions and labor inefficiencies due to lingering impacts from COVID-19.

Fire & Emergency segment Adjusted EBITDA was $12.9 million for the three months ended July 31, 2020, an increase of $0.8 million, or 6.6%, from $12.1 million for the three months ended July 31, 2019. Spartan ER contributed $5.0 million of Adjusted EBITDA during the third quarter of fiscal year 2020. Excluding the impact of Spartan ER, Fire & Emergency Adjusted EBITDA decreased by $4.2 million, or 34.7% compared to the prior year quarter. Third quarter profitability in the Fire & Emergency segment was negatively impacted primarily by labor inefficiencies within the Ambulance division caused by absenteeism and supply chain disruption related to lingering impacts of COVID-19 and lower unit production, partially offset by increased efficiency at a large fire plant and favorable mix of fire apparatus shipments.

Fire & Emergency segment Adjusted EBITDA was $25.1 million for the nine months ended July 31, 2020, a decrease of $10.7 million, or 29.9%, from $35.8 million for the nine months ended July 31, 2019. Spartan ER contributed $8.4 million of Adjusted EBITDA during the nine months ended July 31, 2020. Excluding the impact of Spartan ER, Fire & Emergency Adjusted EBITDA decreased by $19.1 million, or 53.4% compared to the prior year period. The decrease in profitability compared to the prior year period was primarily inefficiencies at two fire plants, the timing of deliveries of fire apparatus, absenteeism, and supply chain disruption within the Ambulance division related to COVID-19, partially offset by increased efficiency at a large fire plant.

Commercial Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2020	2019	2020	2019
Net sales	$92.4	$203.8	$393.8	$514.5
Adjusted EBITDA	10.3	19.4	28.1	39.7
Adjusted EBITDA % of net sales	11.1%	9.5%	7.1%	7.7%

Commercial segment net sales were $92.4 million for the three months ended July 31, 2020, a decrease of $111.4 million, or 54.7%, from $203.8 million for the three months ended July 31, 2019. The decrease in net sales compared to the prior year quarter was primarily due to net sales of our shuttle bus businesses, which were sold on May 8, 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $57.1 million, or 38.3% compared to the prior year quarter. The decrease in net sales was primarily due to fewer shipments of school buses, municipal transit buses, street sweepers and terminal trucks.

Commercial segment net sales were $393.8 million for the nine months ended July 31, 2020, a decrease of $120.7 million, or 23.5%, from $514.5 million for the nine months ended July 31, 2019. The decrease in net sales compared to the prior year period was primarily due to net sales of our shuttle bus businesses, which were sold on May 8, 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $60.9 million, or 17.0% compared to the prior year period. The decrease in net sales was primarily due to lower shipments of school buses related to uncertainty surrounding school attendance policies, lower shipments of street sweepers related to reduced capital budgets at large customers and lower shipments of terminal trucks, partially offset by increased shipments of municipal transit buses.

Commercial segment Adjusted EBITDA was $10.3 million for the three months ended July 31, 2020, a decrease of $9.1 million, or 46.9%, from $19.4 million for the three months ended July 31, 2019. Adjusted EBITDA for the prior year quarter included $1.0 million of profitability attributable to the shuttle bus businesses which were sold on May 8, 2020. Excluding the impact of the shuttle bus divestiture, Adjusted EBITDA decreased by $8.2 million, or 44.6% compared to the prior year quarter. The decrease in Adjusted EBITDA compared to the prior year quarter was primarily due to reduced shipments of school buses, municipal transit buses, street sweepers and terminal trucks within the quarter.

Commercial segment Adjusted EBITDA was $28.1 million for the nine months ended July 31, 2020, a decrease of $11.6 million, or 29.2%, from $39.7 million for the nine months ended July 31, 2019. Adjusted EBITDA for the prior year period included $1.0 million of profitability attributable to the shuttle bus businesses which were sold on May 8, 2020. Excluding the impact of the shuttle bus divestiture, Adjusted EBITDA decreased by $11.2 million, or 28.9% compared to the prior year period. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to the reduced shipment volumes of school buses, terminal trucks and street sweepers partially offset by increased shipments of municipal transit buses.

Recreation Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2020	2019	2020	2019
Net sales	$182.7	$166.7	$463.6	$542.6
Adjusted EBITDA	12.1	12.8	17.9	39.4
Adjusted EBITDA % of net sales	6.6%	7.7%	3.9%	7.3%

Recreation segment net sales were $182.7 million for the three months ended July 31, 2020, an increase of $16.0 million, or 9.6%, from $166.7 million for the three months ended July 31, 2019. The increase in net sales compared to the prior year quarter was primarily due to an increase in shipments of motorized Class A, Class B and Super C RV’s driven by strong wholesale shipments and retail demand, partially offset by a decrease in non-motorized units.

Recreation segment net sales were $463.6 million for the nine months ended July 31, 2020, a decrease of $79.0 million, or 14.6%, from $542.6 million for the nine months ended July 31, 2019. The decrease in net sales compared to the prior year period was primarily due to previously announced manufacturing shutdowns, decline of dealer foot traffic and retail sales during COVID-19 Stay-At-Home orders, primarily within the second quarter of fiscal year 2020.

Recreation segment Adjusted EBITDA was $12.1 million for the three months ended July 31, 2020, a decrease of $0.7 million, or 5.5%, from $12.8 million for the three months ended July 31, 2019. The reduction in profitability was primarily due to a COVID-19 related shutdown that extended into the quarter at a plant in California, lingering supply chain disruptions and lower sales into challenged end markets at a fiberglass plant which impacted profitability compared to the prior year.

Recreation segment Adjusted EBITDA was $17.9 million for the nine months ended July 31, 2020, a decrease of $21.5 million, or 54.6%, from $39.4 million for the nine months ended July 31, 2019. The decrease in Adjusted EBITDA compared to the prior year period was primarily due to lower shipments across most product categories due to temporary shutdowns of all Recreation businesses during the COVID-19 Stay-At-Home orders during the second quarter of fiscal year 2020 and lingering supply chain disruptions.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. Backlog does not include purchase options or verbal orders. The following table presents a summary of our backlog by segment:

($ in millions)	July 31, 2020	April 30, 2020	January 31, 2020	July 31, 2019
Fire & Emergency	$1,039.7	$1,111.7	$807.3	$775.7
Commercial	300.5	413.2	455.6	395.3
Recreation	327.8	122.9	158.3	129.7
Total Backlog	$1,668.0	$1,647.8	$1,421.2	$1,300.7

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of July 31, 2020, our backlog was $1,668.0 million compared to $1,647.8 million as of April 30, 2020. The decrease in Fire & Emergency backlog was primarily due to improved throughput at a large fire plant which has shortened the duration of backlog and increased deliveries of completed fire trucks upon physical inspections that had been delayed during COVID-19 travel restrictions. The decrease in Commercial backlog was primarily the result of divested shuttle bus backlog as well as lower school bus, municipal transit and street sweeper orders. The increase in Recreation backlog was the result of strong order intake across all product categories.

As of July 31, 2020, our backlog was $1,668.0 million compared to $1,300.7 million as of July 31, 2019. The increase in Fire & Emergency backlog was primarily due to the acquisition of Spartan ER and strong Ambulance order intake over the trailing twelve months, partially offset by improved throughput at a large fire plant which has lowered backlog duration. The decrease in Commercial backlog was primarily the result of divested shuttle bus backlog as well as lower school bus, street sweeper and terminal truck orders partially offset by an increase of municipal truck orders. The increase in Recreation backlog was the result strong order intake across all product categories.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2020 and July 31, 2019:

	Nine Months Ended July 31,
($ in millions)	2020	2019
Net cash provided by operating activities	$25.0	$22.0
Net cash (used in) provided by investing activities	(10.2)	5.5
Net cash used in financing activities	(0.8)	(19.6)
Net increase in cash and cash equivalents	$14.0	$7.9

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2020 was $25.0 million, compared $22.0 million for the nine months ended July 31, 2019. The generation of positive cash from operating activities for the nine months ended July 31, 2020, was related to improved net working capital efficiency, specifically related to inventory.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2020 was $10.2 million, compared to net cash provided by investing activities of $5.5 million for the nine months ended July 31, 2019. The increase in net cash used in investing activities for the nine months ended July 31, 2020, compared to the prior year period, was due to the acquisition of Spartan ER on February 1, 2020, net of proceeds from the sale of our shuttle bus businesses on May 8, 2020 and a decrease in proceeds from sales of other assets, partially offset by a reduction in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2020 was $0.8 million, which primarily consisted of net borrowings to fund the acquisition of Spartan ER and to pay quarterly dividends, offset by repayment of long-term debt. Net cash used in financing activities for the nine months ended July 31, 2019 was $29.1 million, which primarily consisted of net borrowings to fund working capital requirements and to repay long-term debt, to repurchase the Company’s common stock and to pay quarterly dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the nine months ended July 31, 2020, the Company paid cash dividends of $9.5 million. Our ability to pay dividends is limited under our Term Loan agreement, as amended on April 29, 2020. In order to pay dividends, the Company must have a leverage ratio, including the impact of the dividend, not to exceed 3.5 to 1.0. As a result, the Company announced the suspension of its quarterly dividend beginning the second quarter of fiscal year 2020 and will reassess at a future date.

Stock Repurchase Program

On March 20, 2018, the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018, the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program was executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program were retired and returned to authorized and unissued status. During fiscal year 2018, the Company repurchased 3,233,352 shares under this repurchase program at a total cost of $53.3 million at an average price per share of $16.47. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during the three and nine months ended July 31, 2020. The Company is no longer permitted to repurchase stock under the provisions of our Term Loan, as amended on April 29, 2020, from the date of the amendment through the maturity of the Term Loan Agreement.

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

The Term Loan Agreement contains certain financial covenants. The Company was in compliance with all financial covenants under the Term Loan as of July 31, 2020.

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

The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of July 31, 2020. As of July 31, 2020, our availability under the April 2017 ABL Facility was $220.6 million.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with GAAP. The most directly comparable GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles Net (Loss) Income to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2020	2019	2020	2019
Net (loss) income	$(3.6)	$5.6	$(20.3)	$(3.3)
Depreciation and amortization	9.2	10.9	30.9	34.8
Interest expense, net	5.7	8.4	20.3	24.2
(Benefit) provision for income taxes	(0.5)	1.9	(13.2)	—
EBITDA	10.8	26.8	17.7	55.7
Transaction expenses(a)	0.6	0.5	2.6	0.7
Sponsor expense reimbursement(b)	0.1	—	0.2	0.6
Restructuring costs(c)	2.5	1.3	6.0	4.2
Restructuring related costs(d)	0.7	—	3.9	—
Stock-based compensation expense(e)	1.8	2.5	7.2	7.3
Legal matters(f)	0.1	0.8	1.6	5.3
Loss on sale of business(g)	0.5	—	9.3	—
Gain on acquisition of business(h)	—	—	(11.9)	—
Impairment charges(i)	3.7	—	3.7	2.8
Losses (earnings) attributable to assets held for sale(j)	0.6	1.0	(0.8)	3.3
Deferred purchase price payment(k)	—	0.6	0.1	2.8
Adjusted EBITDA	$21.4	$33.5	$39.6	$82.7

The following table reconciles Net (Loss) Income to Adjusted Net Income (Loss) for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2020	2019	2020	2019
Net (loss) income	$(3.6)	$5.6	$(20.3)	$(3.3)
Amortization of intangible assets	3.0	4.1	10.4	13.3
Transaction expenses(a)	0.6	0.5	2.6	0.7
Sponsor expense reimbursement(b)	0.1	—	0.2	0.6
Restructuring costs(c)	2.5	1.3	6.0	4.2
Restructuring related costs(d)	0.7	—	3.9	—
Stock-based compensation expense(e)	1.8	2.5	7.2	7.3
Legal matters(f)	0.1	0.8	1.6	5.3
Loss on sale of business(g)	0.5	—	9.3	—
Gain on acquisition of business(h)	—	—	(11.9)	—
Impairment charges(i)	3.7	—	3.7	2.8
Losses (earnings) attributable to assets held for sale(j)	0.6	1.0	(0.8)	3.3
Deferred purchase price payment(k)	—	0.6	0.1	2.8
Impact of tax rate change(l)	—	—	(3.5)	—
Income tax effect of adjustments(m)	(3.7)	(2.8)	(11.0)	(10.4)
Adjusted Net Income (Loss)	$6.3	$13.6	$(2.5)	$26.6

(a)	Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)

Restructuring expenses in the current fiscal year consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate and the Fire division and lease termination costs related to the closure of a Spartan ER facility.

Restructuring expenses in the prior year period consisted of personnel costs, including severance, vacation and other employee benefit payments as well as facility closure and lease termination costs.

(d)	Reflects costs that are directly attributable to restructuring activities, including leadership changes, but do not meet the definition of restructuring under ASC 420.
(e)	Reflects expenses associated with the vesting of equity awards and award modifications.
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

(i)

In connection with the anticipated liquidation of all rental vehicles, the Company recorded a $3.7 million impairment charge during the three months ended July 31, 2020. This impairment charge represents the difference between the carrying value of the assets and expected sale proceeds.

Impairment charge in the prior year period reflects additional non-cash impairment charges related to the sale of the assets of Revability. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(j)

Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents shuttle bus businesses and REV Coach during fiscal year 2020 and Revability during fiscal year 2019.

(k)

Reflects the expense associated with the deferred purchase price payments to sellers of Lance. The Company paid $5.0 million during the first quarter of 2019 and $5.0 million during the second quarter of fiscal year 2020 to fully settle the deferred liability.

(l)

Reflects the impact of net operating loss carrybacks as a result of the CARES Act. Refer to Note 13, Income Taxes, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(m)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three and nine months ended July 31, 2020 and July 31, 2019, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

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

Item 4. Controls and Procedures.

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2020.

During the quarter ended July 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 14, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business faces many risks and uncertainties that we cannot control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks set forth below and in “Item 1A. Risk Factors,” in our 2019 Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020, together with the other information contained in our other filings with the SEC, in connection with evaluating the Company and our business. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

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

The COVID-19 pandemic has also disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Beginning the week of March 23, 2020, we suspended normal production activities within the Recreation segment at all four of our RV production facilities in Indiana and California and furloughed most salaried employees within the Recreation segment. While operations at these facilities generally restarted in May 2020, we cannot predict whether our facilities will experience additional disruptions or more significant or frequent disruptions in the future.

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

Further, if our operations, employees, suppliers or customers are adversely impacted by COVID-19, including individual infections leading to injury or death, or the inability for us to meet our contractual obligations, then we may be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to the above items could be significant and could adversely impact our results.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Change in Control Severance Agreement Form.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: September 9, 2020	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Date: September 9, 2020	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Financial Officer