Form 10-K
period 2020-10-31
REV Group, Inc.
filed 2021-01-07
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37999

REV Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3013415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 South Executive Drive, Suite 100 Brookfield, WI	53005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 290-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 Par Value)	REVG	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $167,321,299 based on the last reported sale price of such securities as of April 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

The number of shares of the Registrant’s Common Stock outstanding as of January 5, 2021 was 63,602,835.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 4, 2021, are incorporated by reference into Part III of this Report.

i

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of the COVID-19 pandemic on our business and the specialty vehicles industry;
•	The impact of economic factors and adverse developments in economic conditions;
•	The seasonal nature of the markets in which we operate;
•	Disruptions in the supply of vehicle chassis or other critical materials;
•	Our ability to compete with other participants in the end markets we serve;
•	The impact of technological innovations, market developments and changing customer needs across the end markets we serve;
•	Our ability to successfully identify and integrate acquisitions;
•	Our business has certain working capital requirements, and a decline in operating results may have an adverse impact on our liquidity position;
•	The realization of contingent obligations;
•	Increases in the price of commodities, including the impact of tariffs, on the cost or price of our products;
•	The impact of currency value fluctuations on the cost or price of our products;
•	Our reliance on the performance of dealers;
•	The availability and terms of financing available to dealers and retail purchasers;
•	Our ability to retain and attract senior management and key employees;
•	Vehicle defects, delays in new model launches, recall campaigns, or increased warranty costs;
•	Cancellations, reductions or delays in customer orders;
•	The impact of federal, state and local regulations governing our products;
•	Unforeseen or recurring operational problems at any of our facilities and catastrophic events;
•	Federal and local government spending levels;
•	Our operations and the industries in which we operate are subject to governmental laws and regulations, including relating to environmental, health and safety matters;
•	The influence of AIP over us, including its contractual right to nominate a majority of our directors and other contractual rights;
•	Changes to tax laws or exposure to additional tax liabilities;
•	Failure to maintain the strength and value of our brands; and
•	Our being a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualifying for, and relying on, exemptions from certain corporate governance requirements.

ii

Website and Social Media Disclosure

We use our website (www.revgroup.com) and corporate Twitter account (@revgroupinc) as routine channels of distribution for company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Securities and Exchange Commission (“SEC”) Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

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

Item 1. Business.

REV is a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 62% of our net sales during fiscal year 2020 came from products where we believe we hold such share positions.

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

Our products are sold to municipalities, government agencies, private contractors, consumers and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 21% of our net sales in fiscal year 2020, with no single customer representing more than 5% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: rising municipal spending, a growing aged population, growing urbanization, growing student populations, the increasing popularity of outdoor and active lifestyles and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our unique scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and shortening delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments via our proprietary REV Business System and in areas including: procurement, engineering and product development and lean manufacturing. We believe our manufacturing and service network, consisting of 22 manufacturing facilities, 9 Regional Technical Centers (“RTCs”) and 4 aftermarket parts warehouses, provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to geographically diverse labor pools, delivery costs and lead times, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, technology application, integration, and assembly activities, which require relatively low levels of capital expenditures. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our ability to grow through acquisitions. We seek to make synergistic acquisitions that further enhance our existing market positions or enter REV into new, attractive product segments. In the past 14 years, we have completed 17 acquisitions. We believe we have the opportunity to grow and enhance the earnings profile of acquired businesses by expanding access to sales distribution channels, consolidating acquired businesses into our existing operations and by introducing the REV Business System and scale into the newly acquired businesses to drive profitable growth.

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

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. We continue to focus on initiatives to accelerate growth and improve our profitability. These initiatives include: reviewing the product portfolio, improving brand management, developing new products, strengthening distribution, leveraging a centralized enterprise-wide procurement strategy, growing adjacent and aftermarket products and services, improving production processes within our facilities, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

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

Our Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) and Ferrara, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. During the second quarter of fiscal year 2020, we acquired Spartan Emergency Response (“Spartan ER”) which consists of Spartan, Smeal, and Ladder Tower brands. In fiscal year 2020, we began a process to sunset the Marque, McCoy Miller and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

Cab & Chassis

•Custom manufacture of emergency response cabs and chassis which are sold to other custom fire apparatus OEM’s and tailored to customer specifications based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized

•        Built to keep crews comfortable and safe with high rooflines, flat floors, Advanced Climate Control systems, and the industry’s #1 advanced safety system

•Ergonomic and spacious cab with improved visibility, in-cab communications, storage and comfort

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

•       Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

•       Patient compartment structural aluminum “box” mounted on a cut-away van chassis and has the same use and application as a Type I ambulance

Our Commercial segment is a leading producer of small Type A school buses, transit buses, terminal trucks and sweepers in the United States. We serve municipal segments through the Collins Bus and ENC brands. We serve the terminal truck market through the Capacity brand and the sweeper market through the Lay-Mor brand. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports). Within each market, we produce many customized configurations to address the diverse needs of our customers. In the third quarter of fiscal year 2020, we sold our shuttle bus businesses which included Krystal, Goshen Coach, ElDorado National (Kansas), Federal Coach, Champion and World Trans brands and manufacturing facilities. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

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

Our Recreation segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Discovery LXE, Renegade Verona, Renegade XL, Weekender, Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. Within our Recreation segment, we have some of the most well-recognized Class A diesel and gas motorized RV brands in the market.

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

•     Lance Camper makes one of the most popular truck campers in America

•     Truck campers are portable units easily loaded onto the bed of a pickup truck

•     Truck campers range in size from 6’- 12’ with floorplan arrangements that sleep 3-6 people

•     Livable areas are maximized, most floorplans offer full kitchens, bathrooms, living areas and storage space

Our Markets

We operate primarily in the United States in the fire and emergency, commercial and recreation markets, which represented approximately 94% of our overall net sales for fiscal year 2020. For fiscal year 2020, our net sales to international markets (including Canada) amounted to $132 million, representing approximately 6% of our overall net sales for fiscal year 2020. We sell internationally through dealers and agents to end markets that utilize U.S.-style chassis and product configurations.

Fire and Emergency Markets

Fire and emergency products are used by municipalities and private contractors to provide essential services such as emergency response, patient transport and fire suppression, among other activities. Nearly all fire apparatus and ambulances are customized in some form; however, they share many common production and component attributes, such as similar manufacturing and engineering processes, raw materials (aluminum, lights, wire harnesses, paint and coatings, among others). The sales prices for our fire and emergency products can vary considerably given their highly customized nature, but generally range from $200,000 to $650,000 for pumper trucks, $500,000 to $1,200,000 for aerial fire trucks and $65,000 to $350,000 for ambulances. Demand is driven primarily by the replacement of in-service fleets, as well as by factors such as a growing aged population and a growing overall population (driving increased patient transportation and emergency response needs), new real estate developments, taller buildings (requiring more aerial vehicles), international airport growth (requiring Federal Aviation Administration-specified ARFF vehicles), and municipal funding levels. Local tax revenues are an important source of funding for fire and emergency response departments in addition to Federal grant money and locally raised funding. We estimate that ambulances have useful lives of 5-7 years and generally operate on a 24/7 schedule, driving significant annual mileage which ultimately leads to a replacement sale or remount service as their underlying chassis wears out. We estimate that pumper trucks and aerial fire trucks have useful lives of 10-12 years and 20-30 years, respectively, and that despite operating at a lower level of annual miles driven, these vehicles become obsolete before they mechanically wear out due to technological advances over those time periods.

We believe that a growing aged population, longer life expectancy, urbanization and the increasing use of emergency vehicles for non-critical care transport are all positive trends for the ambulance market.

Commercial Markets

REV’s Commercial segment addresses a broad variety of products and end markets. The transit bus markets include applications such as airport car rental, airport shuttle, college and university transit, city transit and numerous other applications. We believe the commercial bus markets we serve will sustain positive long-term growth supported by growing levels of urbanization which will require increasing commercial bus usage, increased government transportation spending, a necessary replacement cycle of public and private bus customers and the introduction of new bus products.

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

The sales prices for our bus and specialty vehicles can vary considerably, but generally range from $45,000 to $80,000 for Type A school buses, $200,000 to $600,000 for transit buses and $25,000 to $165,000 for other specialty vehicles. We estimate that Type A school buses have useful lives of 8-10 years, that transit buses have useful lives of approximately 10-12 years and other specialty vehicles have useful lives of 5-7 years.

Recreation Markets

The RV industry includes various types and configurations of both motorized and towable RVs of which we currently manufacture and sell Class A (diesel and gas), Class B, Class C motorized RVs and towable campers. Motorized RVs are self-contained units built on motor vehicle chassis with their own lighting, plumbing, heating, cooking, refrigeration, sewage holding and water storage facilities. Class A RVs are generally constructed on purpose-built chassis for reaction travel complete with engine and drivetrain components. We then build the vehicle body, and design, fabricate and install the living area and driver’s compartment of these motorized RVs. Class B RVs are built on a consumer van chassis with the entire living area contained within the existing van frame. Class C RVs are built on consumer truck or van chassis which include an engine, drivetrain and a finished cab section. In Class Cs we design, fabricate and install the living area to connect to the driver’s compartment and the cab section. Super Class C RVs are heavy duty Class C motorhomes built on a commercial truck chassis that can be used in conjunction with other outdoor or sporting activities because of a larger towing capacity. We also design and manufacture a portfolio of towable travel trailers and truck campers. These trailers and campers are comprised of a self-contained living area with their own heating, lighting, plumbing, cooking, refrigeration, sleeping and bathroom facilities but excluding a motor vehicle chassis. These products require the RV owner to utilize a motor vehicle to pull or carry them between destinations.

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

Customers and End Markets

Our end markets include the municipal market (vehicles for essential services such as emergency response, firefighting patient transportation and student transportation), the private contractor market (privately owned fleets that provide transportation services), the consumer market (vehicles for transportation and leisure needs) and the industrial/commercial markets (vehicles for transportation, construction projects and global port and intermodal transportation applications). Based on aggregated available industry data, we estimate that the combined size of our annual addressable markets is approximately 84,000 vehicles.

Our top 10 customers combined accounted for approximately 21% of our net sales for fiscal year 2020, with no customer representing more than 5% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we benefit from many long-term customer relationships.

Approximately 58% of our net sales in fiscal year 2020 were made directly or indirectly to governmental bodies, including municipalities, such as fire departments, school districts, hospitals and the U.S. federal government. In fiscal year 2020, our approximate direct or indirect net sales by end market was as follows: 58% government, 27% consumer, 6% private contractor and 9% industrial/commercial.

For fiscal years 2020 and 2019, approximately 98% and 97%, respectively, of our net sales were to customers located in the United States and Canada.

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

•

Replacement demand for essential vehicles—The annual volume of ambulance sales in the United States reached peak levels starting in fiscal year 2017 before returning to a level that we believe is more in line with normalized replacement demand. We believe annual sales levels for fire will grow commensurate with macro trends in the future.

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

Our Strengths

We believe we have the following competitive strengths:

Market Leader Across All Segments with a Large Installed Base— We believe we are a market leader in each of the fire and emergency, commercial and recreation vehicle markets. Approximately 62% of our net sales during fiscal year 2020 are in markets in which we believe we hold the first or second market share positions. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States. We also believe our Commercial segment is the #1 producer of Type A school buses in the United States and a leading producer of transit buses, terminal trucks and sweepers. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs. We are also a leader in high-end Class B and Super C RVs under the Midwest and Renegade brands. We also believe we have one of the highest quality travel trailer and truck camper product lines under the Lance brand name.

We estimate that the replacement value of our installed base of approximately 227,000 vehicles across our segments is approximately $36 billion, which we believe is a significant competitive advantage for both replacement unit sales and aftermarket parts, which we estimate to be $830 million of potential sales, and service sales, as brand familiarity drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleets of ambulances and fire apparatus standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

Broad Product Portfolio and Well-Recognized Brands— Our product portfolio is comprised of high-quality vehicles sold under well-established principal vehicle brands that in many instances pioneered their market segments. For example, we believe the first Type A yellow school bus was developed and sold by Collins Bus and the first Type I ambulance was developed and sold by Horton. We believe our portfolio is comprised of complementary product offerings in adjacent markets and enables us to attract and retain top dealers who in many instances sell multiple REV brands in their territories. Our vehicle platforms are highly customizable and can meet nearly all product specifications demanded by our customers. In each of the markets that we serve, we believe our brands are among the most recognized in the industry, representing performance, quality, reliability, durability, technological leadership and superior customer service.

Centralized Sourcing— We utilize a centralized sourcing model that includes a dedicated team of procurement professionals to complement our segment sourcing teams so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our growing scale within our markets to achieve more competitive pricing and to help ensure availability. We integrate our acquired companies into our centralized sourcing model to lower their costs.

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for products across all of our segments, as older demographics are a key demand driver for products such as emergency vehicles and RVs. In the municipal Fire & Emergency segment, increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. Our Commercial segment is poised to grow as a result of government subsidies for alternative fuel source transportation and increasing urbanization within the United States which is expected to drive greater demand for commercial buses. We believe demand for our school buses and our fire and emergency vehicles will grow with increasing state and local government spending. We also believe our RV segment is poised for long-term industry growth driven by increased interest in camping among older and younger generations and market unit recoveries to historical average levels for certain product categories. Additionally, we believe the current U.S. camper base of 45 million people represents an opportunity to expand the RV customer base. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in the United States, similar positive market dynamics exist in other parts of the world, providing an opportunity for future global growth in each of our segments. Only approximately 6% of our net sales in fiscal year 2020 were from sales to customers outside the United States.

Unique Scale and Business Model— As the only manufacturer of specialty vehicles across all three of our product segments and one of the largest participants in our markets by net sales, we enjoy a unique position relative to many of our competitors that we believe provides a competitive advantage and an enhanced growth profile. Many of our products contain similar purchased components, such as chassis, engines, lighting, wiring and other commodities which increases our leverage with and relevance to key suppliers as compared to our competition. The operational processes across our different products are based on common elements, such as chassis preparation and production, body fabrication, product assembly and painting which allow us to develop best practices across our manufacturing system and implement those processes to drive operational efficiency. Our platform also allows us to leverage the combined engineering resources and product development resources from our broad network to bring new products, features and customer specific customization to market faster. Our business model makes us more desirable to our distribution channel partners as we are able to provide them with a full line of products to address our mutual customers’ needs across a wider variety of price and product feature elements which gives dealers the opportunity to sell to a larger customer base and grow their sales and earnings. Additionally, our scale allows us to amortize investments more efficiently in service locations, parts sales infrastructure and information technology tools, among others.

Business Model Produces Attractive Financial Characteristics—Our core production processes are design, engineering, component integration and assembly in nature, creating a business model that includes a variable cost structure, low required levels of maintenance capital expenditures as a percentage of net sales, structural ability to drive attractive levels of return on invested capital and strong revenue visibility in certain product categories with longer backlogs. Based on our long-term historical results of operations, we estimate that across all three of our segments, approximately 82% of our cost of goods sold is comprised of direct materials (including chassis) and direct labor, which are typically variable in nature. Because these costs are associated with the specific production of our vehicles in each period, they are typically adjusted within a given period based on production levels in that period. Our remaining cost of goods sold is comprised of certain indirect labor and overhead costs which are fixed or semi-variable in nature because these costs are not linked to specific vehicle volumes in a given period. The time required to adjust these levels of spending is longer and management decisions regarding these costs are typically made based on longer term trends and forecasts. In addition, our selling, general and administrative expenses are primarily comprised of salaried payroll expenses which we structure around the level of demand in our markets and based on each business’ sales distribution characteristics. Finally, certain of our businesses carry a relatively long-duration backlog which enables strong visibility into future net sales which can range from two to twelve months depending on the product and market. Where this backlog visibility exists, we are able to more effectively plan and predict our sales and production activity.

Experienced Consolidator with Proven Ability to Integrate Acquisitions—Over the last 14 years, we have completed 17 acquisitions across our Fire & Emergency, Commercial and Recreation segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, extensive distribution networks, access to low cost capital and reputation as an active and effective strategic acquirer, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers, within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

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

Accelerate Aftermarket Growth— Our end users’ large in-service fleets create strong demand for aftermarket parts in order to keep vehicles running and to support their residual value. We have ecommerce capabilities to provide our customers with real time data on parts availability and pricing for each of the vehicles we manufacturer. In 2019, we invested in our aftermarket services network infrastructure with the implementation of Salesforce Service Cloud to automate the management of customer service cases and parts sales on a 1:1 level at scale.

Pursue Value Enhancing Acquisitions— We seek to pursue acquisitions which enhance our existing market positions, facilitate our entry to new product categories and/or markets and achieve our targeted financial returns. We have a long history of acquisitions with 17 transactions completed over the past 14 years. Given our leadership positions within our markets and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to identify, execute and integrate acquisitions while realizing synergies. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our aftermarket strategies and provide strong synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach, and simultaneously produce attractive financial returns.

Our Equity Sponsor

The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.3% of REV Group’s voting equity as of October 31, 2020. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

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

As one of the leaders in each of our markets, we believe our distribution network consists of many of the leading dealers within each segment. We believe our extensive dealer network has the ability to meet the needs of end customers with high to low value-

added products, such as vehicles, equipment, components and parts and services, at a variety of price points and order sizes. As a result, most of our dealers have sold our products for over a decade and are serving a well-established installed base of end customers, creating cost advantages and entrenched positions due to customer loyalty. We also periodically assist our dealers in composing bid packages for larger opportunities that involve our product lines. We continue to grow and enhance our distribution network into underserved areas. In addition, we evaluate export opportunities from time to time in select international markets through our direct sales force and our established international dealerships and agents.

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

Our fire apparatus business uses its direct sales force and its dealer network comprised of approximately 96 dealers in the United States and Canada and approximately 36 international dealers to sell its products. We have continued to grow our distribution network into underserved areas. As such, we believe there are significant opportunities to grow our dealer footprint to serve this market. We believe that with our new product and expanding dealer network in this area, we will begin to capture additional market share going forward.

Commercial Segment

We utilize dealer distribution in markets where a local, experienced dealer is available to sell and service our vehicles. Selling through a dealer can be more cost effective than utilizing direct sales personnel in some cases. As a result, we continually evaluate potential dealer relationships to determine if the addition of a dealer in a given region would be advantageous to net sales and our market share. In addition to our dealer network, we also utilize direct national accounts, such as transit agencies, school transportation contractors and rental car companies.

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

Manufacturing and Service Capabilities

We currently operate 22 manufacturing facilities, 9 RTCs and 4 aftermarket parts warehouses across the United States with approximately 5.8 million square feet of manufacturing and service space. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

We strive to instill a manufacturing culture of continuous improvement through our proprietary REV Business System and other initiatives. Many of our direct labor employees are taught lean manufacturing principles or other operational best practices to improve the efficiency of their production processes and enhance their employment experience. The commonality and scale of the REV

Business System across all of our factories in the areas of chassis production/preparation, product assembly and flow processes and “body” and apparatus design and manufacturing allows us to share efficiency and operational best practices across our segments.

Our RTC footprint is strategically placed throughout the United States and our locations are staffed with technicians and customer service representatives to support our approximately 227,000 installed base of vehicles. Our RTCs complement our dealer network to provide our end users with the parts and service that they need to keep their fleets operating and to meet the demand of their customers. The services that we provide at our RTC locations include normal maintenance and service activities, damage repair and rebuilding services. Rebuilding services include manufacturer certified repair and apparatus remounting processes that can extend the life of a vehicle and reduce the total cost of ownership for our end users.

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

R&D costs are expensed as incurred and included as part of operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s R&D costs include only those incurred for the design of a new vehicle platform that is made commercially available to a broad portion of our end markets. Our R&D expenses do not include the costs to design and develop specific customized products to individual customers or end users. These costs are included as normal production costs associated with the sale of the specific product for which they were incurred. R&D costs totaled $5.8 million, $4.8 million and $6.5 million for fiscal years 2020, 2019 and 2018, respectively.

Suppliers and Materials

In fiscal year 2020, we purchased $1.45 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing 30% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

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

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals to complement our segment sourcing teams so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our growing scale within our markets to achieve competitive pricing and ensure availability. Furthermore, we have historically integrated our acquired companies into our centralized sourcing model to lower their costs. We do not typically enter into sourcing arrangements that are more than 24 to 36 months in duration and we do not undertake defined purchase agreements requiring fixed commitments or “take or pay” requirements with our vendors.

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

We own a portfolio of intellectual property, including approximately 52 patents, confidential technical information and technological expertise in manufacturing specialty vehicles. We also own approximately 188 registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Spartan, Smeal, Ladder Tower Company, Wheeled Coach, AEV, Horton, Leader, Collins, ENC, Capacity, Lay-Mor, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade, Midwest and Lance.

While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position is dependent primarily on our patents or trademarks or that our operations are dependent upon any single patent or group of related patents to manufacture our products. We nevertheless face intellectual property-related risks. For more information on these risks, see “Item 1A. Risk Factors—Risks Relating to Our Business—Intellectual property risks or failure to maintain the strength and value of our brands may adversely affect our business and may dilute our competitive advantage.”

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

In addition, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties or the properties of our predecessor companies, or third-party sites to which we or our predecessor companies have sent hazardous waste for disposal or treatment. Liability under these laws may be imposed without regard to fault and may be joint and several. For example, in April 2012, we received a request for information from the EPA regarding the contamination of soil and groundwater at the San Fernando Valley Area 2 Superfund Site (the “San Fernando Site”). This site is regional in scale, encompasses large portions of the Los Angeles area, and potentially involves many persons (known as “potentially responsible parties” or “PRPs”). The EPA has overseen investigative and remedial activities at the San Fernando Site for many years. Historically, the agency has focused on volatile organic compound (“VOC”) contamination. More recently, the EPA identified chromium as a contaminant of concern at the San Fernando Site, and we believe that it was in that connection that the EPA sent us a request for information regarding whether a prior owner or operator of a facility located within the boundary of the San Fernando Site is a predecessor company to us (although we do not currently operate a facility in such area). The precise nature and extent of VOC and chromium contamination at the San Fernando Site, the nature and cost of any remedial actions that the EPA may require in connection with such contamination, the number and identity of PRPs that might share in responsibility for the VOC and chromium contamination, and whether the Company will become involved as a PRP are not known at this time. If we were to become involved as a PRP at the San Fernando Site, we could be compelled to contribute to the cost of investigations and remediation at the site. We are unable to estimate the potential impact of this liability at this time, and our ability to collect on our insurance policies for remediation costs or damages in connection with any claims relating to the San Fernando Site is unknown at this time. This liability would be allocated among us and other PRPs that are solvent. See “Item 1A. Risk Factors—Risks Related to Legal,

Regulatory and Compliance Matters—Our operations and the industries in which we operate are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.”

Competition

The markets in which we participate are highly competitive. We compete with both divisions of large, diversified companies as well as private and public companies. Several of our competitors may have more financial resources than us but we have also been increasing the scope and scale of the products we produce and the markets we serve. We believe that through this growth we are developing a relatively scaled business across all three of our segments, which creates a competitive advantage against a large portion of our competition and makes us more relevant compared to our larger competitors. We believe that we have been able to effectively compete on the basis of product quality and reliability, total cost of ownership, breadth of product offerings, manufacturing capability and flexibility, client-specific customization, price, technical capability, product innovation, customer service and delivery times. The combination of our products, aftermarket support and large installed base of vehicles provides us with a competitive advantage across our end markets.

In the Fire & Emergency segment, our competition includes Pierce Manufacturing (Oshkosh Corp.), Rosenbauer International, Demers Ambulance, Crestline, Medix Specialty Vehicles, FWD Seagrave and Life Line Emergency Vehicles, among others. In the Commercial segment, our competition includes, New Flyer Industries, Inc., Thomas Bus (Daimler), Blue Bird Corporation, Gillig, Navistar International, Inc., TICO, Kalmar (Cargotec) and Nova Bus (Volvo), among others. In the Recreation segment, our competition includes Thor Industries, Inc., Winnebago Industries, Inc., Forest River, and Tiffin Motorhomes, Inc., among others.

Employees

As of October 31, 2020, we had approximately 7,060 employees. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Human Capital Management

Oversight & Management

We believe our success depends on the strength of our workforce. The Chief Human Resources Officer ("CHRO") is responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. The CHRO and the Chief Executive Officer ("CEO") regularly update our board of directors on the operation and status of these human capital activities. Key areas of focus include:

•

Training & Development – We are committed to the continued development of our people. Strategic talent reviews occur annually across all operational business units and corporate functions. The CEO and CHRO convene meetings with senior company leadership to review talent data and plan development actions for top enterprise talent. We also provide technical, professional and leadership training through several learning formats. We partner with local educational institutions and trade skills organizations to prepare workers with on-the-job technical training. Employees can access a rotating catalog of online professional skills learning through our recently established Learning Management System (LMS). In addition to other leadership development efforts, we have recently developed and are introducing instructor-led leadership skills training to all supervisors.

•

Engagement – Currently, none of our employees are represented under collective bargaining agreements and we enjoy generally favorable employee relations. To fully understand and drive greater employee engagement and retention, we sponsor structured, employee Roundtable Discussions at all business units. Employee concerns are documented, shared with senior leadership and actions are taken to address the areas of concern. Roundtable outcomes and actions are posted within the facility for employees to review. Roundtables are held at least quarterly at all business units and monthly at some locations.

•

Health and Safety – Our Health and Safety Management System is a consistent and standard approach to impact the work environment and culture at each REV business unit. The system is guided by an executive committee that provides focus and priority to compliance and industry best practices that protect our employees while performing work within our operations. Each business unit is responsible for evaluating their unique operations and applying the defined controls to engage employees and manage injury risk. We use leading and lagging metrics to monitor our performance and effectiveness across our operations and individual busines units.

Like many companies, the COVID-19 pandemic has been especially challenging as we focused our health and safety efforts on protecting our employees and families from potential virus exposure while continuing to support our key customers in emergency response and other critical infrastructure operations. Since the beginning of the pandemic, we have developed plans and taken focused actions aligned with the Centers for Disease Control and Prevention to protect, manage, and communicate with our workforce to contain the impacts of the virus.

Corporate Information

REV Group, Inc. is a corporation organized under the laws of the state of Delaware. Our principal executive offices are located at 245 South Executive Drive, Suite 100, Brookfield, Wisconsin 53005. Our telephone number at that address is (414) 290-0190. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available through our website, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our website address is www.revgroup.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not rely on any such information in making the decision whether to purchase shares of our common stock.

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

Concerns regarding and measures implemented in response to pandemics of infectious disease have and could further cause changes in global travel patterns, negatively influencing demand for new RVs and other vehicles, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Moreover, because demand for new RVs and terminal trucks is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response could lead to reduced demand for our products, which could adversely affect our financial position, results of operations and cash flows. Further, federal, state and municipal governments have incurred unexpected costs and spending related to the COVID-19 pandemic, and tax revenues may have been negatively impacted as well. It is unclear how that may impact government budgets and future spending on fire trucks, ambulances, transit buses, school buses, and other vehicles for which government funding is used to purchase the Company’s products.

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

Although the amount of our sales and costs denominated in foreign currencies is not currently significant, we may increase our international operations in the future, which would increase our exposure to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws and social, political and economic instability and the widespread outbreak of infectious diseases, including the ongoing outbreak in China and other countries. In particular, changes in currency values could also impact the level of foreign competition in our domestic market as international products become more or less costly due to the relationship of the U.S. Dollar to other currencies. Currency exchange rates have fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

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

Our business depends on the performance of dealers, including the availability and terms of financing to dealers, and disruptions within our dealer network could have a negative effect on our business.

We rely to a significant extent on our independent dealer networks to sell our products to end customers. We estimate that we distribute approximately 67% of our products through a system of independent, authorized dealers, many of whom sell products from competing manufacturers. Our business is therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.

Our dealer agreements are typically for a multi-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. We can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2020, but there may continue to be consolidation and changes in the dealership landscape over time. If we are unable to renew a contract with one or more of our significant dealers or re-negotiate an agreement under more advantageous terms, our sales and results of operations could be adversely affected.

Our business is also affected by the availability and terms of financing to dealers and retail purchasers. Many of our dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings available to the end customer and could lead to reduced sales of our products. A small number of financial institutions provide the majority of our dealers’ total financed vehicles outstanding in a floor plan financing program at any point in time. Substantial increases in interest rates and decreases in the general availability of credit have in the past had an adverse impact upon our business and results of operations and may do so again in the future. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

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
•

government shutdowns (such as those which occurred in 1995-1996, in 2013 and in late 2018 through early 2019, and related to the COVID-19 pandemic) and other potential delays in government appropriations processes;

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

We have experienced, and expect to continue to experience, significant variability in sales, production and net income, including historically as a result of seasonality in our Recreation segment. Certain of our other products, such as school buses, have also historically been, and are expected to continue to be, seasonal. This seasonality has an impact on the comparability of our quarterly results. Moreover, weak macroeconomic conditions can adversely affect demand for certain of our products and lead to an overall aging of product fleets beyond a typical replacement cycle. During economic downturns that would result in lower demand of our vehicles, we may find it necessary to reduce production line rates and employee headcount. An economic downturn may reduce, and in the past has reduced, demand in all of our segments, resulting in lower sales volumes, lower prices and decreased operating profits or losses. Additionally, our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher sales during the third quarter and fourth quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by school districts ordering more school buses prior to the beginning of a school year, the consumer buying habits for RVs, municipal spending and budget cycles, the impact of travel and construction in the summer months, as well as how certain seasonal months aggregate into our fiscal quarters which are different than calendar quarters. Dealer demand and buying patterns may also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. Consequently, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

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

Intellectual property risks or failure to maintain the strength and value of our brands may adversely affect our business and may dilute our competitive advantage.

Our brands are integral to our business as well as to the implementation of our strategies for expanding our business, and we rely on proprietary intellectual property, including numerous registered trademarks, as well as licensed intellectual property for the manufacture and competitiveness of our products. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could cause significant damage to our brand name and reputation, interfere with our ability to effectively represent our Company to our customers, contractors, suppliers and/or licensees and increase litigation costs, which could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations.

Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high-quality services, warranty plans, products and resources and a consistent, high-quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could hurt our image, resulting in reduced demand for our products and a decrease in net sales.

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

Risks Relating to Acquisitions and Divestitures

If we are unable to successfully identify and integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and are likely to continue to be a significant component of our growth strategy. From time to time we seek to identify and complete acquisitions. Our historical acquisitions include KME in April 2016, Renegade in December 2016, Ferrara and Midwest in April 2017, Lance Camper in January 2018 and Spartan Emergency Response in February 2020. We may continue making strategic acquisitions in the future. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected we would achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

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

As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. We continue to review our portfolio and may pursue additional divestitures. From time to time, we engage in discussions with third parties about potential acquisitions and divestitures of one or more of our businesses that, if fully consummated, could result in the divestiture of a material amount of assets and contribution to our results of operations. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, when we decide to sell a business, we may be unable to do so on our terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms.

During the current year, we recognized charges related to divestitures of $11.1 million (see Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional details on divestiture activities and related charges).

If we do not realize the expected benefits of any divestiture transaction, our consolidated balance sheets, results of operations and cash flows could be negatively impacted.

Risks Relating to Our Indebtedness, Contingent Obligations, Liquidity and Financial Position

Our business has meaningful working capital requirements and a decline in operating results or access to financing may have an adverse impact on our liquidity position.

Our business has meaningful working capital requirements. We had $340.5 million of long-term debt outstanding as of October 31, 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

Our April 2017 ABL Facility and Term Loan Agreement mature on April 25, 2022. Although we intend to refinance the loan in 2021, no assurances can be given that we will be able to refinance our April 2017 ABL Facility and Term Loan Agreement on commercially reasonable terms, if at all, and we cannot assure you that we will maintain a level of cash flows sufficient to pay the principal, premium, if any, and interest on our April 2017 ABL Facility and Term Loan Agreement. Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain. See Note 9 to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional details on our existing long-term debt.

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

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. Additionally, we have entered into repurchase agreements with certain lending institutions and are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized. See Note 16 to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion of these contingent liabilities.

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

Risks Related to Legal, Regulatory and Compliance Matters

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

In addition, we regularly undergo tax audits in various jurisdictions in which we operate. Although we believe that our income tax provisions and accruals are reasonable and in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation, could be materially different from our historical income tax provisions and accruals. The results of a tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties and interest assessments.

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

We are party to two consolidated putative securities class actions and a consolidated purported derivative action, as well as other litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against us and certain of our officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The federal and state courts each consolidated multiple separate actions pending before them. The actions allege certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. A related consolidated purported derivative action is also pending in federal court, premised on allegations similar to those asserted in the consolidated federal securities litigation. See “Item 1. Legal Proceedings.”

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

Risks Relating to Our Controlling Shareholder

AIP is party to the Shareholders Agreement (as defined below) and has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

As of October 31, 2020, AIP owned 33,774,310 shares of our common stock, which represents 53.3% of our total outstanding shares of common stock. AIP is also party to an amended and restated shareholders agreement (the “Shareholders Agreement”) that, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. For a discussion of the Shareholders Agreement, see “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.” As long as these stockholders own or control at least a majority of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain corporate office space in Brookfield, Wisconsin. The locations of the RTCs, aftermarket parts warehouses and manufacturing properties that we currently own or lease are listed below. We believe that our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

RTCs & Aftermarket Parts Warehouses	Approximate Square Feet	Segment	Owned or Leased
Ocala, Florida	63,000	Fire & Emergency	Owned
Little Ferry, New Jersey	22,000	Fire & Emergency	Leased
Fort Lauderdale, Florida	19,000	Fire & Emergency	Leased
Riverside, California	18,000	Fire & Emergency	Owned
San Francisco, California	3,000	Fire & Emergency	Leased
Tallahassee, Florida	3,000	Fire & Emergency	Leased
Pipersville, Pennsylvania	12,500	Fire & Emergency	Leased
Decatur, Indiana	90,000	Recreation	Owned
Coburg, Oregon	36,000	Recreation	Leased
Jefferson, North Carolina	92,000	Aftermarket parts warehouse	Owned
Decatur, Indiana	90,000	Aftermarket parts warehouse	Owned
Dallas, Texas	50,000	Aftermarket parts warehouse	Leased
Sparks, Nevada	48,000	Aftermarket parts warehouse	Leased
Total	546,500

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Ocala, Florida	570,000	E-ONE	Owned
Hamburg, New York	87,000	E-ONE	Leased
Nesquehoning, Pennsylvania	630,000	KME	Owned
Roanoke, Virginia	60,000	KME	Owned
Holden, Louisiana	232,000	Ferrara Fire Apparatus	Owned
Charlotte, Michigan	284,000	Spartan Emergency Response	Owned
Brandon, South Dakota	88,000	Spartan Emergency Response	Owned/Leased
Ephrata, Pennsylvania	61,000	Ladder Tower	Leased
Snyder, Nebraska	40,000	Smeal	Owned
Winter Park, Florida	222,000	Wheeled Coach, Road Rescue, McCoy Miller, Frontline, Marque	Owned
Columbus, Ohio	173,000	Horton Emergency Vehicles	Owned/ Leased
South ElMonte, California	34,000	Leader Emergency Vehicles	Leased
Jefferson, North Carolina	328,000	American Emergency Vehicles	Owned
Sorocaba, Brazil	130,000	REV Fire and Emergency Vehicles	Leased
South Hutchinson, Kansas	262,000	Collins Bus	Owned
Riverside, California	227,000	ENC	Owned
Longview, Texas	154,000	Capacity of Texas and Lay-Mor	Owned
Decatur, Indiana	850,000	Fleetwood RV, American Coach, Holiday Rambler	Owned
Decatur, Indiana	254,000	Goldshield	Owned
Elkhart, Indiana	160,000	Midwest Automotive Division	Owned
Bristol, Indiana	200,000	Renegade RV	Leased
Lancaster, California	220,000	Lance Camper / Avery Transportation	Leased
Total	5,266,000

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

As of January 5, 2021, there were approximately 125 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Stock Repurchase Program

On March 20, 2018, the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018, the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during fiscal year 2020 and the program expired on September 4, 2020.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During fiscal year 2020, the Company paid cash dividends of $9.5 million. Our ability to pay dividends is limited under our Term Loan agreement, as amended on April 29, 2020. In order to pay dividends, the Company must have a leverage ratio, including the impact of the dividend, not to exceed 3.5 to 1.0. The Company announced the suspension of its quarterly dividend beginning the second quarter of fiscal year 2020 and will reassess at a future date. See “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between January 27, 2017 and October 31, 2020, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the S&P 500, Russell 2000 and S&P Small Cap 600.

“Other Peers” represents an equally-weighted index comprised of OSK, BLBD, SHYF, & FSS.

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

	Fiscal Year Ended
(in millions except per share data)	October 31, 2020 (a)	October 31, 2019	October 31, 2018 (b)	October 31, 2017(c)	October 29, 2016 (d)
Net sales	$2,277.6	$2,403.7	$2,381.3	$2,267.8	$1,926.0
Gross profit	228.1	251.8	278.0	294.6	229.9
Selling, general and administrative	204.9	199.3	182.8	188.3	139.8
Restructuring	9.9	5.7	7.2	4.5	3.5
Impairment charges	12.1	8.9	35.6	—	—
Loss on sale of business	11.1	—	—	—	—
Gain on acquisition of business	(8.6)	—	—	—	—
(Benefit) provision for income taxes	(15.6)	(3.5)	(10.8)	18.7	13.0
Net (loss) income	(30.5)	(12.3)	13.0	31.4	30.2
Net (loss) income per common share
Basic	$(0.48)	$(0.20)	$0.20	$0.52	$0.59
Diluted	$(0.48)	$(0.20)	$0.20	$0.50	$0.58
Dividends declared per common share	$0.10	$0.20	$0.20	$0.15	$—

(a)

In the second quarter of fiscal year 2020, the Company completed the acquisition of Spartan Emergency Response (“Spartan ER”). As a result of the acquisition of Spartan ER, the Company recorded a gain of $8.6 million. Refer to Note 3, Acquisitions, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

In the third quarter of fiscal year 2020, the Company completed the sale of its shuttle bus businesses. In connection with this sale, the Company recognized a loss of $11.1 million.

Impairment and restructuring charges of $12.1 million and $9.9 million, respectively, in fiscal year 2020, resulted from the liquidation of vehicles in the Company’s rental fleet, sunset of certain ambulance brands, move from a centralized to a decentralized aftermarket parts business, and severance costs related to reductions in force across the Company. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

(b)	In fiscal year 2018, the Company completed the acquisition of Lance.

Additionally, a non-cash impairment charge of $35.6 million was recorded as of October 31, 2018, that relates to both the assets held for sale and other assets that management intended to monetize or that were otherwise impaired which include the Company’s rental fleet, inventory from discontinued product lines and certain information system assets.

(c)	In fiscal year 2017, the Company completed the acquisitions of Renegade, Midwest and Ferrara.
(d)	In fiscal year 2016, the Company completed the acquisition of KME.
	As of
(in millions)	October 31, 2020	October 31, 2019	October 31, 2018	October 31, 2017	October 29, 2016
Balance Sheet Data:
Cash and cash equivalents	$11.4	$3.3	$11.9	$17.8	$10.8
Inventories, net	537.2	513.4	514.0	452.4	325.6
Total assets	1,312.3	1,347.1	1,408.1	1,254.4	889.0
Long-term debt, less current maturities	340.5	376.6	420.6	229.1	256.0
Total liabilities	$840.0	$841.9	$875.7	$681.9	$628.8

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

This discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

REV is a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first or second market share position and approximately 62% of our net sales during fiscal year 2020 came from products where we believe we hold such share positions.

Segments

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) and Ferrara, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Marque, McCoy Miller, Road Rescue, Wheeled Coach and Frontline brands. During the second quarter of fiscal year 2020, we acquired Spartan Emergency Response (“Spartan ER”) which consists of Spartan Emergency Response, Smeal, and Ladder Tower brands. In fiscal year 2020, we began a process to sunset the Marque, McCoy Miller and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

Commercial – Our Commercial segment serves the bus market through the Collins Bus and ENC brands. We serve the terminal truck market through the Capacity brand and the sweeper market through the Lay-Mor brand. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports). Within each market, we produce many customized configurations to address the diverse needs of our customers. In the third quarter of fiscal year 2020, we sold our shuttle bus businesses which included Goshen Coach, ElDorado National (Kansas), Federal Coach, Champion and World Trans. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Recreation – Our Recreation segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade, Midwest and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Discovery LXE, Verona, Weekender and Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the heavy-duty truck, RV and broader industrial markets.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, we are susceptible to supply chain disruptions resulting from the impact of tariffs and global macro-economic factors (refer to “Impact of COVID-19” section below), which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

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

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

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

We recognize acquired assets and liabilities at fair value. This includes the recognition of identified intangible assets and goodwill which, in the case of definite-life intangible assets, are then amortized over their expected useful lives, which typically results in an increase in amortization expense. In addition, assets acquired and liabilities assumed generally include tangible assets as well as contingent assets and liabilities. During the second quarter of fiscal year 2020, we acquired Spartan ER, a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market. Refer to Note 3, Acquisitions, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In the third quarter of fiscal year 2020, we sold our shuttle bus businesses. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Impact of COVID-19

During our second quarter of fiscal year 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The pandemic triggered a significant downturn in global commerce and these challenging market conditions may continue for an extended period of time. As a result of the spread of COVID-19, we have also experienced disruption and delays in our supply chain, customer demand changes, and logistics challenges, including our customers’ ability to inspect and take delivery of vehicles.

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

Our Recreation vehicles dealer network was significantly impacted by the pandemic and many of them closed temporarily before reopening in the third quarter of fiscal year 2020 when consumer demand for recreation vehicles began to accelerate due to an increase in consumer preference to vacation in a safe and socially distant manner. At the end of fiscal year 2020, backlog levels were significantly higher than the same period in the prior year.

We have taken a number of precautionary steps to safeguard our employees and our business from the effects of the outbreak of COVID-19, including closing Recreation vehicle manufacturing locations for 3-6 weeks and shuttle bus manufacturing locations for 2 weeks (during the second quarter of fiscal year 2020), substantially limiting the presence of personnel in our offices and manufacturing locations, implementing travel restrictions and withdrawing from various industry events. We have requested that office employees work from home and implemented business continuity plans in an effort to minimize further business disruption and to protect our employees and operations. In addition, we have limited discretionary spending, furloughed salaried employees, deferred capital investments, suspended future quarterly dividends, replaced our Term Loan debt leverage ratio covenant with a fixed charge coverage ratio through fiscal year 2020, and temporarily lowered the salaries of our leadership team.

While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of any demand changes, production and supply chain disruptions, and related financial impacts, cannot be reliably estimated at this time.

Results of Operations

The following table compares results for fiscal years 2020, 2019 and 2018

	Fiscal Year Ended
(in millions except per share data)	October 31, 2020	October 31, 2019	October 31, 2018
Net sales	$2,277.6	$2,403.7	$2,381.3
Gross profit	228.1	251.8	278.0
Selling, general and administrative	204.9	199.3	182.8
Restructuring	9.9	5.7	7.2
Impairment charges	12.1	8.9	35.6
Loss on sale of business	11.1	—	—
Gain on acquisition of business	(8.6)	—	—
Benefit for income taxes	(15.6)	(3.5)	(10.8)
Net (loss) income	(30.5)	(12.3)	13.0

Net (loss) income per common share
Basic	$(0.48)	$(0.20)	$0.20
Diluted	$(0.48)	$(0.20)	$0.20
Dividends declared per common share	$0.10	$0.20	$0.20

Adjusted EBITDA	$67.5	$102.1	$148.0
Adjusted Net Income	$9.5	$30.0	$72.7

Net Sales	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Net sales	$2,277.6	-5.2%	$2,403.7	0.9%	$2,381.3

Consolidated net sales decreased $126.1 million in fiscal year 2020 primarily due to the divesture of two shuttle bus businesses and a decrease in organic net sales in the Fire & Emergency (“F&E”), Commercial and Recreation segments partially offset by the acquisition of Spartan Emergency Response (“Spartan ER”). The decline in F&E organic net sales compared to fiscal year 2019 was primarily the result of a decrease in fire truck and ambulance shipments partially offset by increased price and mix within the Fire division. The decrease in Commercial segment net sales for fiscal year 2020 compared to fiscal year 2019 was primarily the result of decreased school bus shipments as districts and contractors deferred purchases due to COVID-19 related school closures, as well as a significant decline in sales of terminal trucks and street sweepers that were in line with overall end market demand. The decrease in Recreation segment net sales for fiscal year 2020 compared to fiscal year 2019 was primarily due to manufacturing shutdowns and stay-at-home orders related to COVID-19 within the second quarter of fiscal year 2020.

Consolidated net sales increased $22.4 million in fiscal year 2019 primarily due to an increase in net sales in the Fire & Emergency and Commercial segments, partially offset by a decrease in net sales in the Recreation segment. The increase in Commercial net sales compared to fiscal year 2018 was primarily due to a broad-based increase in most of the segment’s product categories. Sales of school and transit buses as well as terminal trucks were all higher in fiscal year 2019 as compared to fiscal year 2018. Growth drivers include new models and end market strength in the Class A school bus product line and the delivery against a larger municipal transit bus order. The increase in Fire & Emergency net sales compared to the prior year period was primarily due to the impact of unit mix and slightly higher shipments of fire trucks, partially offset by a decrease in shipments of ambulances. The decrease in Recreation segment net sales in fiscal year 2019 compared to fiscal year 2018 was primarily due to a decrease in shipment volumes of Class A motorhomes, partially offset by delivering on existing backlogs in our other RV categories.

Gross Profit	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Gross profit	$228.1	-9.4%	$251.8	-9.4%	$278.0
% of net sales	10.0%		10.5%		11.7%

Consolidated gross profit decreased $23.7 million in fiscal year 2020 primarily due to a reduction in gross profit in the Commercial and Recreation segments, partially offset by an increase in gross profit in the F&E segment. Gross profit in the Commercial segment was negatively impacted by lower production volumes of terminal trucks, street sweepers and Type A school buses. Gross profit in the Recreation segment was negatively impacted by temporary production shutdowns related to COVID-19 and lingering supply chain disruptions. The increase in gross profit in the F&E segment was primarily the result of the Spartan ER acquisition as well as increased throughput at a primary fire plant, partially offset by lower ambulance shipments and negative impacts due to absenteeism related to COVID-19 within the segment.

Consolidated gross profit decreased $26.2 million in fiscal year 2019 primarily due to a reduction in gross profit in the Fire & Emergency and Recreation segments, partially offset by an improvement in gross profit in the Commercial segment. Gross profit in the Fire & Emergency segment was negatively impacted by initial production inefficiencies associated with the increase in capacity and ramp up of production at our largest fire truck facility and inefficiencies associated with timing of incoming orders at our largest Ambulance facility. The decrease in gross profit in the Recreation segment was primarily due to lower shipments and pricing of Class A motorhomes. The improvement in gross profit in the Commercial segment was primarily due to increased shipments of higher margin transit and school buses, and operational improvements within the Commercial segment resulting from implementation of the REV Business System.

Selling, General and Administrative	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Selling, general and administrative	$204.9	2.8%	$199.3	9.0%	$182.8

Consolidated selling, general and administrative (“SG&A”) costs increased $5.6 million in fiscal year 2020 primarily due to the Spartan ER acquisition partially offset by reduced discretionary spending as well as travel and trade show related costs.

Consolidated SG&A costs increased $16.5 million in fiscal year 2019 primarily due to higher legal costs driven by settlement activity, higher stock compensation costs and insurance costs, and the impact of the acquisition of Lance in January 2018.

Restructuring	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Restructuring	$9.9	73.7%	$5.7	-20.8%	$7.2

Consolidated restructuring costs increased $4.2 million in fiscal year 2020. Restructuring costs of $9.9 million resulted from the move from a centralized to a decentralized aftermarket parts business, severance costs related to reductions in force across all segments, dealer termination payments associated with the sunset of certain ambulance brands, and lease termination costs related to the closure of a Spartan ER facility.

Consolidated restructuring costs decreased $1.5 million in fiscal year 2019. Restructuring costs for fiscal year 2019 of $5.7 million were primarily attributable to headcount reductions in the F&E Segment and our corporate office as well as a facility closure in the Recreation Segment and lease termination costs. Restructuring costs for fiscal year 2018 of $7.2 million represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments, our corporate office, as well as to relocate our Class B RV production.

Impairment Charges	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Impairment charges	$12.1	36.0%	$8.9	-75.0%	$35.6

Impairment charges for fiscal year 2020 were related to the liquidation of the Company’s rental fleet, certain fixed assets associated with the decentralization of the Company’s aftermarket parts business and the value of trade names associated with sunset of certain ambulance brands.

Impairment charges for fiscal year 2019 were primarily related to assets held for sale and other assets which were liquidated during the year.

Impairment charges for fiscal year 2018 included a non-cash impairment charge of $35.6 million related to assets held for sale and other assets that management intended to monetize or were otherwise impaired which included the Company’s rental fleet, inventory from discontinued product lines and certain information system assets.

Loss on sale of business	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Loss on sale of business	$11.1	n/m	$—	n/m	$—

In the third quarter of fiscal year 2020, we completed the sale of our shuttle bus businesses for $50.5 million in cash. As a result, we recorded a loss on sale of $11.1 million during fiscal year 2020. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Gain on acquisition of business	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Gain on acquisition of business	$(8.6)	n/m	$—	n/m	$—

During the second quarter of fiscal year 2020, we acquired Spartan ER for $47.3 million. We recorded the preliminary purchase accounting, which resulted in a gain on acquisition of $8.6 million. Refer to Note 3, Acquisitions, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Benefit for Income Taxes	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Benefit for income taxes	$(15.6)	345.7%	$(3.5)	-67.6%	$(10.8)

Consolidated income tax benefit was $15.6 million or 33.8% of pretax loss and $3.5 million or 20.9% of pretax loss for fiscal years 2020 and 2019, respectively. Results for fiscal year 2020 were favorably impacted by tax benefits related to a loss carryback allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER for $3.5 million and $2.2 million, respectively. Results for fiscal year 2019 were favorably impacted by incentives for U.S. research for $0.6 million and unfavorably impacted by share-based compensation tax deductions for $0.8 million.

Consolidated income tax benefit was $3.5 million or 20.9% of pretax loss and $10.8 million or (478.7%) of pretax income for fiscal years 2019 and 2018, respectively. Results for fiscal year 2019 were favorably impacted by incentives for U.S. research for $0.6 million and unfavorably impacted by share-based compensation tax deductions for $0.8 million. Results for fiscal year 2018 were favorably impacted by the decrease in the U.S. tax rate and revaluation of net deferred tax liabilities of $11.3 million, both as a result of tax legislation in the United States.

Net (Loss) Income	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Net (loss) income	$(30.5)	148.0%	$(12.3)	-194.6%	$13.0

Consolidated net loss increased $18.2 million in fiscal year 2020 primarily due to a reduction in gross profit described above plus increased restructuring, restructuring related and impairment charges attributable to severance costs related to reductions in force, leadership changes, decentralizing the Company’s aftermarket parts business, the sunset of certain ambulance brands and liquidation of vehicles in our rental business, partially offset by lower interest expense and a greater tax benefit. The increase in the Company’s tax benefit in fiscal year 2020 as compared to 2019, relates primarily to the aforementioned tax changes.

Consolidated net loss decreased $25.3 million in fiscal year 2019 primarily due to the decrease in gross profit described above, along with higher legal costs driven by settlement activity, higher stock compensation and insurance costs, higher interest expense and a lower tax benefit compared to fiscal year 2018, and the impact of the acquisition of Lance in January 2018, partially offset by a decrease in non-cash impairment charges. The decrease in the Company’s tax benefit in fiscal year 2019 as compared to 2018, relates primarily to fiscal year 2018 revaluation of net deferred tax liabilities as a result of U.S. tax reform.

Adjusted EBITDA	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Adjusted EBITDA	$67.5	-33.9%	$102.1	-31.0%	$148.0

Consolidated Adjusted EBITDA decreased $34.6 million in fiscal year 2020 due to lower Adjusted EBITDA across all segments.

Consolidated Adjusted EBITDA decreased $45.9 million in fiscal year 2019 due to lower Adjusted EBITDA in the Fire & Emergency and Recreation segments, offset by higher Adjusted EBITDA in the Commercial segment.

Refer to the “Adjusted EBITDA and Adjusted Net Income” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Adjusted Net Income	$9.5	-68.3%	$30.0	-58.7%	$72.7

Refer to the “Adjusted EBITDA and Adjusted Net Income” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a reconciliation of Net Income (Loss) to Adjusted Net Income tables and related footnotes.

Fire & Emergency Segment

	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Net sales	$1,132.0	17.0%	$967.9	1.2%	$956.6
Adjusted EBITDA	39.9	-7.6%	43.2	-49.8%	86.0
Adjusted EBITDA % of net sales	3.5%		4.5%		9.0%

Net Sales. Fire & Emergency segment net sales increased $164.1 million in fiscal year 2020. Excluding the impact of Spartan ER, Fire & Emergency net sales decreased by $48.3 million, or 5.0% compared to the prior year period. The decrease in sales was primarily related to lower shipments of fire trucks from two other plants and lower shipments of ambulance units due to lingering COVID-19 related supply chain disruptions and the timing of deliveries partially offset by increased throughput and improved mix at a primary fire plant.

Fire & Emergency segment net sales increased $11.3 million in fiscal year 2019 primarily due to an increase in the volume of fire truck shipments and improved pricing on fire trucks and ambulances, partially offset by a decrease in the volume of ambulance shipments and a mix of fire trucks.

Adjusted EBITDA. Fire & Emergency segment Adjusted EBITDA decreased $3.3 million in fiscal year 2020. Spartan ER contributed $12.8 million of Adjusted EBITDA during the current fiscal year. Excluding the impact of Spartan ER, Fire & Emergency Adjusted EBITDA decreased by $16.1 million, or 37.3% compared to the prior year period. The decrease in profitability was primarily related to inefficiencies at two fire plants and delayed deliveries of ambulance units due to absenteeism and supply chain disruptions related to COVID-19, partially offset by increased throughput at a large fire plant.

Fire & Emergency segment Adjusted EBITDA decreased $42.8 million in fiscal year 2019 and was negatively impacted primarily by the results of the Fire business units and one of the Ambulance business units. Profitability at the largest Fire business unit was negatively impacted by additional labor costs associated with staffing and training for its production ramp. Profitability at the largest Ambulance business unit was negatively impacted by the timing of incoming orders that affected its production flow and that resulted in production and supply chain inefficiencies, slightly offset by improved pricing. Profitability within the segment was also impacted by unusually high healthcare cost experienced during the fiscal year.

Commercial Segment

	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Net sales	$484.8	-32.7%	$720.0	12.8%	$638.5
Adjusted EBITDA	34.5	-38.4%	56.0	47.0%	38.1
Adjusted EBITDA % of net sales	7.1%		7.8%		6.0%

Net Sales. Commercial segment net sales decreased $235.2 million in fiscal year 2020 primarily due to a reduction in net sales associated with the disposition of our shuttle bus businesses. Excluding the impact of the shuttle bus divestiture, net sales decreased by $100.5 million, or 20.6% compared to the prior year. The decrease in net sales was primarily due to lower demand and related shipments of Type A school buses due to uncertainty surrounding school attendance policies, lower shipments of street sweepers related to reduced capital budgets at large customers and lower shipments of terminal trucks.

Commercial segment net sales increased $81.5 million in fiscal year 2019 primarily due to an increase in volume of school and transit bus shipments, and the mix benefit of one larger municipal transit bus order, partially offset by lower volume and higher discounting on shuttle buses and the impact of the sale of our mobility van business in the first quarter of fiscal year 2019.

Adjusted EBITDA. Commercial segment Adjusted EBITDA decreased $21.5 million in fiscal year 2020. Adjusted EBITDA for the prior year period included $0.9 million of profitability attributable to the shuttle bus businesses. Excluding the impact of the shuttle bus divestiture, Adjusted EBITDA decreased by $20.6 million, or 37.4% compared to the prior year. The decrease in Adjusted EBITDA compared to the prior year was primarily due to reduced production volume and shipments of Type A school buses, terminal trucks and street sweepers.

Commercial segment Adjusted EBITDA increased $17.9 million in fiscal year 2019 primarily due to an increase in the volume of higher margin transit and school bus shipments, production efficiencies associated with our larger municipal transit bus order, and operational improvements supported by the implementation of the REV Business System throughout the segment, offset by unusually high healthcare cost experienced during the fiscal year.

Recreation Segment

	Fiscal Year Ended
(in millions)	October 31, 2020	Change	October 31, 2019	Change	October 31, 2018
Net sales	$657.8	-8.2%	$716.3	-11.8%	$811.9
Adjusted EBITDA	38.4	-17.9%	46.8	-22.5%	60.4
Adjusted EBITDA % of net sales	5.8%		6.5%		7.4%

Net Sales. Recreation segment net sales decreased $58.5 million in fiscal year 2020 primarily due to manufacturing shutdowns and Stay-At-Home orders related to COVID-19 within the second quarter of fiscal year 2020.

Recreation segment net sales decreased $95.6 million in fiscal year 2019 primarily due to a decrease in shipment volumes of Class A motorhomes, partially offset by an increase in towable and camper sales resulting from the acquisition of Lance in January 2018 and an increase in Class B RV shipments.

Adjusted EBITDA. Recreation segment Adjusted EBITDA decreased $8.4 million primarily due to lower shipments across most product categories due to temporary manufacturing shutdowns of all Recreation businesses during the second quarter of fiscal year 2020 and lingering supply chain disruptions through the remainder of the year.

Recreation segment Adjusted EBITDA decreased $13.6 million in fiscal year 2019 primarily driven by a decrease in shipment volume of Class A motorhomes. Profitability in the other RV categories within the Recreation segment continued to be strong and was in line with the prior year. Profitability within the segment was also impacted by unusually high healthcare cost experienced during the fiscal year.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	October 31, 2020	October 31, 2019	$	%
Fire & Emergency	$965.8	$832.7	$133.1	16.0%
Commercial	273.8	317.3	(43.5)	(13.7)%
Recreation	538.9	167.0	371.9	222.7%
Total Backlog	$1,778.5	$1,317.0	$461.5	35.0%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

At the end of fiscal year 2020, our backlog was $1,778.5 million, compared to $1,317.0 million at the end of fiscal year 2019. The increase in total backlog was due to increases in Fire & Emergency and Recreation segment backlogs, partially offset by a decrease in the Commercial segment. The increase in Fire & Emergency segment backlog was primarily due to the acquisition of

Spartan ER and increased ambulance orders partially offset by lower backlog resulting from increased throughput at a primary fire plant. The increase in Recreation segment backlog was the result of increased orders across all product categories. The decrease in Commercial segment backlog was primarily the result of the sale of two shuttle bus businesses, decreased school bus order intake and production against a large municipal transit order partially offset by increased order intake for terminal trucks and industrial sweepers.

Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly statement of operations data for each of the quarters in fiscal years 2020 and 2019. The information for each of these quarters has been prepared on the same basis as our audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This data should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
(in millions)	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019
Net sales	$616.3	$582.2	$547.0	$532.1	$652.9	$617.0	$615.0	$518.7
Gross profit	61.7	66.5	52.4	47.4	61.7	71.3	72.4	46.3
Operating (loss) income	(2.1)	2.1	(13.5)	(4.7)	(5.0)	15.9	16.1	(11.2)
Net (loss) income	(10.2)	(3.6)	(7.6)	(9.4)	(9.0)	5.6	5.6	(14.6)
Depreciation and amortization	9.4	9.2	10.9	10.8	10.7	10.9	11.6	12.2
Interest expense, net	5.4	5.7	7.3	7.3	8.2	8.4	8.0	7.8
(Benefit) provision for income taxes	(2.4)	(0.5)	(10.1)	(2.6)	(3.5)	1.9	2.5	(4.4)
EBITDA	2.2	10.8	0.5	6.1	6.4	26.8	27.7	1.0
Transaction expenses(a)	0.7	0.6	0.9	1.1	0.3	0.5	—	0.2
Sponsor expense reimbursement(b)	0.3	0.1	—	0.1	0.8	—	0.1	0.5
Restructuring costs(c)	3.9	2.5	2.9	0.6	1.5	1.3	1.8	1.1
Restructuring related charges(d)	6.6	0.7	3.2	—	—	—	—	—
Stock-based compensation expense(e)	0.6	1.8	2.9	2.6	(0.1)	2.5	3.4	1.4
Legal matters(f)	0.2	0.1	1.4	0.1	2.3	0.8	2.4	2.1
Loss on sale of business (g)	1.8	0.5	8.8	—	—	—	—	—
Gain on acquisition of business (h)	3.3	—	(11.9)	—	—	—	—	—
Impairment charges(i)	8.4	3.7	—	—	6.1	—	0.1	2.7
Losses (earnings) attributable to assets held for sale(j)	—	0.6	(1.1)	0.6	1.4	1.0	—	1.7
Deferred purchase price payment(k)	—	—	—	0.1	0.6	0.6	0.6	1.6
Adjusted EBITDA	$28.0	$21.4	$7.6	$11.3	$19.3	$33.5	$36.1	$12.3

Net (loss) income per common share:
Basic	$(0.16)	$(0.06)	$(0.12)	$(0.15)	$(0.14)	$0.09	$0.09	$(0.23)
Diluted	$(0.16)	$(0.06)	$(0.12)	$(0.15)	$(0.14)	$0.09	$0.09	$(0.23)

(a)	Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)

Restructuring costs for fiscal year 2020 resulted from the sunset of certain ambulance brands, move from a centralized to a decentralized aftermarket parts business, severance costs related to reductions in force across all segments, and lease termination costs related to the closure of a Spartan ER facility.

Restructuring costs for fiscal year 2019 of $5.7 million were primarily attributable to headcount reductions in the F&E Segment and our corporate office as well as a facility closure in the Recreation Segment and lease termination costs.

(d)

Reflects costs that are directly attributable to restructuring activities, including leadership changes and inventory liquidation associated with the decentralization of the Company’s aftermarket parts business, but do not meet the definition of restructuring under ASC 420.

(e)	Reflects expenses associated with the vesting of equity awards and award modifications.
(f)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Costs include payments: (i) for fees and costs to litigate and settle non-ordinary course product, intellectual property and employment disputes, and (ii) for fees and costs to litigate the putative securities class actions and derivative action pending against us and certain of our directors and officers.

(g)

Reflects losses related to the sale of our shuttle bus businesses. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(h)	Reflects gain on acquisition of Spartan ER. Refer to Note 3, Acquisitions, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(i)

Reflects impairment charges associated with the liquidation of all rental vehicles, sunset of certain ambulance brands and decentralization of the Company’s aftermarket parts business. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Non-cash impairment charges in the prior year were related to both the assets held for sale and other assets which were liquidated during the year.

(j)	Adjusted EBITDA attributable to businesses that were classified as held for sale, which represents shuttle bus businesses and REV Coach during fiscal year 2020 and Revability during fiscal year 2019.
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

Cash Flow

The following table shows summary cash flows for fiscal years 2020, 2019 and 2018:

	Fiscal Years Ended
(in millions)	October 31, 2020	October 31, 2019	October 31, 2018
Net cash provided by (used in) operating activities	$55.7	$52.5	$(19.2)
Net cash provided by (used in) investing activities	1.7	0.2	(119.6)
Net cash (used in) provided by financing activities	(49.3)	(61.3)	132.9
Net increase (decrease) in cash and cash equivalents	$8.1	$(8.6)	$(5.9)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for fiscal year 2020 was $55.7 million, compared to $52.5 million for fiscal year 2019. The generation of positive cash from operating activities for fiscal year 2020 compared to the prior year was related to improved net working capital efficiency, specifically related to receivables and inventory.

Net cash provided by operating activities for fiscal year 2019 was $52.5 million, compared to net cash used of $19.2 million for fiscal year 2018. The increase in cash provided by operating activities for fiscal year 2019 compared to the prior year was due to improved net working capital efficiency, offset by a decrease in net income.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for fiscal year 2020 was $1.7 million, compared to $0.2 million for fiscal year 2019. The increase in net cash provided by investing activities was primarily due to cash proceeds from the sale of shuttle bus, partially offset by cash used to purchase Spartan ER, and reductions in proceeds from asset sales and capital expenditures.

Net cash provided by investing activities for fiscal year 2019 was $0.2 million, compared to net cash used of $119.6 million for fiscal year 2018. Net cash provided by investing activities for fiscal year 2019 of $0.2 million was primarily due to the sale of targeted assets, partially offset by cash used for capital expenditures. Net cash used in investing activities for fiscal year 2018 of $119.6 million was primarily due to business acquisition activity and capital expenditures. In fiscal year 2018, the Company completed the acquisition of Lance.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for fiscal year 2020 was $49.3 million, compared to $61.3 million for fiscal year 2019. The decrease in cash used was primarily due to no stock repurchases in fiscal year 2020 and a reduction in dividends paid. The net cash used in fiscal year 2020 was primarily to repay debt and pay dividends.

Net cash used in financing activities for fiscal year 2019 was $61.3 million compared to cash provided by financing activities of $132.9 million for fiscal year 2018. Cash used in financing activities in fiscal year 2019 primarily consisted of net paydown of debt, repurchase of common stock and payment of cash dividends. Net cash provided by financing activities for fiscal year 2018 was $132.9 million, which primarily consisted of net borrowings from our April 2017 ABL Facility and incremental Term Loan borrowing of $50.0 million to fund the acquisition of Lance and other investing activities including capital expenditures, working capital requirements, and our share repurchase program. During fiscal year 2018, the Company paid cash dividends of $12.8 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the fiscal year 2020, the Company paid cash dividends of $9.5 million. Our ability to pay dividends is limited under our Term Loan agreement, as amended on April 29, 2020. In order to pay dividends, the Company must have a leverage ratio, including the impact of the dividend, not to exceed 3.5 to 1.0. The Company announced the suspension of its quarterly dividend beginning the second quarter of fiscal year 2020 and will reassess at a future date.

Stock Repurchase Program

On March 20, 2018, the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018, the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during fiscal year 2020 and the program expired on September 4, 2020.

Term Loan

On April 25, 2017, we entered into a $75.0 million term loan (“Term Loan” or “Term Loan Agreement”) and incurred $2.0 million in debt issuance costs. The Term Loan Agreement expires on April 25, 2022. Certain subsidiaries of the Company are guarantors under the Term Loan.

On July 18, 2018, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $75.0 million to $125.0 million. The Company incurred an additional $0.6 million of debt issuance costs related to the incremental commitment option. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

On March 29, 2019, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $125.0 million to $175.0 million. The Company incurred an additional $0.8 million of debt issuance costs related to the incremental commitment option, which were deducted from proceeds received by the Company. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

On October 18, 2019, the Company amended the term loan agreement to raise the maximum leverage net ratio to 4.00 to 1.00 from 3.50 to 1.00. Additionally, the Company received a waiver related to the excess cash flow calculation payment for fiscal year 2019. The Company incurred $0.2 million of debt issuance costs related to the amendment.

On January 31, 2020, the Company amended the term loan agreement, in contemplation of its pending acquisition of Spartan ER, to raise the maximum net leverage ratio to 5.00 to 1.00 from 4.00 to 1.00. The Company incurred $0.4 million of debt issuance costs related to the amendment.

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

The Company may voluntarily prepay principal, in whole or in part, at any time, without penalty. The Company is obligated to prepay certain minimum amounts based on the Company’s excess cash flow, as defined in the Term Loan Agreement. We were required to make a $1.6 million excess cash flow payment in fiscal year 2020. The Term Loan is also subject to mandatory prepayment if the Company or any of its restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests.

The Term Loan Agreement contains certain financial covenants. The Company was in compliance with all financial covenants under the Term Loan as of October 31, 2020.

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

On December 22, 2017, the Company exercised a $100.0 million incremental borrowing capacity option under the April 2017 ABL Facility to fund the Lance Camper acquisition, which increased total borrowing capacity under the facility from $350.0 million to $450.0 million. The Company incurred an additional $0.4 million of debt issuance costs related to the incremental borrowing capacity option.

On January 31, 2020, the Company increased total borrowing capacity under the facility, in anticipation of its acquisition of Spartan ER, from $450.0 million to $500.0 million. The Company incurred an additional $0.4 million of debt issuance costs related to the incremental borrowing capacity option.

Principal may be repaid at any time during the term of the ABL Facility without penalty. The April 2017 ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of October 31, 2020. As of October 31, 2020, our availability under the April 2017 ABL Facility was $283.4 million.

Refer to Note 9, Long-Term Debt, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Subsequent Events

The Company evaluated subsequent events through January 7, 2021, the date on which the financial statements were available to be issued, and determined there were no items to disclose.

Contractual Obligations

Significant contractual commitments at October 31, 2020 are expected to affect our cash flows in future periods as set forth in the table below.

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Debt(a)	$1.7	$342.2	$—	$—	$—	$—	$343.9
Interest(b)	12.0	6.0	—	—	—	—	18.0
Operating leases	9.4	7.6	4.8	2.8	1.0	2.4	28.0
Purchasing obligations(c)	20.0	9.5	8.0	8.0	8.0	—	53.5
Total commitments(d)	$43.1	$365.3	$12.8	$10.8	$9.0	$2.4	$443.4

(a)	Includes estimated principal payments due under our Term Loan and the April 2017 ABL Facility as of October 31, 2020.
(b)	Based on interest rates in effect as of October 31, 2020.
(c)	Includes obligations under non-cancellable purchase orders for raw materials and chassis as of October 31, 2020.
(d)

Unrecognized tax benefits totaling $2.7 million as of October 31, 2020, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 15, Income Taxes, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for disclosures regarding uncertain income tax positions under ASC Topic 740.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles net (loss) income to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2020	October 31, 2019	October 31, 2018
Net (loss) income	$(30.5)	$(12.3)	$13.0
Depreciation and amortization	40.2	45.4	45.5
Interest expense, net	25.7	32.4	25.3
Benefit for income taxes	(15.6)	(3.5)	(12.2)
EBITDA	19.8	62.0	71.6
Transaction expenses(a)	3.3	1.0	2.8
Sponsor expense reimbursement(b)	0.5	1.4	0.9
Restructuring costs(c)	9.9	5.7	7.0
Restructuring related charges(d)	10.5	—	—
Stock-based compensation expense(e)	7.8	7.2	6.3
Legal matters(f)	1.8	7.7	5.5
Loss on sale of business(g)	11.1	—	—
Gain on acquisition of business(h)	(8.6)	—	—
Impairment charges(i)	12.1	8.9	35.6
Earnings (losses) attributable to assets held for sale(j)	(0.8)	4.7	9.9
Deferred purchase price payment(k)	0.1	3.5	6.0
First year public company costs(l)	—	—	1.5
Non-cash purchase accounting expense(m)	—	—	0.9
Adjusted EBITDA	$67.5	$102.1	$148.0

The following table reconciles net (loss) income to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2020	October 31, 2019	October 31, 2018
Net (loss) income	$(30.5)	$(12.3)	$13.0
Amortization of intangible assets	13.3	17.4	18.1
Transaction expenses(a)	3.3	1.0	2.8
Sponsor expense reimbursement(b)	0.5	1.4	0.9
Restructuring costs(c)	9.9	5.7	7.0
Restructuring related charges(d)	10.5	—	—
Stock-based compensation expense(e)	7.8	7.2	6.3
Legal matters(f)	1.8	7.7	5.5
Loss on sale of business(g)	11.1	—	—
Gain on acquisition of business(h)	(8.6)	—	—
Impairment charges(i)	12.1	8.9	35.6
Earnings (losses) attributable to assets held for sale(j)	(0.8)	4.7	9.9
Deferred purchase price payment(k)	0.1	3.5	6.0
First year public company costs(l)	—	—	1.5
Non-cash purchase accounting expense(m)	—	—	0.9
Impact of tax rate change(n)	(3.5)	—	(11.3)
Income tax effect of adjustments(o)	(17.5)	(15.2)	(23.5)
Adjusted Net Income	$9.5	$30.0	$72.7

(a)	Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)

Restructuring costs for fiscal year 2020 resulted from the sunset of certain ambulance brands, move from a centralized to a decentralized aftermarket parts business, severance costs related to reductions in force across all segments, and lease termination costs related to the closure of a Spartan ER facility.

Restructuring costs for fiscal year 2019 were primarily attributable to headcount reductions in the F&E Segment and our corporate office as well as a facility closure in the Recreation Segment and lease termination costs.

Restructuring costs for fiscal year 2018 represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments, our corporate office, as well as to relocate our Class B RV production.

(d)

Reflects costs that are directly attributable to restructuring activities, including leadership changes and inventory liquidation associated with the decentralization of the Company’s aftermarket parts business, but do not meet the definition of restructuring under ASC 420.

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

(g)

Reflects losses related to the sale of our shuttle bus businesses. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(h)	Reflects gain on acquisition of Spartan ER. Refer to Note 3, Acquisitions, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(i)

Reflects impairment charges associated with the liquidation of all rental vehicles, sunset of certain ambulance brands and decentralization of the Company’s aftermarket parts business. Refer to Note 6, Divestitures, Restructuring and Impairments, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Non-cash impairment charges in fiscal years 2019 and 2018 were related to both the assets held for sale and other assets which were liquidated during the years.

(j)	Adjusted EBITDA attributable to businesses that were classified as held for sale during the respective period.
(k)

Reflects the expense associated with the deferred purchase price payments to sellers of Lance. The Company paid $5.0 million during the first quarter of 2019 and $5.0 million during the second quarter of fiscal year 2020 to fully settle the deferred liability.

(l)	Reflects one-time consulting and audit fees associated with the design and implementation of internal controls over financial reporting to comply with the provisions of the Sarbanes-Oxley Act.
(m)	Reflects the amortization of the difference between the book value and fair market value of certain acquired inventory that was subsequently sold after the acquisition date.
(n)

Reflects the provisional impact of net operating loss carrybacks as a result of the CARES Act in fiscal year 2020. Refer to Note 15, Income Taxes, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Fiscal year 2018 reflects the one-time provisional impact of net deferred tax liability remeasurement as a result of the U.S. Tax Reform Act enacted in the first quarter of fiscal year 2018.

(o)	Income tax effect of adjustments using a 26.5% effective income tax rate for fiscal years 2020, 2019 and 2018, except for certain transaction expenses, and losses attributable to assets held for sale.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating lease obligations, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures and capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts. See Note 16, Commitments and Contingencies, to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Recent Accounting Pronouncements

Refer to Note 2 to our 2020 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of the impact of new accounting standards on the Company’s consolidated financial statement.

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

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2020, we had $175.0 million of principal outstanding under our April 2017 ABL Facility at an average rate of 1.85% per annum, and $168.9 million of principal outstanding under our Term Loan at an average rate of 5.25% per annum. On an annualized basis, a 100-basis point increase in our floating interest rates under the April 2017 ABL Facility and Term Loan would have increased interest expense by $2.1 million. A similar 100-basis point decrease in our floating interest rates would have decreased interest expense by $0.3 million. Both scenarios are affected from rate floor provisions in our credit facility agreement.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. We are typically unable to pass along increased costs due to economic fluctuations to our customers. In 2018-2020, steel and aluminum tariffs resulted in significant increases in the costs and lead-times associated with our raw materials. We rarely use commodity financial instruments to hedge commodity prices. We will alternatively fix our prices for certain materials over an agreed upon amount of time between three months to 24 months through contracts with our vendors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and its subsidiaries (“the Company”) as of October 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated January 7, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Milwaukee, Wisconsin

January 7, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.'s (“the Company”) internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated January 7, 2021, expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures, management has excluded Spartan Emergency Response from its assessment of internal control over financial reporting as of October 31, 2020, because it was acquired by the Company in a purchase business combination in the second quarter of fiscal year 2020. We have also excluded Spartan Emergency Response from our audit of internal control over financial reporting. Spartan Emergency Response is a wholly owned subsidiary whose total assets and net income represent approximately 10 percent and (8) percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2020.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

January 7, 2021

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	October 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11.4	$3.3
Accounts receivable, net	229.3	253.5
Inventories, net	537.2	513.4
Other current assets	34.1	19.4
Assets held for sale	—	19.5
Total current assets	812.0	809.1
Property, plant and equipment, net	168.4	201.7
Goodwill	157.3	159.8
Intangible assets, net	136.1	159.9
Right of use assets	23.2	—
Other long-term assets	15.3	16.6
Total assets	$1,312.3	$1,347.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$3.6
Accounts payable	169.5	200.8
Customer advances	170.1	129.9
Accrued warranty	24.1	16.1
Short-term lease obligations	8.4	—
Liabilities held for sale	—	15.4
Other current liabilities	73.5	70.2
Total current liabilities	447.3	436.0
Long-term debt, less current maturities	340.5	376.6
Deferred income taxes	2.9	15.4
Long-term lease obligations	16.9	—
Other long-term liabilities	32.4	13.9
Total liabilities	840.0	841.9
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 63,403,326 and 62,217,486 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	496.1	490.8
Retained (deficit) earnings	(21.1)	15.8
Accumulated other comprehensive loss	(2.8)	(1.7)
Total REV's shareholders' equity	472.3	505.0
Non-controlling interest	—	0.2
Total shareholders' equity	472.3	505.2
Total liabilities and shareholders' equity	$1,312.3	$1,347.1

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Net sales	$2,277.6	$2,403.7	$2,381.3
Cost of sales	2,049.5	2,151.9	2,103.3
Gross profit	228.1	251.8	278.0
Operating expenses:
Selling, general and administrative	204.9	199.3	182.8
Research and development costs	5.8	4.8	6.5
Amortization of intangible assets	13.3	17.2	18.1
Restructuring	9.9	5.7	7.2
Impairment charges	12.1	8.9	35.6
Total operating expenses	246.0	235.9	250.2
Operating (loss) income	(17.9)	15.9	27.8
Interest expense, net	25.7	32.5	25.6
Loss on sale of business	11.1	—	—
Gain on acquisition of business	(8.6)	—	—
(Loss) income before benefit for income taxes and non-controlling interest	(46.1)	(16.6)	2.2
Benefit for income taxes	(15.6)	(3.5)	(10.8)
Net (loss) income before non-controlling interest	(30.5)	(13.1)	13.0
Less: net loss attributable to non-controlling interest	—	(0.8)	—
Net (loss) income	$(30.5)	$(12.3)	$13.0

Other comprehensive loss, net of tax	(1.1)	(0.3)	(1.4)
Comprehensive (loss) income	$(31.6)	$(12.6)	$11.6

Net (loss) income per common share:
Basic	$(0.48)	$(0.20)	$0.20
Diluted	$(0.48)	$(0.20)	$0.20
Dividends declared per common share	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Cash flows from operating activities:
Net (loss) income before non-controlling interest	$(30.5)	$(13.1)	$13.0
Adjustments to reconcile net (loss) income before non-controlling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	40.2	45.7	46.0
Amortization of debt issuance costs	2.5	2.0	1.9
Stock-based compensation expense	7.8	7.2	6.3
Deferred income taxes	(27.8)	(5.0)	(4.1)
Gain on sale of assets	(1.2)	(1.9)	(3.0)
Impairment charges	12.1	8.9	35.6
Loss on sale of business	11.1	—	—
Gain on acquisition of business	(8.6)	—	—
Changes in operating assets and liabilities, net
Receivables, net	44.1	13.4	(22.3)
Inventories, net	27.1	(2.7)	(74.5)
Other current assets	(1.8)	(9.8)	(12.2)
Accounts payable	(36.7)	(17.2)	6.1
Accrued warranty	2.9	(8.6)	(11.3)
Customer advances	4.9	12.1	21.9
Other liabilities	7.7	24.6	(23.6)
Long-term assets	1.9	(3.1)	1.0
Net cash provided by (used in) operating activities	55.7	52.5	(19.2)
Cash flows from investing activities:
Purchase of property, plant and equipment	(13.5)	(20.8)	(40.6)
Purchase of rental and used vehicles	(3.3)	(3.0)	(20.1)
Proceeds from sale of assets	11.3	24.0	8.7
Proceeds from sale of businesses	54.5	—	—
Investment in China JV	—	—	(7.6)
Acquisition of businesses, net of cash acquired	(47.3)	—	(60.0)
Net cash provided by (used in) investing activities	1.7	0.2	(119.6)
Cash flows from financing activities:
Net (repayments) proceeds from borrowings under April 2017 ABL Facility	(35.1)	(90.0)	141.5
Net proceeds from borrowings of Term Loan	—	49.2	50.0
Repayment of long-term debt	(3.3)	(1.5)	—
Payment of dividends	(9.5)	(12.5)	(12.8)
Repurchase and retirement of common stock	—	(8.3)	(53.3)
Payment of debt issuance costs	(1.0)	(0.2)	(1.0)
Proceeds from exercise of common stock options, net of employer payroll taxes	0.8	0.6	9.5
Other financing activities	(1.2)	1.4	(1.0)
Net cash (used in) provided by financing activities	(49.3)	(61.3)	132.9
Net increase (decrease) in cash and cash equivalents	8.1	(8.6)	(5.9)
Cash and cash equivalents, beginning of year	3.3	11.9	17.8
Cash and cash equivalents, end of year	$11.4	$3.3	$11.9

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$23.2	$30.3	$23.0
Income taxes, net of refunds	$5.5	$(9.1)	$15.8

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)

	Common Stock			Additional Paid-in	Retained	Non- controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings (Deficit)	Interest	Loss	Equity
Balance, October 31, 2017	$0.1	64,145,945 Sh.		$532.0	$40.4	$—	$—	$572.5
Net income					13.0			13.0
Other comprehensive loss, net of tax							(1.4)	(1.4)
Stock-based compensation expense				3.8				3.8
Exercise of common stock options	—	1,757,984 Sh.		9.7				9.7
Vesting of restricted stock, net of employee tax withholding	—	13,231 Sh.		(0.1)				(0.1)
Repurchase and retirement of common stock	—	(3,233,352 Sh.	)	(53.3)				(53.3)
Dividends declared on common stock					(12.8)			(12.8)
Investment in non-controlling interest						1.0		1.0
Balance, October 31, 2018	$0.1	62,683,808 Sh.		$492.1	$40.6	$1.0	$(1.4)	$532.4
Net loss					(12.3)			(12.3)
Net loss attributable to non-controlling interest						(0.8)		(0.8)
Other comprehensive loss, net of tax							(0.3)	(0.3)
Stock-based compensation expense				6.4				6.4
Exercise of common stock options	—	99,999 Sh.		0.6				0.6
Vesting of restricted stock, net of employee tax withholding	—	151,276 Sh.		—				—
Repurchase and retirement of common stock	—	(717,597 Sh.	)	(8.3)				(8.3)
Dividends declared on common stock					(12.5)			(12.5)
Balance, October 31, 2019	$0.1	62,217,486 Sh.		$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss					(30.5)			(30.5)
Sale of business						(0.2)		(0.2)
Other comprehensive loss, net of tax							(1.1)	(1.1)
Stock-based compensation expense				7.4				7.4
Exercise of common stock options	—	130,000 Sh.		0.8				0.8
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	1,055,840 Sh.		(1.2)				(1.2)
Reclassification of Liability Awards				(1.7)				(1.7)
Dividends declared on common stock					(6.4)			(6.4)
Balance, October 31, 2020	$0.1	63,403,326 Sh.		$496.1	$(21.1)	$—	$(2.8)	$472.3

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. (“REV” or “the Company”) is a leading designer, manufacturer and distributor of specialty vehicles and related aftermarket parts and services, serving a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial and Recreation. The Company’s Fire & Emergency business is conducted primarily under the following brands: E-One, Ferrara, KME, Spartan Emergency Response, Smeal, Ladder Tower, AEV, Frontline, Horton, Leader, Marque, McCoy Miller, Road Rescue and Wheeled Coach. The Company’s Commercial business is conducted primarily under the following brands: Capacity, Collins Bus, ENC and Lay-Mor. The Company’s Recreation vehicle business is conducted primarily under the following brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade, Midwest and Lance. During the second quarter of fiscal year 2020, the Company acquired Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market. Refer to Note 3, Acquisitions, of the Notes to Consolidated Financial Statements for further details. In the third quarter of fiscal year 2020, and in connection with a strategic review of the product portfolio, the Company sold its shuttle bus businesses which included Goshen Coach, ElDorado National (Kansas), Federal Coach, Champion and World Trans. Refer to Note 6, Divestitures, Restructuring and Impairments, for further details.

In the second quarter of fiscal year 2018, the Company made its initial investment of $0.9 million in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”). REV has 10% equity interest in the China JV. During the third quarter of fiscal year 2018, the Company extended a loan to China JV in the amount of $6.7 million at the rate of 5% per annum. No further investments were made during fiscal years 2020 and 2019. The principal and interest of the loan may be converted at the Company’s sole option into an equity interest in the China JV. The Company recorded its investment in the China JV under the equity method of accounting.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 53.3% of REV Group’s voting equity as of October 31, 2020. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During fiscal years 2020, 2019 and 2018, the Company reimbursed its primary equity holder for expenses in the amount of $0.5 million, $1.4 million and $0.9 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Certain production facilities and offices for two of the Company’s subsidiaries are or were leased from certain members of management. Rent expense under these arrangements during fiscal years 2020, 2019 and 2018 totaled $0.7 million, $1.9 million and $1.5 million, respectively.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of REV and all of its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to fiscal years 2020, 2019 and 2018 relate to the fiscal years ended October 31, 2020, 2019 and 2018, respectively.

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

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. As of October 31, 2020, the Company had $11.1 million of uninsured cash balances in excess of Federal Depository Insurance Company limits.

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

Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Beginning balance	$0.7	$1.3	$1.1
Net recorded expense	1.3	0.2	0.6
Write-offs, net of recoveries/payments	(0.2)	(0.8)	(0.4)
Ending balance	$1.8	$0.7	$1.3

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, the majority of receivables are with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 14%, 16% and 13% of its net sales for fiscal years 2020, 2019 and 2018, respectively.

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

The Company performed its annual goodwill and indefinite lived intangible asset impairment analyses as of August 1, 2020 and did not recognize an impairment loss as a result of the review.

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

Earnings (Loss) Per Common Share: Basic earnings per share represents net income (loss) divided by basic weighted-average number of common shares. Diluted earnings per share represents net income (loss) divided by diluted weighted average number of common shares outstanding. Diluted weighted average common shares outstanding includes the dilutive effect of additional potential common shares issuable from stock options, restricted stock units, restricted stock awards and performance stock units, and are determined using the treasury stock method.

Comprehensive Income (Loss): For the year ended October 31, 2020, October 31, 2019 and October 31, 2018, the Company included its foreign currency translation loss as part of its Consolidated Statement of Operations and Comprehensive (Loss) Income.

Revenue Recognition: Substantially all of the Company’s revenue is recognized from contracts with customers with product shipment destinations in the United States and Canada. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. The transaction price excludes sales and usage-based taxes collected. The Company has elected to expense incremental costs to obtain a contract when the amortization period of the related asset is expected to be less than one year.

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are and are recorded in “Cost of Sales” in the Consolidated Statements of Operations when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers request bill and hold transactions. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory and is ready for physical transfer to the customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During fiscal year 2020, the Company recognized $106.7 million of revenue that was included in the customer advances balance as of October 31, 2019. During fiscal year 2019, the Company recognized $87.9 million of revenue that was included in the customer advances balance of $117.8 million as of October 31, 2018. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated balance sheets. Refer to Note 6, Divestitures, Restructuring and Impairments, for further details.

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

Stock-Based Compensation: Stock compensation expense for restricted stock units and awards is recorded over the vesting period based on the grant date fair value of the awards. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. Forfeitures of restricted stock units and awards are recognized as they occur.

Stock compensation expense for performance stock unit awards is recorded over the vesting period based on the grant date fair value of the awards and achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. Forfeitures of performance stock units and awards are recognized as they occur.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting pronouncements did not have a material impact on the Company’s consolidated financial statements:

•

In February 2016 FASB issued Accounting Standard Update (“ASU”) 2016-02, “Leases” (Accounting Standards Codification (ASC) 842). ASC 842 is intended to increase transparency and comparability among organizations by recognizing lease liabilities with corresponding right-of-use (“ROU”) assets on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new standard on November 1, 2019, following the optional transition method provided by ASU No. 2018-11. Accordingly, prior year comparative information was not recast to reflect the impact of the new guidance and therefore continues to be reported under the accounting guidance in effect during those periods (ASC 840). The most significant impact of the Company’s adoption of ASC 842 is the recognition of ROU assets and lease liabilities on the balance sheet for operating leases. The adoption did not have any impact on the Company’s results of operations or cash flows.

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

•	ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”)

Accounting Pronouncements - To Be Adopted

•

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments”. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The Company is required to adopt ASU 2016-13 as of November 1, 2020. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

•

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes”. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company will be required to adopt ASU 2019-12 as of November 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of 2019-12 on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through January 7, 2021, the date on which the financial statements were available to be issued, and determined there were no items to disclose.

Note 3. Acquisitions

Lance Camper Manufacturing Acquisition

On January 12, 2018, the Company acquired 100% of the common shares of Lance Camper Mfg. Corp. and its sister company Avery Transport, Inc. (collectively, “Lance” and the “Lance Acquisition”). Lance designs, engineers and manufactures truck campers, towable campers and toy haulers. This acquisition provided the Company a meaningful entrance into the high volume and rapidly growing towables segment of the recreational vehicle market. The final purchase price paid for Lance was $67.3 million ($61.3 million net of $6.0 million cash acquired) and was funded through the Company’s revolving credit facility. Lance is reported as part of the Recreation segment.

The Company also paid an additional $10.0 million to the selling shareholders subsequent to the acquisition date in the form of deferred purchase price payable of $5.0 million on each of the 12- and 24-month anniversary dates of the acquisition date as per the agreement terms. This deferred payment was recognized as an expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income over the period of the agreement. In the first quarter of fiscal year 2019, the Company paid the first $5.0 million of this deferred purchase price to the selling shareholders and paid the second $5.0 million in the second quarter of fiscal year 2020.

The final purchase price allocation resulted in goodwill of $25.5 million, which is deductible for income tax purposes.

Spartan Emergency Response

On February 1, 2020, the Company acquired substantially all of the assets and liabilities of Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from The Shyft Group (NASDAQ: SHYF). Spartan ER is reported as part of the Fire & Emergency segment. The acquisition increases the Company’s market share in several key product categories and provides access to several large new municipalities and regional markets. The initial purchase price for Spartan ER was $54.8 million, subject to an adjustment based on the level of net working capital at closing, as defined in the purchase agreement. The net cash consideration paid at closing was funded through the Company’s ABL credit facility.

During the fourth quarter of fiscal year 2020, the Company finalized the post-close net working capital adjustment and subsequently received $7.5 million from the seller. The preliminary purchase price allocation was updated to reflect the reduction in consideration paid as well as to reflect immaterial measurement period adjustments made to accounts receivable, inventory, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the gain on acquisition of $3.3 million, from $11.9 million to $8.6 million, which is included in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income for the fiscal year ended October 31, 2020. The measurement period adjustments did not have a material impact on the Company’s fourth quarter results of operations.

Prior to recognizing the gain, the Company reassessed the measurement and recognition of identifiable assets acquired, and liabilities assumed and concluded that the valuation procedures and resulting preliminary measures were appropriate, in all material respects. The Company believes that its ability to negotiate a purchase price lower than the fair market value of the acquired net assets was due to the limited number of strategic buyers that exist in this specific market and the desire of the sellers to exit the business on an accelerated basis. The Company incurred acquisition related costs of $1.6 million, which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal year ended October 31, 2020.

As of October 31, 2020, the fair value of the acquired assets, liabilities and gain on acquisition of business, is provisional pending receipt of the final valuation report from a third-party valuation firm and final fair value considerations specific to inventory and warranty reserves. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Spartan ER.

Assets:
Accounts receivable, net	$22.9
Inventories, net	83.3
Other current assets	0.7
Property, plant and equipment	13.6
Right of use assets	6.0
Total assets acquired	126.5
Liabilities:
Accounts payable	5.3
Customer advances	35.3
Accrued warranty	1.3
Other current liabilities	8.7
Short-term lease obligations	0.8
Deferred income taxes	2.9
Long-term lease obligations	5.4
Other long-term liabilities	10.9
Total liabilities assumed	70.6
Net assets acquired	55.9
Consideration paid	47.3
Gain on acquisition of business	$(8.6)

Net sales and operating income attributable to Spartan ER for the fiscal year 2020 were $212.4 million and $10.0 million, respectively. In connection with the acquisition, Spartan ER changed its method for recognizing revenue from over-time to point-in-time to align with the Company. The Company determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because records of certain sales transactions are no longer available for all prior periods. Accordingly, the supplemental proforma disclosures required by ASC 805 have been omitted.

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2020	October 31, 2019
Chassis	$61.1	$44.9
Raw materials	193.2	198.1
Work in process	230.3	200.8
Finished products	72.4	79.6
	557.0	523.4
Less: reserves	(19.8)	(10.0)
Total inventories, net	$537.2	$513.4

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2020	October 31, 2019
Land & land improvements	$27.0	$24.2
Buildings & improvements	103.9	107.6
Machinery & equipment	95.2	93.1
Rental & used vehicles	4.9	24.4
Computer hardware & software	47.5	58.1
Office furniture & fixtures	5.1	5.8
Construction in process	8.1	11.4
	291.7	324.6
Less: accumulated depreciation	(123.3)	(122.9)
Total property, plant and equipment, net	$168.4	$201.7

Depreciation expense for fiscal years 2020, 2019 and 2018 was $26.9 million, $28.3 million and $27.9 million, respectively.

Note 6. Divestitures, Restructuring and Impairments

Divestitures

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

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received total cash proceeds of $4.0 million in fiscal year 2020.

In the third quarter of fiscal year 2020, and in connection with a strategic review of the product portfolio, the Company completed the sale of its shuttle bus businesses. The Company received cash proceeds of $48.9 million in the third quarter of fiscal year 2020, and the remaining $1.6 million in the fourth quarter of fiscal year 2020. In connection with this sale, the Company recognized a loss of $11.1 million, which is included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal year ended October 31, 2020. The Company used the proceeds from the disposition to reduce outstanding borrowings. The shuttle bus businesses were previously reported as part of the Commercial segment.

As of October 31, 2019, assets and liabilities held for sale consisted of the following balances related to the sale of REV Coach: property, plant and equipment, net—$0.2 million, inventories, net—$14.0 million, accounts receivable, net—$0.4 million, other current and long-term assets—$4.9 million, accounts payable—$11.7 million and other current and long-term liabilities—$3.7 million.

Restructuring and Impairments

In fiscal year 2020, the Company recorded impairment and restructuring charges of $12.1 million and $9.9 million, respectively, in fiscal year 2020. These charges resulted from the Company’s exit from its rental program and related liquidation of its rental fleet, the sunset of certain low profit ambulance brands, move from a centralized to a decentralized aftermarket parts business to better align that business to support customers and enable sustainable growth, the exit from certain low profit businesses in the F&E segment, and severance costs related to reductions in force across the Company in response to the ongoing COVID-19 pandemic.

The impairment and restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2020
Fire & Emergency	$3.2	$2.9	$3.3	$9.4
Commercial	0.2	—	—	0.2
Recreation	0.4	—	—	0.4
Corporate and Other	1.8	1.4	8.8	12.0
Total	$5.6	$4.3	$12.1	$22.0

Restructuring costs of $5.7 million for fiscal year 2019 were primarily attributable to headcount reductions in the Fire & Emergency segment and our corporate office as well as a facility closure in the Recreation Segment and lease termination costs. Non-cash impairment charges of $8.9 million for fiscal year 2019 were primarily related to assets held for sale and other assets which were liquidated during the year.

Restructuring costs for fiscal year 2018 of $7.2 million represent costs incurred to restructure certain management positions in the Fire & Emergency, Commercial and Recreation segments, Corporate office, as well as to relocate the Company’s Class B RV production. Non-cash impairment charge of $35.6 million for fiscal year 2018 was related to assets held for sale and other assets that management intended to monetize or that were otherwise impaired which included the Company’s rental fleet, inventory from discontinued product lines and certain information system assets.

The Company does not expect to incur additional material restructuring costs related to those incurred in fiscal year 2020. As of October 31, 2020, and October 31, 2019, remaining restructuring charges of $2.6 million and $0.9 million were accrued. Refer to Note 8, Other Current Liabilities.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2020	October 31, 2019
Fire & Emergency	$88.6	$88.6
Commercial	26.2	28.7
Recreation	42.5	42.5
Total goodwill	$157.3	$159.8

The change in the net carrying value amount of goodwill consisted of the following:

	October 31, 2020	October 31, 2019
Balance at beginning of period	$159.8	$161.8
Activity during the year:
Acquisitions	—	(2.0)
Divestitures	(2.5)	—
Balance at end of period	$157.3	$159.8

Intangible assets (excluding goodwill) consisted of the following:

	October 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(37.8)	$28.4
Non-compete agreements	5.0	2.0	(1.7)	0.3
Trade names	7.0	1.3	(1.3)	-
		69.5	(40.8)	28.7
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$176.9	$(40.8)	$136.1

	October 31, 2019
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$126.7	$(84.0)	$42.7
Order backlog	1.0	6.7	(6.7)	—
Non-compete agreements	5.0	2.0	(1.3)	0.7
Trade names	7.0	3.5	(3.0)	0.5
Technology-related	7.0	0.9	(0.8)	0.1
		139.8	(95.8)	44.0
Indefinite-lived trade names		115.9	—	115.9
Total intangible assets, net		$255.7	$(95.8)	$159.9

Amortization expense was $13.3 million, $17.4 million and $18.1 million for fiscal years 2020, 2019 and 2018, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2021—$9.8 million, 2022—$7.1 million, 2023—$3.5 million, 2024—$2.3 million and 2025—$1.7 million.

Note 8. Other Current Liabilities

Other current liabilities consisted of the following:

	October 31, 2020	October 31, 2019
Payroll and related benefits and taxes	$25.8	$22.2
Incentive compensation	7.5	4.1
Customer sales programs	2.8	4.7
Restructuring costs	2.6	0.9
Restructuring related charges	2.6	—
Interest payable	2.3	1.9
Dividends payable	—	3.3
Deferred purchase price payment	—	4.5
Other	29.9	28.6
Total other current liabilities	$73.5	$70.2

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2020	October 31, 2019
April 2017 ABL facility	$175.0	$210.0
Term Loan, net of debt issuance costs ($1.7 and $2.2)	167.2	170.2
	342.2	380.2
Less: current maturities	(1.7)	(3.6)
Long-term debt, less current maturities	$340.5	$376.6

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

The following amendments have been made to the April 2017 ABL Facility:

•

On December 22, 2017, the Company exercised a $100.0 million incremental borrowing capacity option under the April 2017 ABL Facility to fund the Lance Camper acquisition, which increased total borrowing capacity under the facility from $350.0 million to $450.0 million. The Company incurred an additional $0.4 million of debt issuance costs related to the incremental borrowing capacity option.

•

On January 31, 2020, the Company increased total borrowing capacity under the facility, in anticipation of its acquisition of Spartan ER, from $450.0 million to $500.0 million. The Company incurred an additional $0.4 million of debt issuance costs related to the incremental borrowing capacity option.

Revolving Loans under the April 2017 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0%), subject to adjustment based on utilization in accordance with the ABL Agreement. The weighted-average interest rate on borrowings outstanding under the April 2017 ABL Facility was 1.85% as of October 31, 2020. Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans.

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

The Company was in compliance with all financial covenants under the April 2017 ABL Facility as of October 31, 2020. As of October 31, 2020, the Company’s availability under the April 2017 ABL Facility was $283.4 million.

The fair value of the April 2017 ABL Facility approximated book value at both October 31, 2020 and October 31, 2019.

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

The following amendments have been made to the Term Loan:

•

On July 18, 2018, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $75.0 million to $125.0 million. The Company incurred an additional $0.6 million of debt issuance costs related to the incremental commitment option. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

•

On March 29, 2019, the Company exercised a $50.0 million incremental commitment option under the Term Loan Agreement, which increased total borrowing under the facility from $125.0 million to $175.0 million. The Company incurred an additional $0.8 million of debt issuance costs related to the incremental commitment option, which were deducted from proceeds received by the Company. Proceeds from the incremental commitment were used to repay a portion of the outstanding borrowings under the April 2017 ABL Facility.

•

On October 18, 2019, the Company amended the term loan agreement to raise the maximum leverage net ratio to 4.00 to 1.00 from 3.50 to 1.00. Additionally, the Company received a waiver related to the excess cash flow calculation payment for fiscal year 2019. The Company incurred $0.2 million of debt issuance costs related to the amendment.

•

On January 31, 2020, the Company amended the term loan agreement, in contemplation of its pending acquisition of Spartan ER, to raise the maximum net leverage ratio to 5.00 to 1.00 from 4.00 to 1.00. The Company incurred $0.4 million of debt issuance costs related to the amendment.

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

Applicable interest rate margins for the Term Loan are 3.25% for base rate loans and 4.25% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan was 5.25% as of October 31, 2020.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default.

The Company was in compliance with all financial covenants under the Term Loan as of October 31, 2020.

The fair value of the Term Loan approximated book value at both October 31, 2020 and October 31, 2019.

Aggregate contractual maturities of debt in future fiscal years are as follows:

2021	1.7
2022	342.2
Thereafter	—
Total debt	$343.9

Note 10. Warranties

The Company’s products generally carry explicit warranties that extend from several months to several years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s products may include warranties from original equipment manufacturers (“OEM”). These OEM warranties are passed on to the end customer of the Company’s products, and the customer deals directly with the applicable OEM for any issues encountered on those components.

Changes in the Company’s warranty liability consisted of the following:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019
Balance at beginning of year	$22.6	$30.8
Warranty provisions	38.0	20.8
Settlements made	(35.1)	(29.0)
Acquired business	12.2	—
Divested businesses	(0.7)	—
Balance at end of year	$37.0	$22.6

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2020	October 31, 2019
Current liabilities	$24.1	$16.1
Other long-term liabilities	12.9	6.5
Total warranty liability	$37.0	$22.6

Note 11. Leases

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

During fiscal year 2020, the Company recognized total operating lease costs of approximately $10.1 million, and paid cash of $9.4 million for amounts included in the measurement of lease liabilities.

At October 31, 2020, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

2021	$9.4
2022	7.6
2023	4.8
2024	2.8
2025	1.0
Thereafter	2.4
Total undiscounted lease payments	28.0
Less: imputed interest	(2.7)
Total lease liabilities	$25.3

As of October 31, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.5 years and 5.0%, respectively.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended October 31, 2019 and accounted for under the previous lease accounting guidance (ASC 840), future minimum operating lease payments as of October 31, 2019 were as follows:

2020	$8.5
2021	7.5
2022	5.8
2023	3.3
2024	1.5
Thereafter	0.1

Note 12. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $9.8 million, $9.7 million and $9.7 million during fiscal years 2020, 2019 and 2018, respectively.

Note 13. Stock Repurchase Program

On March 20, 2018, the Company’s Board of Directors authorized up to $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of March 19, 2020. On September 5, 2018, the Company’s Board of Directors authorized an additional $50.0 million of repurchases of the Company’s issued and outstanding common stock with an expiration date of September 4, 2020. The Company’s share repurchase program is executed from time to time through open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during fiscal year 2020 and the program expired on September 4, 2020.

Note 14. Stock Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) has 8,000,000 shares authorized for issuance with 6,759,653 shares remaining at October 31, 2020. The 2016 Plan replaced the 2010 Long-Term Incentive Plan (the “2010 Plan”) in January 2017 in connection with our IPO. While no new awards will be granted under the 2010 Plan, awards previously issued under that plan that were outstanding as of the approval date of the 2016 Plan will remain outstanding and continue to be governed by the provisions of the 2010 Plan. The 2010 Plan has 1,109,686 shares remaining for issuance at October 31, 2020. The awards issued under the 2010 Plan that are currently outstanding are limited to stock options. These stock options are all fully vested and exercisable and have a contractual term of up to 10 years.

Under the 2016 Plan, officers, directors, including non-employee directors, and employees of the Company may be granted restricted stock awards (RSAs), restricted stock units (RSUs) or performance stock units (PSUs). Restricted stock awards and units generally vest over a one to four-year service period following the grant date, provided the recipient is still our employee, or non-employee director, at the time of vesting. Performance stock unit awards generally vest over a three to four-year service period following the grant date, provided the recipient is still our employee at the time of vesting, and provided the achievement of performance targets applicable to each award.

Stock-based compensation expense consists of vesting of restricted and performance stock units issued under the 2016 Plan and vesting of stock options issued under the 2010 Plan.

For fiscal years 2020, 2019, and 2018, the Company recorded stock-based compensation expense of $7.8 million, $7.2 million, and $6.3 million, respectively, as selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The actual income tax benefit realized totaled $1.8 million, $1.8 million, and $1.7 million for those same periods.

Restricted Stock Awards: The change in the number of nonvested restricted stock awards outstanding consisted of the following:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Nonvested, beginning of year	—	$—
Granted	1,103,568	8.64
Vested	—	—
Forfeited	(420,651)	11.68
Nonvested, end of year	682,917	$6.76

No restricted stock awards were granted prior to fiscal year 2020.

As of October 31, 2020, the Company had $3.5 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units: The change in the number of nonvested restricted stock units outstanding consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	1,394,205	$11.94
Granted	307,127	10.81
Vested	(472,848)	12.43
Forfeited	(308,223)	11.91
Nonvested, end of year	920,261	$11.42

The weighted average grant date fair value of restricted stock units granted during fiscal years 2019 and 2018 was $9.04 and $26.18, respectively. The total fair value of restricted stock units that vested during fiscal years 2020, 2019 and 2018 was $5.9 million, $3.5 million and $0.4 million, respectively.

As of October 31, 2020, the Company had $4.2 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.4 years.

Performance Stock Units: The change in the number of nonvested performance stock units consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	48,734	$27.36
Granted	507,003	5.23
Vested	(24,367)	27.36
Forfeited	(80,000)	6.74
Nonvested, end of year	451,370	$6.16

No performance stock units were granted during 2019. The weighted average grant date fair value of performance stock units granted during fiscal year 2018 was $22.70. The total fair value of performance stock units that vested during fiscal years 2020 and 2019 was $0.7 million and $0.6 million, respectively. The total fair value of performance stock units that vested during fiscal year 2018 was immaterial.

As of October 31, 2020, the Company had $1.7 million of unrecognized compensation expense related to performance stock units, which will be recognized over a weighted-average period of 2.3 years.

Stock Options: Stock option activity for fiscal years 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value of Options
Outstanding, beginning of year	647,800	$7.64	5.9	$3,113
Granted	—	—	—	—
Exercised	(130,000)	7.90	5.1	569
Forfeited	(10,000)	8.11	—	7
Expired	(223,000)	7.32	—	161
Outstanding, end of year	284,800	$7.77	5.0	$79
Exercisable, end of year	284,800	$7.77	5.0	$79

The aggregate intrinsic value above reflects the total pre-tax intrinsic value (the difference between the per share fair value of the Company’s stock and the exercise price of the stock options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on October 31, 2020 and October 31, 2019. The intrinsic value of the Company’s stock options changes based on the changes in the share price of the Company’s common stock.

The total intrinsic value of stock options exercised during fiscal years 2020, 2019, and 2018, was $0.6 million, $0.5 million, and $26.8 million, respectively.

As of October 31, 2020, all outstanding options were completely vested so there was no unrecognized compensation expense related to stock options as of that date.

Note 15. Income Taxes

Income is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Domestic	$(45.6)	$(16.5)	$5.2
Foreign	(0.5)	(0.1)	(3.0)
(Losses) income before (benefit) provision for income taxes	$(46.1)	$(16.6)	$2.2

Benefit for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Current:
Federal	$10.4	$0.4	$(6.8)
State	1.8	1.1	0.1
Foreign	—	—	—
Total Current	$12.2	$1.5	$(6.7)
Deferred:
Federal	(24.0)	(4.0)	(6.4)
State	(3.8)	(1.0)	0.9
Foreign	—	—	1.4
Total Deferred	(27.8)	(5.0)	(4.1)
Benefit for income taxes	$(15.6)	$(3.5)	$(10.8)

Income tax (benefit) provision at the federal statutory rate is reconciled to the Company’s benefit for income taxes as follows:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Income tax (benefit) provision at federal statutory rate	$(9.7)	$(3.5)	$0.5
Taxes on foreign income which differ from the U.S. statutory rate	—	—	(0.3)
State (benefit) expense	(2.3)	(0.2)	0.5
CARES Act impact	(3.5)	—	—
Manufacturing and research incentives	(0.9)	(0.6)	(2.7)
Nondeductible items	0.8	0.2	0.7
Uncertain tax positions	0.4	(0.1)	(0.4)
Valuation allowance	0.2	—	2.2
Remeasurement of deferred taxes - U.S. Tax Reform	—	—	(11.3)
Bargain purchase gain	(2.2)	—	—
Stock-based compensation	1.4	0.8	—
Other items	0.2	(0.1)	—
Benefit for income taxes	$(15.6)	$(3.5)	$(10.8)

Tax benefit for fiscal year 2020 was favorably impacted by tax benefits related to loss carryback allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER. Tax benefit was also favorably impacted by incentives for U.S. research and unfavorably impacted by share-based compensation tax deductions.

Tax benefit for fiscal year 2019 was favorably impacted by incentives for U.S. research and unfavorably impacted by share-based compensation tax deductions.

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

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting interest expense deductions, implementing a territorial tax system, and creating new taxes on certain foreign-sourced earnings. In fiscal year 2018, the Company recorded $11.3 million of cumulative tax benefit related to remeasurement of net deferred tax liabilities

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency stimulus package that includes spending and tax benefits to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, allowing for net operating loss carrybacks for certain past and future losses, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Reform Act. The Company evaluated the impact of the CARES Act and recorded a cumulative tax benefit of $3.5 million for the carryback of the fiscal year 2018 federal net operating loss. As the Company is carrying the losses back to years beginning before January 1, 2018, the tax benefit of $3.5 million is a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019
Deferred tax assets:
Product warranty	$6.4	$5.8
Inventory	6.5	5.0
Deferred employee benefits	5.0	4.3
Net operating loss and credit carryforwards	4.9	13.3
Other reserves and allowances	5.9	3.2
Gross deferred tax assets	28.7	31.6
Less: valuation allowance	(1.7)	(2.1)
Deferred tax assets	27.0	29.5
Deferred tax liabilities:
Intangible assets	(24.5)	(26.5)
Property, plant and equipment	(4.6)	(16.3)
Other	(0.8)	(2.0)
Deferred tax liabilities	(29.9)	(44.8)
Net deferred tax liability	$(2.9)	$(15.3)

The net deferred tax assets/ (liabilities) recorded in the consolidated balance sheet are as follows:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019
Noncurrent deferred tax asset	$—	$0.1
Noncurrent deferred tax liability	(2.9)	(15.4)
Net deferred tax liability	$(2.9)	$(15.3)

At October 31, 2020, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $3.2 million, which are subject to annual limitations and begin to expire in 2029. The Company has state net operating loss carryforwards of $21.6 million, which begin to expire in 2027. The Company also has net operating loss carryforwards generated in Canada and Brazil of $0.6 million and $3.7 million, respectively which are offset by a valuation allowance because the losses are projected to expire prior to being utilized. The Company has state tax and other credit carryforwards of $2.3 million, which begin to expire in 2023.

The Company, or one of its subsidiaries, files income tax returns in the U.S, Canada, Brazil, Singapore and various state jurisdictions. With few exceptions, fiscal years 2016, 2017, 2018 and 2019 remain open to tax examination by Brazilian, Canadian and U.S. federal and state tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Balance at beginning of year	$2.4	$2.1	$2.6
Additions (reductions) for tax positions in prior year	0.2	0.3	0.3
Additions for tax positions in current year	0.1	0.1	0.3
Cash settlements with taxing authorities	—	—	(0.2)
Statute of limitations	—	(0.1)	(0.9)
Balance at end of year	$2.7	$2.4	$2.1

If recognized, $3.1 million, $2.6 million, and $2.2 million of the Company’s unrecognized tax benefits as of October 31, 2020, October 31, 2019 and October 31, 2018, respectively, would affect the Company’s effective income tax rate.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2020	October 31, 2019
Performance, bid and specialty bonds	$328.6	$229.9
Open standby letters of credit	11.0	14.3
Total	$339.6	$244.2

The increase in performance, bid and specialty bonds is attributable to municipal contracts within our Commercial segment and customer contracts related to Spartan ER

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $40.4 million and $48.6 million as of October 31, 2020 and October 31, 2019, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s outstanding obligations under such agreements were $191.5 million and $212.5 million as of October 31, 2020, and October 31, 2019, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2020 and October 31, 2019 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $21.1 million and $25.5 million at October 31, 2020 and October 31, 2019, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Note 17. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for fiscal years 2020, 2019 and 2018:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Basic weighted-average common shares outstanding	63,044,872	62,789,165	63,966,977
Dilutive stock options	—	—	1,242,644
Dilutive restricted stock units	—	—	548
Dilutive restricted stock awards	—	—	—
Dilutive performance stock units	—	—	—
Diluted weighted-average common shares	63,044,872	62,789,165	65,210,169

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for fiscal years 2020, 2019 and 2018:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Anti-Dilutive Stock Options	284,800	988,551	97,085
Anti-Dilutive Restricted Stock Awards	682,917	1,783,271	574,359
Anti-Dilutive Restricted Stock Units	920,261	—	—
Anti-Dilutive Performance Stock Units	451,370	18,408	91,509
Anti-Dilutive Common Stock Equivalents	2,339,348	2,790,230	762,953

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

Recreation: This segment includes REV Recreation Group (“RRG”), Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A RVs in both gas and diesel models. Renegade primarily manufacturers, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers and towable campers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers.

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

Selected financial information of the Company’s segments is as follows:

	Fiscal Year 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$1,132.0	$484.8	$657.8	$3.0	$2,277.6
Depreciation and amortization	$13.5	$5.7	$13.7	$7.3	$40.2
Capital expenditures	$7.1	$2.7	$2.0	$1.7	$13.5
Total assets	$731.3	$207.1	$305.4	$68.5	$1,312.3
Adjusted EBITDA	$39.9	$34.5	$38.4	$(45.3)

	Fiscal Year 2019
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$967.9	$720.0	$716.3	$(0.5)	$2,403.7
Depreciation and amortization	$14.1	$8.7	$15.6	$7.3	$45.7
Capital expenditures	$8.6	$3.7	$2.7	$5.8	$20.8
Total assets	$617.2	$317.7	$316.4	$95.8	$1,347.1
Adjusted EBITDA	$43.2	$56.0	$46.8	$(43.9)

	Fiscal Year 2018
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Net Sales	$956.6	$638.5	$811.9	$(25.7)	$2,381.3
Depreciation and amortization	$15.3	$10.0	$13.4	$7.3	$46.0
Capital expenditures	$7.9	$4.2	$9.7	$18.8	$40.6
Total assets	$612.4	$293.2	$383.2	$119.3	$1,408.1
Adjusted EBITDA	$86.0	$38.1	$60.4	$(36.5)

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2020, 2019 and 2018:

	Fiscal Year 2020
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$1,088.8	$0.5	$42.7	$1,132.0
Commercial	480.2	0.9	3.7	484.8
Recreation	652.7	0.2	4.9	657.8
Corporate, Other & Elims	3.0	—	—	3.0
Total Net Sales	$2,224.7	$1.6	$51.3	$2,277.6

	Fiscal Year 2019
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$909.0	$3.1	$55.8	$967.9
Commercial	713.5	0.2	6.3	720.0
Recreation	706.4	0.6	9.3	716.3
Corporate, Other & Elims	(0.5)	—	—	(0.5)
Total Net Sales	$2,328.4	$3.9	$71.4	$2,403.7

	Fiscal Year 2018
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$938.2	$3.3	$15.1	$956.6
Commercial	632.3	—	6.2	638.5
Recreation	808.2	—	3.7	811.9
Corporate & Other	(26.2)	0.1	0.4	(25.7)
Total Net Sales—External Customers	$2,352.5	$3.4	$25.4	$2,381.3

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

Provided below is a reconciliation of segment Adjusted EBITDA to net (loss) income:

	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Fire & Emergency Adjusted EBITDA	$39.9	$43.2	$86.0
Commercial Adjusted EBITDA	34.5	56.0	38.1
Recreation Adjusted EBITDA	38.4	46.8	60.4
Corporate and Other Adjusted EBITDA	(45.3)	(43.9)	(36.5)
Depreciation and amortization	(40.2)	(45.4)	(45.5)
Interest expense, net	(25.7)	(32.4)	(25.3)
Benefit for income taxes	15.6	3.5	12.2
Transaction expenses	(3.3)	(1.0)	(2.8)
Sponsor expense reimbursement	(0.5)	(1.4)	(0.9)
Restructuring costs	(9.9)	(5.7)	(7.0)
Restructuring related charges	(10.5)	—	—
Stock-based compensation expense	(7.8)	(7.2)	(6.3)
Legal matters	(1.8)	(7.7)	(5.5)
Loss on sale of business	(11.1)	—	—
Gain on acquisition of business	8.6	—	—
Impairment charges	(12.1)	(8.9)	(35.6)
Earnings (losses) attributable to assets held for sale	0.8	(4.7)	(9.9)
Deferred purchase price payment	(0.1)	(3.5)	(6.0)
First year public company costs	—	—	(1.5)
Non-cash purchase accounting expense	—	—	(0.9)
Net (Loss) Income	$(30.5)	$(12.3)	$13.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

During the second quarter of fiscal year 2020, the Company acquired Spartan Emergency Response (“Spartan ER”). The acquired business constitutes approximately 10% of total assets as of October 31, 2020, and 9% of net sales for the fiscal year ended October 31, 2020. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the below assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting, and we have excluded the acquired business from our assessment of the effectiveness of internal control over financial reporting as of October 31, 2020.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2020, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of October 31, 2020 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will appear in our definitive proxy statement for our Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended October 31, 2020, which information is incorporated in this item by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following information required under this item is filed as a part of this report:
(1)	Consolidated Balance Sheets as of October 31, 2020 and October 31, 2019

For the Fiscal Years Ended October 31, 2020, October 31, 2019, and October 31, 2018:

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

4.1

Description of Capital Stock (Incorporated by reference to the “Description of Capital Stock” section of the REV Group, Inc. registration statement on Form S-3 (file no. 333-223897), filed on March 23, 2018)

10.1

Form of Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 10.1 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.2

Revolving Credit and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Ally Bank and BMO Harris Bank N.A., as Co-Collateral Agents, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.3

Term Loan and Guaranty Agreement, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor Subsidiaries, Ally Bank, as Administrative Agent and Collateral Agent, and certain other lenders and agents party thereto, dated April 25, 2017. (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 25, 2017)

10.4

Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. registration statement on Form S-1 (file no. 333-214209), filed on October 24, 2016)

10.5

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.6

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.7

Form of Stock Option Award Agreement pursuant to the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.8

Offer Letter, dated July 9, 2014, between American Industrial Partners and Timothy W. Sullivan (Incorporated by reference to Exhibit 10.8 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.9

Offer Letter, dated December 21, 2015, between the Registrant and Dean Nolden (Incorporated by reference to Exhibit 10.9 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.10

Offer Letter, dated February 5, 2016, between the Registrant and Barbara H. Stephens (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.11

REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.12

REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.13

Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.14

REV Group, Inc. Non-Employee Directors Compensation (Incorporated by reference to Exhibit 10.19 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.15

Form of Restricted Stock Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 18, 2019)

10.16

Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2020)

10.17	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 9, 2020)

10.18*	Offer Letter, dated March 5, 2020, between the Registrant and Rodney Rushing
10.19*	Offer Letter, dated May 14, 2020, between the Registrant and Mark Skonieczny

10.20*	Separation Agreement, dated March 22, 2020, between the Registrant and Timothy W. Sullivan

10.21*	Separation Agreement, dated July 8, 2020, between the Registrant and Dean Nolden
21.1*	Subsidiaries of REV Group, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REV Group, Inc.

Date: January 7, 2021	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on January 7, 2021.

Signature	Title	Date
/s/ Rodney N. Rushing	Director and Chief Executive Officer
Rodney N. Rushing	(Principal Executive Officer)	January 7, 2021

/s/ Mark A. Skonieczny	Chief Financial Officer
Mark A. Skonieczny	(Principal Financial Officer and Principal Accounting Officer)	January 7, 2021

/s/ Paul Bamatter	Director
Paul Bamatter		January 7, 2021

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		January 7, 2021

/s/ Dino Cusumano	Director
Dino Cusumano		January 7, 2021

/s/ Charles Dutil	Director
Charles Dutil		January 7, 2021

/s/ Justin Fish	Director
Justin Fish		January 7, 2021

/s/ Randall Swift	Director
Randall Swift		January 7, 2021

/s/ Joel Rotroff	Director
Joel Rotroff		January 7, 2021

/s/ Donn Viola	Director
Donn Viola		January 7, 2021