Form 10-Q
period 2021-01-31
REV Group, Inc.
filed 2021-03-10
CIK 1687221

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of March 8, 2021, the registrant had 64,519,781 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

		(Audited)
	January 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9.1	$11.4
Accounts receivable, net	207.7	229.3
Inventories, net	533.2	537.2
Other current assets	17.6	34.1
Assets held for sale	9.7	—
Total current assets	777.3	812.0
Property, plant and equipment, net	155.9	168.4
Goodwill	157.3	157.3
Intangible assets, net	133.6	136.1
Right of use assets	19.6	23.2
Other long-term assets	15.4	15.3
Total assets	$1,259.1	$1,312.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$1.7
Accounts payable	128.7	169.5
Customer advances	167.6	170.1
Accrued warranty	22.3	24.1
Short-term lease obligations	7.6	8.4
Liabilities held for sale	9.3	—
Other current liabilities	65.9	73.5
Total current liabilities	403.1	447.3
Long-term debt, less current maturities	330.4	340.5
Deferred income taxes	4.1	2.9
Long-term lease obligations	13.5	16.9
Other long-term liabilities	32.7	32.4
Total liabilities	783.8	840.0
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 64,479,781 and 63,403,326 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	499.1	496.1
Retained deficit	(21.1)	(21.1)
Accumulated other comprehensive loss	(2.8)	(2.8)
Total shareholders' equity	475.3	472.3
Total liabilities and shareholders' equity	$1,259.1	$1,312.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Three Months Ended January 31,
	2021	2020
Net sales	$554.0	$532.1
Cost of sales	492.3	484.7
Gross profit	61.7	47.4
Operating expenses:
Selling, general and administrative	47.1	46.3
Research and development costs	1.3	1.2
Amortization of intangible assets	2.6	4.0
Restructuring	1.0	0.6
Total operating expenses	52.0	52.1
Operating income (loss)	9.7	(4.7)
Interest expense, net	5.5	7.3
Loss on business held for sale	3.8	—
Loss on acquisition of business	0.4	—
Income (loss) before benefit for income taxes	—	(12.0)
Benefit for income taxes	—	(2.6)
Net income (loss)	$—	$(9.4)

Other comprehensive income (loss), net of tax	—	—
Comprehensive income (loss)	$—	$(9.4)

Net income (loss) per common share:
Basic	$—	$(0.15)
Diluted	$—	$(0.15)
Dividends declared per common share	$—	$0.05

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$—	$(9.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.6	10.8
Amortization of debt issuance costs	0.6	0.5
Stock-based compensation expense	1.9	2.6
Deferred income taxes	1.3	1.8
Gain on sale of assets	(1.5)	(0.5)
Loss on business held for sale	3.8	—
Loss on acquisition of business	0.4	—
Changes in operating assets and liabilities, net	(13.2)	(19.1)
Net cash provided by (used in) operating activities	1.9	(13.3)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2.9)	(3.2)
Purchase of rental and used vehicles	—	(2.7)
Proceeds from sale of assets	10.0	3.5
Proceeds from sale of business	—	1.1
Net cash provided by (used in) provided by investing activities	7.1	(1.3)
Cash flows from financing activities:
Net (repayments) proceeds from borrowings under ABL Facility	(10.0)	82.0
Repayment of long-term debt	(0.4)	—
Payment of dividends	—	(3.1)
Other financing activities	(0.9)	(0.3)
Net cash (used in) provided by financing activities	(11.3)	78.6
Net (decrease) increase in cash and cash equivalents	(2.3)	64.0
Cash and cash equivalents, beginning of period	11.4	3.3
Cash and cash equivalents, end of period	$9.1	$67.3

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$4.7	$6.6
Income taxes, net of refunds	$(11.5)	$—

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Deficit	Loss	Equity
Balance, October 31, 2020	$0.1	63,403,326 Sh.	$496.1	$(21.1)	$(2.8)	$472.3
Net income (loss)				—		—
Stock-based compensation expense			1.9			1.9
Exercise of common stock options	—	6,000 Sh.	0.2			0.2
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	901,313 Sh.	(1.1)			(1.1)
Settlement of liability classified award	—	169,142 Sh.	2.0			2.0
Balance, January 31, 2021	$0.1	64,479,781 Sh.	$499.1	$(21.1)	$(2.8)	$475.3

	Common Stock		Additional Paid-in	Retained	Non-controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Interest	Loss	Equity
Balance, October 31, 2019	$0.1	62,217,486 Sh.	$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss				(9.4)			(9.4)
Sale of business					(0.2)		(0.2)
Stock-based compensation expense			2.6				2.6
Exercise of common stock options	—	102,000 Sh.	0.8				0.8
Vesting of restricted and performance stock, net of employee tax withholdings	—	360,986 Sh.	—				—
Dividends declared on common stock				(3.1)			(3.1)
Balance, January 31, 2020	$0.1	62,680,472 Sh.	$494.2	$3.3	$—	$(1.7)	$495.9

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2020. The interim results are not necessarily indicative of results for the full year.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 52.4% of REV Group’s voting equity as of January 31, 2021. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended January 31, 2021 and January 31, 2020, the Company reimbursed expenses of its primary equity holder in the amount of $0.2 million and $0.1 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain production facilities and offices of the Company’s subsidiaries are or were leased from certain members of management. Rent expense under these arrangements totaled $0.1 million and $0.5 million for the three months ended January 31, 2021, and January 31, 2020, respectively.

Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

The following accounting pronouncement did not have a material impact on the Company’s consolidated financial statements:

•

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments”. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The Company adopted the new standard on November 1, 2020 following the modified retrospective method of transition. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncement - To Be Adopted

•

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes”. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company will be required to adopt ASU 2019-12 as of November 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of 2019-12 on its consolidated financial statements.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended January 31, 2021 and January 31, 2020, the Company recognized $51.4 million and $54.4 million, respectively, of revenue that was included in the customer advance balances of $170.1 million and $129.9 million as of October 31, 2020 and October 31, 2019, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Note 3. Leases

During the three months ended January 31, 2021, and January 31, 2020, the Company recognized total operating lease costs of $2.3 million and $2.3 million, respectively, and paid cash of $2.4 million and $2.2 million, respectively, for amounts included in the measurement of lease liabilities.

At January 31, 2021, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining nine months of fiscal year 2021	$6.9
2022	7.7
2023	4.8
2024	2.8
2025	1.0
Thereafter	2.4
Total undiscounted lease payments	25.6
Less: imputed interest	(2.5)
Total lease liabilities	23.1
Less: lease liabilities held for sale	(2.0)
Total lease liabilities excluding held for sale	$21.1

As of January 31, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.4 years and 5.0%, respectively. As of January 31, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 3.3 years and 5.1%, respectively.

Note 4. Acquisition

Spartan Emergency Response

On February 1, 2020, the Company acquired substantially all of the assets and liabilities of Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from The Shyft Group (NASDAQ: SHYF). Spartan ER is reported as part of the Fire & Emergency segment. The acquisition increases the Company’s market share in several key product categories and provides access to several large new municipalities and regional markets. The initial purchase price for Spartan ER was $54.8 million. The initial purchase price was adjusted to $47.3 million in connection with the post close net working capital adjustments that were finalized in the fourth quarter of fiscal year 2020 and subsequent receipt of $7.5 million from the seller. The net cash consideration paid at closing was funded through the Company’s ABL credit facility.

During the first quarter of fiscal year 2021, the purchase price allocation was updated to reflect immaterial measurement period adjustments made to inventories and warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million, from $8.6 million to $8.2 million, which is included in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2021. The measurement period adjustments did not have a material impact on the Company’s results of operations during the three months ended January 31, 2021.

The following table summarizes the final fair values of the assets acquired and liabilities assumed for Spartan ER:

Assets:
Accounts receivable, net	$22.9
Inventories, net	83.2
Other current assets	0.7
Property, plant and equipment	13.4
Right of use assets	6.0
Total assets acquired	126.2
Liabilities:
Accounts payable	5.3
Customer advances	35.3
Accrued warranty	2.1
Other current liabilities	7.8
Short-term lease obligations	0.8
Deferred income taxes	2.7
Long-term lease obligations	5.4
Other long-term liabilities	11.3
Total liabilities assumed	70.7
Net assets acquired	55.5
Consideration paid	47.3
Gain on acquisition of business	$(8.2)

Note 5. Inventories

Inventories consisted of the following:

	January 31, 2021	October 31, 2020
Chassis	$67.0	$61.1
Raw materials	191.9	193.2
Work in process	228.2	230.3
Finished products	63.6	72.4
	550.7	557.0
Less: reserves	(17.5)	(19.8)
Total inventories, net	$533.2	$537.2

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2021	October 31, 2020
Land & land improvements	$19.5	$27.0
Buildings & improvements	103.9	103.9
Machinery & equipment	95.1	95.2
Rental & used vehicles	4.1	4.9
Computer hardware & software	51.0	47.5
Office furniture & fixtures	4.9	5.1
Construction in process	5.3	8.1
	283.8	291.7
Less: accumulated depreciation	(127.9)	(123.3)
Total property, plant and equipment, net	$155.9	$168.4

Depreciation expense was $6.1 million and $6.8 million for the three months ended January 31, 2021, and January 31, 2020, respectively.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	January 31, 2021	October 31, 2020
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

The change in the net carrying value amount of goodwill consisted of the following:

	Three Months Ended January 31,
	2021	2020
Balance at beginning of period	$157.3	$159.8
Activity during the period:
Acquisitions	—	—
Divestitures	—	—
Balance at end of period	$157.3	$159.8

Intangible assets (excluding goodwill) consisted of the following:

	January 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(40.1)	$26.1
Non-compete agreements	5.0	2.0	(1.9)	0.1
		68.2	(42.0)	26.2
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(42.0)	$133.6

	October 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(37.8)	$28.4
Non-compete agreements	5.0	2.0	(1.7)	0.3
Trade names	7.0	1.3	(1.3)	—
		69.5	(40.8)	28.7
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$176.9	$(40.8)	$136.1

Amortization expense was $2.5 million and $4.0 million for the three months ended January 31, 2021, and January 31, 2020, respectively. As of January 31, 2021, fully amortized intangible assets and the related accumulated amortization related to trade names were written off.

Note 8. Divestiture Activities

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received cash proceeds of $1.1 million in the first quarter of fiscal year 2020, and the remaining $0.9 million in the second quarter of fiscal year 2020.

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest its REV Brazil business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of January 31, 2021. The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to this business, was greater than their fair value, less costs to sell, resulting in a loss of $3.8 million, which is included in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2021. The REV Brazil business is reported as part of the Fire & Emergency segment.

As of January 31, 2021, assets and liabilities held for sale consisted of the following balances related to the sale of REV Brazil: Property, plant and equipment, net—$0.9 million, Inventories, net—$1.8 million, Accounts receivable, net—$5.6 million, Other current and long-term assets—$1.4 million, Accounts payable—$4.8 million and Other current and long-term liabilities—$4.5 million.

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	January 31, 2021	October 31, 2020
ABL facility	$165.0	$175.0
Term Loan, net of debt issuance costs ($1.4 and $1.7)	167.1	167.2
	332.1	342.2
Less: current maturities	(1.7)	(1.7)
Long-term debt, less current maturities	$330.4	$340.5

ABL Facility

On January 31, 2020, the Company entered into a Second Amended and Restated revolving credit and guaranty agreement (the “ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $500.0 million. The total amount borrowed under the ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The debt issuance costs capitalized in connection with the initial agreement and subsequent amendments are included in other long-term assets in the Company’s Condensed Unaudited Consolidated Balance Sheets.

The ABL Facility matures on April 25, 2022. The Company may prepay principal, in whole or in part, at any time without penalty.

Revolving Loans under the ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0%), subject to adjustment based on utilization in accordance with the ABL Agreement. The weighted-average interest rate on borrowings outstanding under the ABL Facility was 1.91% as of January 31, 2021. Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans.

The lenders under the ABL Facility have a first priority security interest in substantially all accounts receivable and inventory of the Company, and a second priority security interest in substantially all other assets of the Company.

The ABL Facility contains customary representations and warranties, affirmative and negative covenants, subject in certain cases to customary limitations, exceptions and exclusions. The ABL Facility also contains certain customary events of default, which should such events occur, could result in the termination of the commitments under the ABL Facility and the acceleration of all outstanding borrowings under it. The ABL Facility contains a financial covenant restricting the Company from allowing its fixed charge coverage ratio to drop below 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Facility falls below a threshold set forth in the credit agreement.

The Company was in compliance with all financial covenants under the ABL Facility as of January 31, 2021. As of January 31, 2021, the Company’s availability under the ABL Facility was $230.0 million.

The fair value of the ABL Facility approximated book value at both January 31, 2021 and October 31, 2020.

Term Loan

On April 29, 2020, the Company entered into a Fifth Amended and Restated $175.0 million term loan agreement (“Term Loan” and “Term Loan Agreement”), as Borrower with certain subsidiaries of the Company, acting as guarantors of debt. Principal may be prepaid at any time during the term of the Term Loan without penalty.

The Term Loan agreement requires quarterly payments of 0.25% of the original principal balance, with remaining principal payable at maturity, April 25, 2022.

The lenders under the Term Loan have a second priority security interest in substantially all accounts receivable and inventory of the Company.

Applicable interest rate margins for the Term Loan are 3.25% for base rate loans and 4.25% for Eurodollar rate loans (with the Eurodollar rate having a floor of 1.00%). Interest is payable quarterly for all base rate loans and is payable monthly or quarterly for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the Term Loan was 5.25% as of January 31, 2021.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement contains a financial covenant restricting the Company from allowing its maximum leverage ratio to be above 5.25 to 1.00. This ratio will decline by 25 basis points each subsequent quarter, to a final level of 4.25 to 1.00 in first quarter of fiscal 2022.

The Company was in compliance with all financial covenants under the Term Loan as of January 31, 2021.

The fair value of the Term Loan approximated book value at both January 31, 2021 and October 31, 2020.

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

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended January 31,
	2021	2020
Balance at beginning of period	$37.0	$22.6
Warranty provisions	8.3	5.6
Settlements made	(8.6)	(7.6)
Warranties for prior year acquisition	1.2	—
Balance at end of period	$37.9	$20.6

Accrued warranty is classified in the Company’s Condensed Unaudited Consolidated Balance Sheets as follows:

	January 31, 2021	October 31, 2020
Current liabilities	$22.3	$24.1
Other long-term liabilities	15.6	12.9
Total warranty liability	$37.9	$37.0

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three months ended January 31, 2021 and January 31, 2020:

	Three Months Ended January 31,
	2021	2020
Basic weighted-average common shares outstanding	63,445,973	62,783,080
Dilutive stock options	—	—
Dilutive restricted stock awards	—	—
Dilutive restricted stock units	—	—
Dilutive performance stock units	—	—
Diluted weighted-average common shares outstanding	63,445,973	62,783,080

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three months ended January 31, 2021 and January 31, 2020:

	Three Months Ended January 31,
	2021	2020
Anti-dilutive stock options	266,800	779,600
Anti-dilutive restricted stock awards	1,117,553	—
Anti-dilutive restricted stock units	791,857	2,447,696
Anti-dilutive performance stock units	763,326	—
Anti-dilutive common stock equivalents	2,939,536	3,227,296

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $0.0 million for the three months ended January 31, 2021, compared to $2.6 million of benefit, or 22.0% of pre-tax loss, for the three months ended January 31, 2020. Results for the three months ended January 31, 2020 were unfavorably impacted by $0.2 million of net discrete tax expenses primarily related to stock-based compensation tax deductions.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3.1 million as of January 31, 2021 and $3.1 million as of October 31, 2020. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets for the period ended January 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2021, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 31, 2021	October 31, 2020
Performance, bid and specialty bonds	$382.9	$328.6
Open standby letters of credit	21.3	11.0
Total	$404.2	$339.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $32.7 million and $40.4 million as of January 31, 2021 and October 31, 2020, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s outstanding obligations under such agreements were $197.0 million and $191.5 million as of January 31, 2021, and October 31, 2020, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at January 31, 2021 and October 31, 2020 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $19.3 million and $21.1 million at January 31, 2021 and October 31, 2020, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

Commercial: This segment includes Collins Bus, ENC, Capacity and Lay-Mor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses. ENC manufactures, markets and distributes municipal transit buses, primarily used for public transportation. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. Lay-Mor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended January 31, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$280.6	$83.1	$190.2	$0.1	$554.0
Depreciation and amortization	$3.1	$0.7	$3.6	$1.2	$8.6
Capital expenditures	$1.3	$0.8	$0.4	$0.4	$2.9
Total assets	$692.0	$205.7	$319.1	$42.3	$1,259.1
Adjusted EBITDA	$10.2	$7.1	$15.1	$(9.2)

	Three Months Ended January 31, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$206.5	$158.2	$166.8	$0.6	$532.1
Depreciation and amortization	$3.5	$1.9	$3.5	$1.9	$10.8
Capital expenditures	$1.7	$0.6	$0.8	$0.1	$3.2
Total assets	$632.0	$272.8	$330.3	$170.9	$1,406.0
Adjusted EBITDA	$1.7	$10.8	$7.0	$(8.2)

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Three Months Ended January 31,
	2021	2020
Fire & Emergency Adjusted EBITDA	$10.2	$1.7
Commercial Adjusted EBITDA	7.1	10.8
Recreation Adjusted EBITDA	15.1	7.0
Corporate and Other Adjusted EBITDA	(9.2)	(8.2)
Depreciation and amortization	(8.6)	(10.8)
Interest expense, net	(5.5)	(7.3)
Benefit for income taxes	—	2.6
Transaction expenses	(2.3)	(1.1)
Sponsor expense reimbursement	(0.2)	(0.1)
Restructuring costs	(1.0)	(0.6)
Stock-based compensation expense	(1.9)	(2.6)
Legal matters	(0.4)	(0.1)
Net loss on sale of assets and business held for sale	(2.7)	—
Loss on acquisition of business	(0.4)	—
Losses attributable to assets held for sale	(0.2)	(0.6)
Deferred purchase price payment	—	(0.1)
Net income (loss)	$—	$(9.4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Condensed Unaudited Consolidated Financial Statements and risk factors contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on January 7, 2021.

Overview

REV is a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 88% of our net sales during the first quarter of fiscal year 2021 came from products where we believe we hold such share position.

Segments

We serve a diversified customer base primarily in the United States through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara, Spartan, Smeal and Ladder Tower brands, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue, Wheeled Coach and Frontline brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

While less economically sensitive than the Recreation segment, the Fire & Emergency and the Commercial segments are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, making the purchase more deferrable, which can result in reduced demand for our products. In addition to commercial demand, local, state and federal tax revenues can be an important source of funding for many of our bus products including Type A school buses and transit buses. Volatility in tax revenues or availability of funds via budgetary appropriation can have a negative impact on the demand for these products.

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

Our Recreation vehicles dealer network was significantly impacted by the pandemic and many of them closed temporarily before reopening in the third quarter of fiscal year 2020 when consumer demand for recreation vehicles began to accelerate due to an increase in consumer preference to vacation in a safe and socially distant manner. As of January 31, 2021, backlog levels were significantly higher than the same period in the prior year.

When necessary, we have taken a number of precautionary steps to safeguard our employees and our business from the effects of the outbreak of COVID-19, including closing Recreation vehicle manufacturing locations for 3-6 weeks and shuttle bus manufacturing locations for 2 weeks (during the second quarter of fiscal year 2020), substantially limiting the presence of personnel in our offices and manufacturing locations, implementing travel restrictions and withdrawing from various industry events. We have requested that office employees work from home and implemented business continuity plans in an effort to minimize further business disruption and to protect our employees and operations. At times, we have limited discretionary spending, furloughed salaried employees, deferred capital investments and temporarily lowered the salaries of our leadership team.

While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of any demand changes, production and supply chain disruptions, and related financial impacts, cannot be reliably estimated at this time.

Results of Operations

	Three Months Ended January 31,
($ in millions)	2021	2020
Net sales	$554.0	$532.1
Gross profit	61.7	47.4
Selling, general and administrative	47.1	46.3
Restructuring	1.0	0.6
Loss on business held for sale	3.8	—
Loss on acquisition of business	0.4	—
Benefit for income taxes	—	(2.6)
Net income (loss)	—	(9.4)

Net income (loss) per common share
Basic	$—	$(0.15)
Diluted	$—	$(0.15)
Dividends declared per common share	$—	$0.05

Adjusted EBITDA	$23.2	$11.3
Adjusted Net Income (Loss)	$8.8	$(2.7)

Net Sales	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Net sales	$554.0	4.1%	$532.1

Consolidated net sales increased $21.9 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily due to an increase in net sales in the Fire & Emergency and Recreation segments, partially offset by a decrease in net sales in the Commercial segment. The increase in net sales in the Fire & Emergency segment was primarily due to the acquisition of Spartan ER, the realization of price increases in legacy fire businesses and favorable unit mix within the Ambulance division. The increase in the Recreation segment net sales was primarily due to favorable mix in Class A, increased unit shipments in Class B and Class C products, partially offset by a decrease in shipments in Class A and non-motorized units due to lingering COVID-19 related disruptions. The decrease in net sales in the Commercial segment was primarily the result of the sale of two shuttle bus businesses and a decrease in shipments of school buses due to end market softness, and lower municipal transit bus unit shipments due to COVID-19 production disruptions, partially offset by an increase in shipments of terminal trucks and street sweepers.

Gross Profit	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Gross profit	$61.7	30.2%	$47.4
% of net sales	11.1%		8.9%

Consolidated gross profit increased $14.3 million for the three months ended January 31, 2021 compared to the prior year quarter. Consolidated gross profit as a percentage of consolidated net sales was 11.1% for the three months ended January 31, 2021, an increase compared to 8.9% for the three months ended January 31, 2020. The increase in gross profit was primarily due to increased net sales, lower sales discounts and operational performance improvements compared to the prior year quarter.

Selling, General and Administrative	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Selling, general and administrative	$47.1	1.7%	$46.3

Consolidated selling, general and administrative (“SG&A”) costs increased $0.8 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily due to the Spartan ER acquisition, partially offset by reduced travel and marketing related costs.

Restructuring	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Restructuring	$1.0	66.7%	$0.6

Consolidated restructuring costs increased $0.4 million for the three months ended January 31, 2021 compared to the prior year quarter. The increase in restructuring costs was primarily related to reductions in workforce in Corporate.

Loss on business held for sale	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Loss on business held for sale	$3.8	n/m	$—

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $3.8 million was recorded during the three months ended January 31, 2021. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Loss on acquisition of business	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Loss on acquisition of business	$0.4	n/m	$—

During the first quarter of fiscal year 2021, the preliminary purchase price allocation was updated to reflect immaterial measurement period adjustments made to inventories and warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Benefit for Income Taxes	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Benefit for income taxes	$—	100.0%	$(2.6)

Consolidated income tax expense was $0.0 million for the three months ended January 31, 2021, compared to $2.6 million of benefit, or 22.0% of pre-tax loss, for the three months ended January 31, 2020. Results for the three months ended January 31, 2020 were unfavorably impacted by $0.2 million of net discrete tax expenses primarily related to stock-based compensation tax deductions.

Net Income (Loss)	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Net income (loss)	$—	100.0%	$(9.4)

Consolidated net income increased $9.4 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily due to increased gross profit, lower amortization of intangible assets and interest expense.

Adjusted EBITDA	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Adjusted EBITDA	$23.2	105.3%	$11.3

Consolidated Adjusted EBITDA increased $11.9 million for the three months ended January 31, 2021 compared to the prior year quarter, due to an increase in Adjusted EBITDA in the Fire & Emergency and Recreation segments, offset by lower Adjusted EBITDA in the Commercial segment. Refer to the “Adjusted EBITDA and Adjusted Net Income” section below for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income (Loss)	Three Months Ended
(in millions)	January 31, 2021	Change	January 31, 2020
Adjusted Net Income (Loss)	$8.8	425.9%	$(2.7)

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended January 31,
($ in millions)	2021	Change	2020
Net sales	$280.6	35.9%	$206.5
Adjusted EBITDA	$10.2	500.0%	$1.7
Adjusted EBITDA % of net sales	3.6%		0.8%

Fire & Emergency segment net sales increased $74.1 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily due to the acquisition of Spartan ER, which was acquired on February 1, 2020, the realization of price increases in legacy fire businesses and favorable unit mix within the Ambulance division. Both legacy fire and ambulance units experienced increased throughput as a result of productivity improvements which resulted in higher unit shipments compared to the prior year period.

Fire & Emergency segment Adjusted EBITDA increased $8.5 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily due to the higher sales volume, pricing realization and operational performance improvements including direct labor efficiencies, lower overhead and SG&A costs partially offset by lingering disruptions related to COVID-19.

Commercial Segment

	Three Months Ended January 31,
($ in millions)	2021	Change	2020
Net sales	$83.1	(47.5)%	$158.2
Adjusted EBITDA	7.1	(34.3)%	10.8
Adjusted EBITDA % of net sales	8.5%		6.8%

Commercial segment net sales decreased $75.1 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily due to the divestiture of two shuttle bus businesses in May 2020, lower shipments of school buses due to end market softness and lower municipal transit bus unit shipments due to COVID-19 production disruptions, partially offset by an increase in shipments of terminal trucks and street sweepers.

Commercial segment Adjusted EBITDA decreased $3.7 million for the three months ended January 31, 2021 compared to the prior year quarter. The decrease in Adjusted EBITDA compared to the prior year quarter was primarily due to lower sales volume and production disruptions within the Bus division, partially offset by increased shipments and operational improvements in the terminal truck and street sweeper businesses as well as SG&A spend reductions across all businesses.

Recreation Segment

	Three Months Ended January 31,
($ in millions)	2021	Change	2020
Net sales	$190.2	14.0%	$166.8
Adjusted EBITDA	15.1	115.7%	7.0
Adjusted EBITDA % of net sales	7.9%		4.2%

Recreation segment net sales increased $23.4 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily due to favorable mix in Class A, increased unit shipments in Class B and Class C products, partially offset by a decrease in shipments in Class A and non-motorized units due to lingering disruptions related to COVID-19.

Recreation segment Adjusted EBITDA increased $8.1 million for the three months ended January 31, 2021 compared to the prior year quarter, primarily from increased sales volume, pricing realization from lower discounting, and improved productivity improvements across all categories despite the COVID-19 disruptions experienced in Class A and non-motorized units.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	January 31, 2021	January 31, 2020
Fire & Emergency	$1,017.9	$807.3
Commercial	234.0	455.6
Recreation	754.3	158.3
Total Backlog	$2,006.2	$1,421.2

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of January 31, 2021, our backlog was $2,006.2 million compared to $1,421.2 million as of January 31, 2020. The increase in total backlog was due to increases in the Fire & Emergency and Recreation segments, partially offset by a decrease in the Commercial segment. The increase in Fire & Emergency backlog was primarily the result of backlog acquired in the Spartan ER acquisition and strong ambulance unit orders, partially offset by a decrease in backlog at legacy fire businesses due to soft order intake during COVID-19 related disruptions. The increase in Recreation segment backlog was primarily the result of strong order intake across all product categories. The decrease in Commercial segment backlog was primarily the result of a decrease in orders for school buses and timing of a large municipal transit order partially offset by strong order intake in the Specialty division.

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

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to continue to incur as a public company. However, we cannot assure you that cash provided by operating activities and borrowings under the current revolving credit facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the current revolving credit facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations or may involve higher overall interest rates. We are in the process of refinancing our term loan and ABL credit facility. We expect the refinancing to be completed by the end of the second quarter of fiscal year 2021. However, we cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2021 and January 31, 2020:

	Three Months Ended January 31,
($ in millions)	2021	2020
Net cash provided by (used in) operating activities	$1.9	$(13.3)
Net cash provided by (used in) investing activities	7.1	(1.3)
Net cash (used in) provided by financing activities	(11.3)	78.6
Net (decrease) increase in cash and cash equivalents	$(2.3)	$64.0

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended January 31, 2021 was $1.9 million, compared to a use of cash of $13.3 million for the three months ended January 31, 2020. The generation of positive cash from operating activities for the three months ended January 31, 2021, was related to higher net income and a receipt of a tax refund related to the CARES Act, partially offset by decreases from the timing of payables.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended January 31, 2021 was $7.1 million and was primarily related to the proceeds from the sale of land ($8.7 million) and a decrease in capital expenditures. Net cash used in investing activities for the three months ended January 31, 2020 was $1.3 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended January 31, 2021 was $11.3 million, which primarily consisted of repayment of long-term debt. Net cash provided by financing activities for the three months ended January 31, 2020 was $78.6 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. Our ability to pay dividends is limited under our Term Loan agreement, as amended on April 29, 2020. In order to pay dividends, we must have a leverage ratio, including the impact of the dividend, not to exceed 3.5 to 1.0. We announced the suspension of our quarterly dividend beginning the second quarter of fiscal year 2020 and will reassess at a future date. In the three months ended January 31, 2020, we paid cash dividends of $3.1 million.

Term Loan

On April 29, 2020, the Company entered into a Fifth Amended and Restated $175.0 million term loan agreement (“Term Loan” and “Term Loan Agreement”), as Borrower with certain subsidiaries of the Company, acting as guarantors of debt.

We may voluntarily prepay principal, in whole or in part, at any time, without penalty. We are obligated to prepay certain minimum amounts based on our excess cash flow, as defined in the Term Loan Agreement. We were required to make a $1.6 million excess cash flow payment in fiscal year 2020. The Term Loan is also subject to mandatory prepayment if we or any of our restricted subsidiaries receives proceeds from certain events, including certain asset sales and casualty events, and the issuance of certain debt and equity interests. The Term Loan matures on April 25, 2022.

The Term Loan Agreement contains certain financial covenants. We were in compliance with all financial covenants under the Term Loan as of January 31, 2021.

ABL Facility

On January 31, 2020, the Company entered into a Second Amended and Restated revolving credit and guaranty agreement (the “ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The ABL Facility consists of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $500.0 million. The total amount borrowed under the ABL Facility is subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The ABL Facility matures on April 25, 2022.

Principal may be repaid at any time during the term of the ABL Facility without penalty. The ABL Facility contains certain financial covenants. We were in compliance with all financial covenants under the ABL Facility as of January 31, 2021. As of January 31, 2021, our availability under the ABL Facility was $230.0 million.

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

We believe Adjusted EBITDA and Adjusted Net Income are useful to investors because these performance measures are used by our management and our Board of Directors for measuring and reporting our financial performance and as a measurement in incentive compensation for management. These measures exclude the impact of certain items which we believe have less bearing on our core operating performance because they are items that are not needed or available to our managers in the daily activities of their businesses. We believe that the core operations of our business are those which can be affected by our management in a particular period through their resource allocation decisions that affect the underlying performance of our operations conducted during that period. We also believe that decisions utilizing Adjusted EBITDA and Adjusted Net Income allow for a more meaningful comparison of operating fundamentals between companies within our markets by eliminating the impact of capital structure and taxation differences between the companies.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended January 31,
($ in millions)	2021	2020
Net income (loss)	$—	$(9.4)
Depreciation and amortization	8.6	10.8
Interest expense, net	5.5	7.3
Benefit for income taxes	—	(2.6)
EBITDA	14.1	6.1
Transaction expenses(a)	2.3	1.1
Sponsor expense reimbursement(b)	0.2	0.1
Restructuring costs(c)	1.0	0.6
Stock-based compensation expense(d)	1.9	2.6
Legal matters(e)	0.4	0.1
Net loss on sale of assets and business held for sale(f)	2.7	—
Loss on acquisition of business(g)	0.4	—
Losses attributable to assets held for sale(h)	0.2	0.6
Deferred purchase price payment(i)	—	0.1
Adjusted EBITDA	$23.2	$11.3

The following table reconciles Net Income (Loss) to Adjusted Net Income (Loss) for the periods presented:

	Three Months Ended January 31,
($ in millions)	2021	2020
Net income (loss)	$—	$(9.4)
Amortization of intangible assets	2.6	4.0
Transaction expenses(a)	2.3	1.1
Sponsor expense reimbursement(b)	0.2	0.1
Restructuring costs(c)	1.0	0.6
Stock-based compensation expense(d)	1.9	2.6
Legal matters(e)	0.4	0.1
Net loss on sale of assets and business held for sale(f)	2.7	—
Loss on acquisition of business(g)	0.4	—
Losses attributable to assets held for sale(h)	0.2	0.6
Deferred purchase price payment(i)	—	0.1
Income tax effect of adjustments(j)	(2.9)	(2.5)
Adjusted Net Income (Loss)	$8.8	$(2.7)
(a)	Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to our primary equity holder.
(c)	Restructuring expenses in the current fiscal quarter consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate.

Restructuring expenses in the prior year period consisted of personnel costs, including severance, vacation and other employee benefit payments as well as costs related to disposal activities.

(d)	Reflects expenses associated with the vesting of equity awards.
(e)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Costs include payments: (i) for fees and costs to litigate and settle non-ordinary course intellectual property disputes and (ii) for fees and costs to litigate the putative securities class actions and derivative action pending against us and certain of our directors and officers.

(f)

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $3.8 million was recorded during the three months ended January 31, 2021. We also recorded $1.1 million gain related to the sale of land previously included within the Fire & Emergency segment.

Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.
(g)

Reflects immaterial measurement period adjustments made within the first quarter of fiscal year 2021 to inventories and warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(h)

Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents REV Brazil during the first quarter of fiscal year 2021 and REV Coach during the same period last year.

(i)	Reflects the expense associated with the deferred purchase price payments to sellers of Lance.
(j)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three months ended January 31, 2021 and January 31, 2020, except for certain transaction expenses and losses attributable to assets held for sale.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating lease obligations, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures and capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts. See Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements for additional discussion.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. Our disclosures of critical accounting policies are reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. In the first quarter of fiscal year 2021, we adopted ASU 2016-13 relating to measurement of credit losses on financial instruments, as discussed in Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on January 7, 2021.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

During the quarter ended January 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

REV GROUP, INC.

Date: March 10, 2021	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Date: March 10, 2021	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Financial Officer