Form 10-Q
period 2021-04-30
REV Group, Inc.
filed 2021-06-07
CIK 1687221

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of June 3, 2021, the registrant had 64,741,896 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

		(Audited)
	April 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7.7	$11.4
Accounts receivable, net	231.1	229.3
Inventories, net	532.9	537.2
Other current assets	29.8	34.1
Assets held for sale	8.6	—
Total current assets	810.1	812.0
Property, plant and equipment, net	154.5	168.4
Goodwill	157.3	157.3
Intangible assets, net	131.1	136.1
Right of use assets	18.3	23.2
Other long-term assets	21.6	15.3
Total assets	$1,292.9	$1,312.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1.7
Accounts payable	137.2	169.5
Customer advances	177.7	170.1
Accrued warranty	22.6	24.1
Short-term lease obligations	7.5	8.4
Liabilities held for sale	8.8	—
Other current liabilities	85.2	73.5
Total current liabilities	439.0	447.3
Long-term debt, less current maturities	306.0	340.5
Deferred income taxes	4.1	2.9
Long-term lease obligations	12.2	16.9
Other long-term liabilities	32.8	32.4
Total liabilities	794.1	840.0
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 64,734,396 and 63,403,326 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	502.2	496.1
Retained deficit	(0.5)	(21.1)
Accumulated other comprehensive loss	(3.0)	(2.8)
Total shareholders' equity	498.8	472.3
Total liabilities and shareholders' equity	$1,292.9	$1,312.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net sales	$643.6	$547.0	$1,197.6	$1,079.1
Cost of sales	556.2	494.6	1,048.5	979.3
Gross profit	87.4	52.4	149.1	99.8
Operating expenses:
Selling, general and administrative	48.7	58.1	95.8	104.1
Research and development costs	1.5	1.5	2.8	2.7
Amortization of intangible assets	2.5	3.4	5.1	7.4
Restructuring	—	2.9	1.0	3.5
Total operating expenses	52.7	65.9	104.7	117.7
Operating income (loss)	34.7	(13.5)	44.4	(17.9)
Interest expense, net	5.5	7.3	11.0	14.6
Loss on early extinguishment of debt	1.4	—	1.4	—
Loss on business held for sale	—	—	3.8	—
Loss on sale of business	—	8.8	—	8.8
(Gain) loss on acquisition of business	—	(11.9)	0.4	(11.9)
Income (loss) before provision (benefit) for income taxes	27.8	(17.7)	27.8	(29.4)
Provision (benefit) for income taxes	7.2	(10.1)	7.2	(12.7)
Net income (loss)	$20.6	$(7.6)	$20.6	$(16.7)

Other comprehensive loss, net of tax	(0.2)	(0.1)	(0.2)	(0.1)
Comprehensive income (loss)	$20.4	$(7.7)	$20.4	$(16.8)

Net income (loss) per common share:
Basic	$0.32	$(0.12)	$0.32	$(0.27)
Diluted	$0.31	$(0.12)	$0.32	$(0.27)
Dividends declared per common share	$—	$0.05	$—	$0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$20.6	$(16.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16.7	21.7
Amortization of debt issuance costs	1.2	1.2
Stock-based compensation expense	3.4	5.5
Deferred income taxes	1.3	4.6
Loss on early extinguishment of debt	1.4	—
Gain on sale of assets	(1.7)	(0.5)
Loss on business held for sale	3.8	—
Loss on sale of business	—	8.8
Loss (gain) on acquisition of business	0.4	(11.9)
Changes in operating assets and liabilities, net	(10.0)	9.3
Net cash provided by operating activities	37.1	22.0
Cash flows from investing activities:
Purchase of property, plant and equipment	(8.6)	(7.7)
Purchase of rental and used vehicles	—	(2.8)
Proceeds from sale of assets	11.9	4.8
Proceeds from sale of business	—	2.0
Acquisition of business	—	(54.8)
Net cash provided by (used in) investing activities	3.3	(58.5)
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	266.0	64.7
Repayment of long-term debt	(303.4)	—
Payment of dividends	—	(6.3)
Payment of debt issuance costs	(7.0)	—
Other financing activities	0.3	(3.7)
Net cash (used in) provided by financing activities	(44.1)	54.7
Net (decrease) increase in cash and cash equivalents	(3.7)	18.2
Cash and cash equivalents, beginning of period	11.4	3.3
Cash and cash equivalents, end of period	$7.7	$21.5

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$9.5	$13.1
Income taxes, net of refunds	$(6.9)	$0.2

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Deficit	Loss	Equity
Balance, October 31, 2020	$0.1	63,403,326 Sh.	$496.1	$(21.1)	$(2.8)	$472.3
Net income (loss)				—		—
Stock-based compensation expense			1.9			1.9
Exercise of common stock options	—	6,000 Sh.	0.2			0.2
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	901,313 Sh.	(1.1)			(1.1)
Settlement of liability classified award	—	169,142 Sh.	2.0			2.0
Balance, January 31, 2021	$0.1	64,479,781 Sh.	$499.1	$(21.1)	$(2.8)	$475.3
Net income				20.6		20.6
Other comprehensive loss, net of tax					(0.2)	(0.2)
Stock-based compensation expense			1.6			1.6
Exercise of common stock options	—	191,000 Sh.	1.5			1.5
Issuance of restricted stock awards	—	63,615 Sh.	—			—
Balance, April 30, 2021	$0.1	64,734,396 Sh.	$502.2	$(0.5)	$(3.0)	$498.8

	Common Stock		Additional Paid-in	Retained Earnings	Non-controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	(Deficit)	Interest	Loss	Equity
Balance, October 31, 2019	$0.1	62,217,486 Sh.	$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss				(9.4)			(9.4)
Sale of business					(0.2)		(0.2)
Stock-based compensation expense			2.6				2.6
Exercise of common stock options	—	102,000 Sh.	0.8				0.8
Vesting of restricted and performance stock, net of employee tax withholdings	—	360,986 Sh.	—				—
Dividends declared on common stock				(3.1)			(3.1)
Balance, January 31, 2020	$0.1	62,680,472 Sh.	$494.2	$3.3	$—	$(1.7)	$495.9
Net loss				(7.6)			(7.6)
Other comprehensive loss, net of tax						(0.1)	(0.1)
Stock-based compensation expense			2.9				2.9
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	717,054 Sh.	(1.2)				(1.2)
Reclassification of liability awards			(1.7)				(1.7)
Dividends declared on common stock				(3.3)			(3.3)
Balance, April 30, 2020	$0.1	63,397,526 Sh.	$494.2	$(7.6)	$—	$(1.8)	$484.9

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2020. The interim results are not necessarily indicative of results for the full year. Certain reclassifications have been made to the fiscal year 2020 financial statements to conform to the fiscal year 2021 presentation.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 52.2% of REV Group’s voting equity as of April 30, 2021. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended April 30, 2021 and April 30, 2020, the Company did not incur expenses associated with its primary equity holder. During the six months ended April 30, 2021 and April 30, 2020, the Company reimbursed expenses of its primary equity holder in the amount of $0.2 million and $0.1 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

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

.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended April 30, 2021 and April 30, 2020, the Company recognized $33.7 million and $26.2 million, respectively, of revenue that was included in the customer advance balances of $170.1 million and $129.9 million as of October 31, 2020 and October 31, 2019, respectively. During the six months ended April 30, 2021 and April 30, 2020, the Company recognized $85.1 million and $80.6 million, respectively, of revenue that was included in the customer advance balances of $170.1 million and $129.9 million as of October 31, 2020 and October 31, 2019, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Note 3. Leases

During the three and six months ended April 30, 2021, the Company recognized total operating lease costs of $2.4 million and $4.7 million, respectively, and paid cash of $2.4 million and $4.8 million, respectively, for amounts included in the measurement of lease liabilities. During the three and six months ended April 30, 2020, the Company recognized total operating lease costs of $2.5 million and $4.8 million, respectively, and paid cash of $2.3 million and $4.5 million for amounts included in the measurement of lease liabilities.

At April 30, 2021, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining six months of fiscal year 2021	$4.6
2022	7.8
2023	4.9
2024	3.0
2025	1.1
Thereafter	2.4
Total undiscounted lease payments	23.8
Less: imputed interest	(2.2)
Total lease liabilities	21.6
Less: lease liabilities held for sale	(1.9)
Total lease liabilities excluding held for sale	$19.7

As of April 30, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.3 years and 5.0%, respectively. As of April 30, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.8 years and 5.0%, respectively.

Note 4. Acquisition

Spartan Emergency Response

On February 1, 2020, the Company acquired substantially all of the assets and liabilities of Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from The Shyft Group (NASDAQ: SHYF). Spartan ER is reported as part of the Fire & Emergency segment. The acquisition increases the Company’s market share in several key product categories and provides access to several large new municipalities and regional markets. The initial purchase price for Spartan ER was $54.8 million of cash, which was funded through the Company’s 2017 ABL credit facility. The preliminary purchase price allocation, which was based on a $54.8 million purchase price, resulted in a gain of $11.9 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Operations for the three and six months ended April 30, 2020.

The initial purchase price was adjusted to $47.3 million in connection with the post close net working capital adjustments that were finalized in the fourth quarter of fiscal year 2020 and subsequent receipt of $7.5 million from the seller. These updates resulted in a decrease to the cumulative gain on acquisition of $3.3 million, from $11.9 million to $8.6 million.

During the first quarter of fiscal year 2021, the purchase price allocation was updated to reflect immaterial measurement period adjustments made to inventories and warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million, from $8.6 million to $8.2 million, which is reflected in the final purchase price allocation shown in the table below. The measurement period adjustments did not have a material impact on the Company’s results of operations during that period.

The following table summarizes the final fair values of the assets acquired and liabilities assumed for Spartan ER:

Assets:
Accounts receivable, net	$22.9
Inventories, net	83.2
Other current assets	0.7
Property, plant and equipment	13.4
Right of use assets	6.0
Total assets acquired	126.2
Liabilities:
Accounts payable	5.3
Customer advances	35.3
Accrued warranty	2.1
Other current liabilities	7.8
Short-term lease obligations	0.8
Deferred income taxes	2.7
Long-term lease obligations	5.4
Other long-term liabilities	11.3
Total liabilities assumed	70.7
Net assets acquired	55.5
Consideration paid	47.3
Gain on acquisition of business	$(8.2)

Note 5. Inventories

Inventories consisted of the following:

	April 30, 2021	October 31, 2020
Chassis	$50.8	$61.1
Raw materials & parts	197.9	195.6
Work in process	246.1	230.3
Finished products	53.4	70.0
	548.2	557.0
Less: reserves	(15.3)	(19.8)
Total inventories, net	$532.9	$537.2

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2021	October 31, 2020
Land & land improvements	$18.9	$27.0
Buildings & improvements	103.8	103.9
Machinery & equipment	87.6	90.8
Rental & used vehicles	2.6	4.9
Computer hardware & software	56.9	51.9
Office furniture & fixtures	4.4	5.1
Construction in process	7.1	8.1
	281.3	291.7
Less: accumulated depreciation	(126.8)	(123.3)
Total property, plant and equipment, net	$154.5	$168.4

Depreciation expense was $5.5 million and $7.5 million for the three months ended April 30, 2021, and April 30, 2020, respectively, and $11.6 million and $14.3 million for the six months ended April 30, 2021, and April 30, 2020, respectively.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	April 30, 2021	October 31, 2020
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

The change in the net carrying value amount of goodwill consisted of the following:

	Six Months Ended April 30,
	2021	2020
Balance at beginning of period	$157.3	$159.8
Activity during the period:
Divestitures	—	(2.5)
Balance at end of period	$157.3	$157.3

Intangible assets (excluding goodwill) consisted of the following:

	April 30, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(42.5)	$23.7
Non-compete agreements	5.0	2.0	(2.0)	—
		68.2	(44.5)	23.7
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(44.5)	$131.1

	October 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(37.8)	$28.4
Non-compete agreements	5.0	2.0	(1.7)	0.3
Trade names	7.0	1.3	(1.3)	—
		69.5	(40.8)	28.7
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$176.9	$(40.8)	$136.1

Amortization expense was $2.5 million and $3.4 million for the three months ended April 30, 2021, and April 30, 2020, respectively, and $5.1 and $7.4 million for the six months ended April 30, 2021, and April 30, 2020, respectively. As of April 30, 2021, fully amortized intangible assets and the related accumulated amortization related to trade names were written off.

Note 8. Divestiture Activities

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received cash proceeds of $1.1 million in the first quarter of fiscal year 2020, and the remaining $0.9 million in the second quarter of fiscal year 2020.

Effective May 8, 2020, and in connection with a strategic review of the product portfolio, the Company completed the sale of its shuttle bus businesses for approximately $49.0 million in cash. The Company used the proceeds from the disposition to reduce outstanding borrowings. The shuttle bus businesses were reported as part of the Commercial segment. The assets and liabilities disposed of in connection with this transaction met the held for sale criteria as of April 30, 2020. The carrying value of the assets held for sale was greater than the fair value, less costs to sell, resulting in a loss of $8.8 million, which is included in the Condensed Unaudited Consolidated Statement of Operations for the three and six months ended April 30, 2020. The loss included $2.5 million related to goodwill that was allocated to the shuttle bus businesses and the costs to sell of $1.8 million.

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest its REV Brazil business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of April 30, 2021. The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to this business, was greater than their fair value, less costs to sell, resulting in a loss of $3.8 million, which is included in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2021. The REV Brazil business is reported as part of the Fire & Emergency segment.

As of April 30, 2021, assets and liabilities held for sale consisted of the following balances related to the sale of REV Brazil: Property, plant and equipment, net—$0.8 million, Inventories, net—$2.1 million, Accounts receivable, net—$5.7 million, Accounts payable—$4.3 million and Other current and long-term liabilities—$4.5 million.

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	April 30, 2021	October 31, 2020
2021 ABL facility	$306.0	$—
2017 ABL facility	—	175.0
Term Loan, net of debt issuance costs ($0.0 and $1.7)	—	167.2
	306.0	342.2
Less: current maturities	—	(1.7)
Long-term debt, less current maturities	$306.0	$340.5

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Condensed Unaudited Consolidated Statement of Operations for the three and six months ended April 30, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility are included in other long-term assets in the Company’s Condensed Unaudited Consolidated Balance Sheets.

The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2017 ABL Facility was 1.99% as of April 30, 2021.

The lenders under the 2021 ABL Facility have a first priority security interest in substantially all personal property assets and certain real property assets of the Company. The 2021 ABL Facility’s borrowing base is comprised of eligible receivables and eligible inventory, plus a fixed asset sublimit of certain eligible real property and eligible equipment, which fixed asset sublimit reduces by quarterly amortization as specified in the 2021 ABL Agreement.

The 2021 ABL Agreement contains customary representations and warranties, affirmative and negative covenants, subject in certain cases to customary limitations, exceptions and exclusions. The 2021 ABL Agreement also contains certain customary events of default. The occurrence of an event of default under the 2021 ABL Agreement could result in the termination of the commitments under the 2021 ABL Facility and the acceleration of all outstanding borrowings under it. The 2021 ABL Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 during certain compliance periods as specified in the 2021 ABL Agreement.

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of April 30, 2021. As of April 30, 2021, the Company’s availability under the 2021 ABL Facility was $223.1 million.

The fair value of the 2021 ABL Facility approximated book value on April 30, 2021.

2017 ABL Facility

The 2017 ABL Facility consisted of: (i) Revolving Loans, (ii) Swing Line Loans, and (iii) Letters of Credit, aggregating up to a combined maximum of $500.0 million. The total amount borrowed under the 2017 ABL Facility was subject to a $30.0 million sublimit for Swing Line loans and a $35.0 million sublimit for Letters of Credit, along with certain borrowing base and other customary restrictions as defined in the 2017 ABL Agreement.

The 2017 ABL Facility was set to mature on April 25, 2022. In connection with the Company’s entry into the 2021 ABL Facility on April 13, 2021, the 2017 ABL Facility was fully prepaid as part of the refinancing. All related security interests were cancelled.

The fair value of the 2017 ABL Facility approximated book value on October 31, 2020.

Term Loan

On April 29, 2020, the Company entered into a Fifth Amended and Restated $175.0 million term loan agreement (“Term Loan” and “Term Loan Agreement”), as Borrower with certain subsidiaries of the Company, acting as guarantors of debt. Principal could be prepaid at any time during the term of the Term Loan without penalty.

The Term Loan agreement required quarterly payments of 0.25% of the original principal balance. The Term Loan was set to mature on April 25, 2022. In connection with the Company’s entry into the 2021 ABL Facility on April 13, 2021, the Term Loan was fully prepaid as part of the refinancing. All related security interests were cancelled.

The fair value of the Term Loan approximated book value on October 31, 2020.

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

Changes in the Company’s warranty liability consisted of the following:

	Six Months Ended April 30,
	2021	2020
Balance at beginning of period	$37.0	$22.6
Warranty provisions	16.7	14.8
Settlements made	(16.7)	(14.0)
Warranties for prior year acquisition	1.2	—
Warranties for current year acquisition	—	10.2
Divestiture adjustments	—	(0.6)
Changes in liability of pre-existing warranties	—	(0.6)
Balance at end of period	$38.2	$32.4

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	April 30, 2021	October 31, 2020
Current liabilities	$22.6	$24.1
Other long-term liabilities	15.6	12.9
Total warranty liability	$38.2	$37.0

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and six months ended April 30, 2021 and April 30, 2020:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Basic weighted-average common shares outstanding	64,024,379	63,108,468	63,730,382	62,941,904
Dilutive stock options	89,993	—	89,115	—
Dilutive restricted stock awards	587,750	—	347,630	—
Dilutive restricted stock units	509,398	—	455,164	—
Dilutive performance stock units	506,633	—	373,900	—
Diluted weighted-average common shares outstanding	65,718,153	63,108,468	64,996,191	62,941,904

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and six months ended April 30, 2021 and April 30, 2020:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Anti-dilutive stock options	—	651,600	—	779,600
Anti-dilutive restricted stock awards	63,615	—	63,615	—
Anti-dilutive restricted stock units	14,044	2,724,840	211,536	2,905,823
Anti-dilutive performance stock units	—	—	—	—
Anti-dilutive common stock equivalents	77,659	3,376,440	275,151	3,685,423

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $7.2 million for the three months ended April 30, 2021, or 25.8% of pre-tax income, compared to $10.1 million of benefit, or 56.1% of pre-tax loss, for the three months ended April 30, 2020. Results for the three months ended April 30, 2021 were favorably impacted by $0.1 million of net discrete tax benefits primarily related to stock-based compensation tax deductions. Results for the three months ended April 30, 2020 were favorably impacted by $5.7 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER.

The Company recorded income tax expense of $7.2 million for the six months ended April 30, 2021, or 25.9% of pre-tax income, compared to $12.7 million of benefit, or 42.5% of pre-tax loss, for the six months ended April 30, 2020. Results for the six months ended April 30, 2021 were favorably impacted by $1.2 million of net discrete tax benefits related primarily to recognition of deferred taxes on assets classified as held for sale and stock-based compensation tax deductions. Results for the six months ended April 30, 2020 were favorably impacted by $5.4 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3.2 million as of April 30, 2021 and $3.1 million as of October 31, 2020. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets for the period ended April 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2021, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 13. Commitments and Contingencies

Personal Injury Actions and Other: Product and general liability claims arise against the Company from time to time in the ordinary course of business. These claims are generally covered by third-party insurance, which for some insurance policies is subject to a retention for which the Company is responsible. Management, however, believes that any losses will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	April 30, 2021	October 31, 2020
Performance, bid and specialty bonds	$372.9	$328.6
Open standby letters of credit	20.9	11.0
Total	$393.8	$339.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the chassis are treated as consigned inventory of the automobile manufacturer. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $20.8 million and $40.4 million as of April 30, 2021 and October 31, 2020, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s outstanding obligations under such agreements were $187.6 million and $191.5 million as of April 30, 2021, and October 31, 2020, respectively. This value represents the gross value of all vehicles under repurchase agreements and does not take into consideration proceeds that would be received upon resale of repossessed vehicles, which would be used to reduce the Company’s ultimate net liability. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the potential loss on the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at April 30, 2021 and October 31, 2020 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $18.8 million and $21.1 million at April 30, 2021 and October 31, 2020, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers and dealers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also names certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions have alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. The consolidated state action is currently stayed in favor of the consolidated federal action. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval. The settlement payment is expected to be fully covered by the Company's insurers. The payable under the proposed settlement and the related insurance proceeds are recorded in other current liabilities and other current assets, respectively, in the Company’s Condensed Unaudited Consolidated Balance Sheets as of April 30, 2021.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended April 30, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$307.6	$98.4	$237.9	$(0.3)	$643.6
Depreciation and amortization	$3.0	$0.7	$3.5	$0.8	$8.0
Capital expenditures	$3.6	$0.3	$0.9	$0.9	$5.7
Total assets	$694.4	$208.1	$330.7	$59.7	$1,292.9
Adjusted EBITDA	$21.7	$8.3	$25.1	$(9.6)

	Three Months Ended April 30, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$289.3	$143.2	$114.0	$0.5	$547.0
Depreciation and amortization	$3.6	$1.9	$3.3	$2.1	$10.9
Capital expenditures	$2.3	$0.8	$0.6	$0.8	$4.5
Total assets	$796.6	$250.5	$289.8	$126.0	$1,462.9
Adjusted EBITDA	$10.2	$8.0	$(1.1)	$(9.5)

	Six Months Ended April 30, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$588.2	$181.5	$428.0	$(0.1)	$1,197.6
Depreciation and amortization	$6.1	$1.5	$7.1	$2.0	$16.7
Capital expenditures	$4.9	$1.1	$1.3	$1.3	$8.6
Total assets	$694.4	$208.1	$330.7	$59.7	$1,292.9
Adjusted EBITDA	$31.9	$15.5	$40.2	$(18.7)

	Six Months Ended April 30, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$495.8	$301.3	$280.9	$1.1	$1,079.1
Depreciation and amortization	$7.1	$3.7	$6.9	$4.0	$21.7
Capital expenditures	$4.0	$1.4	$1.4	$0.9	$7.7
Total assets	$796.6	$250.5	$289.8	$126.0	$1,462.9
Adjusted EBITDA	$12.1	$17.9	$5.9	$(17.5)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense, income taxes and loss on early extinguishment of debt, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income (loss) is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Fire & Emergency Adjusted EBITDA	$21.7	$10.2	$31.9	$12.1
Commercial Adjusted EBITDA	8.3	8.0	15.5	17.9
Recreation Adjusted EBITDA	25.1	(1.1)	40.2	5.9
Corporate and Other Adjusted EBITDA	(9.6)	(9.5)	(18.7)	(17.5)
Depreciation and amortization	(8.0)	(10.9)	(16.7)	(21.7)
Interest expense, net	(5.5)	(7.3)	(11.0)	(14.6)
(Provision) benefit for income taxes	(7.2)	10.1	(7.2)	12.7
Transaction expenses	(0.3)	(0.9)	(2.7)	(2.0)
Sponsor expense reimbursement	—	—	(0.2)	(0.1)
Restructuring costs	—	(2.9)	(1.0)	(3.5)
Restructuring related charges	(0.3)	(3.2)	(0.3)	(3.2)
Stock-based compensation expense	(1.7)	(2.9)	(3.6)	(5.5)
Legal matters	—	(1.4)	(0.4)	(1.5)
Loss on early extinguishment of debt	(1.4)	—	(1.4)	—
Net loss on sale of assets and business held for sale	—	—	(2.7)	—
Loss on sale of business	—	(8.8)	—	(8.8)
Gain (loss) on acquisition of business	—	11.9	(0.4)	11.9
(Losses) earnings attributable to assets held for sale	(0.5)	1.1	(0.7)	1.3
Deferred purchase price payment	—	—	—	(0.1)
Net income (loss)	$20.6	$(7.6)	$20.6	$(16.7)

Note 15. Subsequent Event

Quarterly Dividend

On June 3, 2021, the Company’s Board of Directors reinstated a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis and declared the initial regular dividend for the three months ended April 30, 2021, payable on July 15, 2021, to shareholders of record on June 30, 2021.

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

Overview

REV is a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 89% of our net sales during the second quarter of fiscal year 2021 came from products where we believe we hold such share position.

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

On-Going Impact of COVID-19

During our second quarter of fiscal year 2020, the novel coronavirus known as COVID-19 spread throughout the world creating a global pandemic. The impact of COVID-19, and related mutations, continues to be present throughout the world, including in all global and regional markets served by us, and our manufacturing facilities are located in areas that continue to be affected by the pandemic. As a result of the spread of COVID-19, we have experienced labor disruptions, disruption and delays in our supply chain, customer demand changes, and logistics challenges, including our customers’ ability to inspect and take delivery of vehicles.

Many of the vehicles and parts we supply are vital to serving communities across our nation. The Cybersecurity and Infrastructure Security Agency (CISA), which implements the Secretary of Homeland Security’s responsibilities, has designated our fire trucks, ambulances, transit and school buses and terminal trucks as essential to the nation’s health and safety, and are critical to the emergency service and transportation infrastructure.

When necessary, we have taken a number of precautionary steps to safeguard our employees and our business from the effects of the outbreak of COVID-19, including closing Recreation vehicle manufacturing locations for 3-6 weeks and shuttle bus manufacturing locations for 2 weeks (during the second quarter of fiscal year 2020), substantially limiting the presence of personnel in our offices and manufacturing locations, implementing travel restrictions and withdrawing from various industry events. We have requested that office employees work from home from time to time, and implemented business continuity plans in an effort to minimize further business disruption and to protect our employees and operations. At times, we have limited discretionary spending, furloughed salaried employees, deferred capital investments and temporarily lowered the salaries of our leadership team.

Our Recreation vehicles dealer network was significantly impacted by the pandemic and many of them suspended normal production activity temporarily before reopening in the third quarter of fiscal year 2020 when consumer demand for recreation vehicles began to accelerate due to an increase in consumer preference to vacation in a safe and socially distant manner. As of April 30, 2021, Recreation segment backlog was significantly higher than the same period in the prior year.

As the global economy continues to recover from COVID-19 related disruption, labor and significant supply chain challenges, such as shortages in semiconductors, subcomponents and increased prices of raw materials, such as steel and aluminum, have impacted operations of companies on a global scale. Such supply chain disruptions during the second quarter of fiscal year 2021 impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and take measures to mitigate the associated risks. However, the impact of possible disruption remains largely out of our control and the risk of unfavorable impact on production at our facilities will likely continue throughout fiscal year 2021.

In certain geographies around the globe there has been a resurgence of COVID-19 cases and governmental authorities continue to implement numerous measures in an attempt to contain and mitigate the spread of COVID-19. While the global market impacts, closures and limitations on movement are expected to be temporary, the duration of any demand changes, production and supply chain disruptions, and related financial impacts, cannot be reliably estimated at this time.

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2021	2020	2021	2020
Net sales	$643.6	$547.0	$1,197.6	$1,079.1
Gross profit	87.4	52.4	149.1	99.8
Selling, general and administrative	48.7	58.1	95.8	104.1
Restructuring	—	2.9	1.0	3.5
Loss on early extinguishment of debt	1.4	—	1.4	—
Loss on business held for sale	—	—	3.8	—
Loss on sale of business	—	8.8	—	8.8
(Gain) loss on acquisition of business	—	(11.9)	0.4	(11.9)
Provision (benefit) for income taxes	7.2	(10.1)	7.2	(12.7)
Net income (loss)	20.6	(7.6)	20.6	(16.7)

Net income (loss) per common share
Basic	$0.32	$(0.12)	$0.32	$(0.27)
Diluted	$0.31	$(0.12)	$0.32	$(0.27)
Dividends declared per common share	$—	$0.05	$—	$0.10

Adjusted EBITDA	$45.5	$7.6	$68.9	$18.4
Adjusted Net Income (Loss)	$25.7	$(5.8)	$34.6	$(8.8)

Net Sales	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Net sales	$643.6	17.7%	$547.0	$1,197.6	11.0%	$1,079.1

Net Sales. Consolidated net sales increased $96.6 million for the three months ended April 30, 2021 compared to the prior year quarter, which included $43.8 million of revenue attributable to two shuttle bus businesses in the Commercial segment that were sold on May 8, 2020. Refer to Note 8, Divestiture Activities, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details. Excluding the impact of the shuttle bus divestiture, net sales increased $140.4 million for the three months ended April 30, 2021 compared to the prior year quarter, primarily due to increased sales within the F&E and Recreation segments. The increase in sales volume in the F&E segment was primarily due to increased unit shipments of fire apparatus and price realization within the fire group partially offset by decreased shipments of ambulance units. The increase in sales volume in the Recreation segment was primarily the result of increased unit shipments within all product categories driven by retail demand for RVs, and lower discounts and allowances compared to the prior year quarter which was impacted by COVID-19 related disruptions.

Consolidated net sales increased $118.5 million for the six months ended April 30, 2021 compared to the prior year period. Net sales for the prior year period included $96.7 million of revenue attributable to the shuttle bus businesses and $62.6 million of revenue attributable to Spartan ER. Excluding the impact of the shuttle bus divestiture and Spartan ER acquisition, organic net sales increased by $143.9 million for the six months ended April 30, 2021 compared to the prior year period which was impacted by COVID-19 related disruptions, primarily within the second quarter of fiscal year 2020. The increase in organic net sales was primarily due to increased sales within the F&E and Recreation segments, partially offset by a decrease in the Commercial segment sales due to lower shipments of school buses and municipal transit buses due to market softness and production disruptions, partially offset by increased shipments of terminal trucks and street sweepers.

Gross Profit	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Gross profit	$87.4	66.8%	$52.4	$149.1	49.4%	$99.8
% of net sales	13.6%		9.6%	12.4%		9.3%

Gross Profit. Consolidated gross profit increased $35.0 million for the three months ended April 30, 2021 compared to the prior year quarter. Consolidated gross profit, as a percentage of consolidated net sales, was 13.6% for the three months ended April 30, 2021, an increase compared to 9.6% for the three months ended April 30, 2020. The increase in gross profit was primarily attributable to greater price realization, lower discounting and allowances and improved operating leverage as a result of higher sales volumes and productivity initiatives.

Consolidated gross profit increased $49.3 million for the six months ended April 30, 2021 compared to the prior year period. Consolidated gross profit, as a percentage of consolidated net sales, was 12.4% for the six months ended April 30, 2021, an increase compared to 9.3% for the six months ended April 30, 2020. The increase in gross profit was primarily attributable to greater price realization, lower discounting and allowances and improved operating leverage as a result of higher sales volumes and productivity initiatives.

Selling, General and Administrative	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Selling, general and administrative	$48.7	-16.2%	$58.1	$95.8	-8.0%	$104.1

Selling, General and Administrative. Consolidated selling, general and administrative (“SG&A”) costs decreased $9.4 million for the three months ended April 30, 2021 compared to the prior year quarter. The decrease in SG&A costs for the three months ended April 30, 2021 was primarily due to reduced restructuring related charges, travel and marketing costs as well as lower depreciation expense.

Consolidated SG&A costs decreased $8.3 million for the six months ended April 30, 2021 compared to the prior year period. The decrease in SG&A costs for the six months ended April 30, 2021, was primarily due to reduced restructuring related charges, travel and marketing costs as well as lower depreciation expense.

Restructuring	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Restructuring	$—	-100.0%	$2.9	$1.0	-71.4%	$3.5

Restructuring. Consolidated restructuring costs decreased $2.9 million for the three months ended April 30, 2021 compared to the prior year quarter. The restructuring costs for the three months ended April 30, 2020, were primarily related to headcount reductions in Corporate and the Fire division, as well as lease termination costs related to the closure of a Spartan ER facility.

Consolidated restructuring costs decreased $2.5 million for the six months ended April 30, 2021 compared to the prior year period. The restructuring costs for the six months ended April 30, 2021, were primarily related to reductions in workforce in Corporate. The restructuring costs for the six months ended April 30, 2020, were primarily related to headcount reductions in Corporate and the Fire division, as well as lease termination costs related to the closure of a Spartan ER facility.

Loss on Early Extinguishment of Debt	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Loss on early extinguishment of debt	$1.4	n/m	$—	$1.4	n/m	$—

Loss on Early Extinguishment of Debt. Reflects losses recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

Loss on Business Held for Sale	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Loss on business held for sale	$—	n/m	$—	$3.8	n/m	$—

Loss on Business Held for Sale. In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $3.8 million was recorded during the six months ended April 30, 2021. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Loss on Sale of Business	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Loss on sale of business	$—	n/m	$8.8	$—	n/m	$8.8

Loss on Sale of Business. Effective May 8, 2020, we completed the sale of our shuttle bus businesses for $49.0 million in cash. As a result, we recorded a loss on sale of $8.8 million during the three and six months ended April 30, 2020. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(Gain) Loss on Acquisition of Business	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
(Gain) loss on acquisition of business	$—	-100.0%	$(11.9)	$0.4	-103.4%	$(11.9)

(Gain) Loss on Acquisition of Business. During the first quarter of fiscal year 2021, the preliminary purchase price allocation of the Spartan ER acquisition was updated to reflect immaterial measurement period adjustments made to inventories, warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

During the second quarter of fiscal year 2020, we recorded the preliminary purchase accounting for the acquisition of Spartan ER, which resulted in a gain on acquisition of $11.9 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Provision (Benefit) for Income Taxes	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Provision (benefit) for income taxes	$7.2	171.3%	$(10.1)	$7.2	156.7%	$(12.7)

Provision (Benefit) for Income Taxes. Consolidated income tax expense was $7.2 million for the three months ended April 30, 2021, or 25.8% of pre-tax income, compared to $10.1 million of benefit, or 56.1% of pre-tax loss, for the three months ended April 30, 2020. Results for the three months ended April 30, 2021, were favorably impacted by $0.1 million of net discrete tax benefits primarily related to stock-based compensation tax deductions. Results for the three months ended April 30, 2020 were favorably impacted by $5.7 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER.

Consolidated income tax expense was $7.2 million for the six months ended April 30, 2021, or 25.9% of pre-tax income, compared to $12.7 million of benefit, or 42.5% of pre-tax loss, for the six months ended April 30, 2020. Results for the six months ended April 30, 2021, were favorably impacted by $1.2 million of net discrete tax benefits primarily related to the recognition of deferred taxes on assets classified as held for sale and stock-based compensation tax deductions. Results for the six months ended April 30, 2020 were favorably impacted by $5.4 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES act and the nontaxable gain on the acquisition of Spartan ER.

Net Income (Loss)	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Net income (loss)	$20.6	371.1%	$(7.6)	$20.6	223.4%	$(16.7)

Net Income (Loss). Consolidated net income increased $28.2 million for the three months ended April 30, 2021 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income increased $37.3 million for the six months ended April 30, 2021 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Adjusted EBITDA	$45.5	498.7%	$7.6	$68.9	274.5%	$18.4

Consolidated Adjusted EBITDA increased $37.9 million for the three months ended April 30, 2021 compared to the prior year quarter, due to an increase in Adjusted EBITDA in the F&E and Recreation segments, partially offset by lower Adjusted EBITDA in the Commercial segment.

Consolidated Adjusted EBITDA increased $50.5 million for the six months ended April 30, 2021 compared to the prior year period, due to an increase in Adjusted EBITDA in the Fire & Emergency and Recreation segments, partially offset by lower Adjusted EBITDA in the Commercial segment. Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income (Loss)	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2021	Change	April 30, 2020	April 30, 2021	Change	April 30, 2020
Adjusted Net Income (Loss)	$25.7	543.1%	$(5.8)	$34.6	493.2%	$(8.8)

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2021	Change	2020	2021	Change	2020
Net sales	$307.6	6.3%	$289.3	$588.2	18.6%	$495.8
Adjusted EBITDA	21.7	112.7%	10.2	31.9	163.6%	12.1
Adjusted EBITDA % of net sales	7.1%		3.5%	5.4%		2.4%

Fire & Emergency segment net sales increased $18.3 million for the three months ended April 30, 2021 compared to the prior year quarter primarily due to increased unit shipments of fire apparatus and the realization of price increases in fire businesses, partially offset by decreased shipments of ambulances units.

Fire & Emergency segment net sales increased $92.4 million for the six months ended April 30, 2021 compared to the prior year period. Net sales for the prior year period included $62.6 million of revenue attributable to Spartan ER. Excluding the impact of the Spartan ER acquisition, organic net sales increased by $21.1 million for the six months ended April 30, 2021 compared to the prior year period which was primarily due to increased unit shipments of fire apparatus and the realization of price increases in fire businesses, partially offset by decreased shipments of ambulances units.

Fire & Emergency segment Adjusted EBITDA increased $11.5 million for the three months ended April 30, 2021 compared to the prior year quarter primarily due to higher sales volume within the fire group and productivity initiatives that resulted in performance improvements including direct labor efficiencies and lower operating expense within both the fire and ambulance businesses, partially offset by lingering disruptions related to COVID-19.

Fire & Emergency segment Adjusted EBITDA increased $19.8 million for the six months ended April 30, 2021 compared to the prior year period. Spartan ER contributed $3.4 million of Adjusted EBITDA during the prior year period. Excluding the impact of Spartan ER, Fire & Emergency Adjusted EBITDA increased $17.8 million for the six months ended April 30, 2021 compared to the prior year period which was primarily due to higher sales volume within the fire group and productivity initiatives that resulted in performance improvements, including direct labor efficiencies and lower operating expense, within both the fire and ambulance businesses.

Commercial Segment

	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2021	Change	2020	2021	Change	2020
Net sales	$98.4	(31.3)%	$143.2	$181.5	(39.8)%	$301.3
Adjusted EBITDA	8.3	3.8%	8.0	15.5	(13.4)%	17.9
Adjusted EBITDA % of net sales	8.4%		5.6%	8.5%		5.9%

Commercial segment net sales decreased $44.8 million for the three months ended April 30, 2021 compared to the prior year quarter. The decrease in net sales compared to the prior year quarter was primarily due to net sales of our shuttle bus businesses, which were sold on May 8, 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $1.0 million for the three months ended April 30, 2021 compared to the prior year quarter. The decrease in net sales was primarily due to lower shipments of school buses and municipal transit buses due to COVID-19 related market softness and production disruptions, partially offset by increased shipments of terminal trucks and street sweepers.

Commercial segment net sales decreased $119.8 million for the six months ended April 30, 2021 compared to the prior year period. The decrease in net sales compared to the prior year period was primarily due to net sales of our shuttle bus businesses, which were sold on May 8, 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $23.1 million for the six months ended April 30, 2021 compared to the prior year period. The decrease in net sales was primarily due to lower shipments of school buses and municipal transit buses due to COVID-19 related market softness and production disruptions, partially offset by increased shipments of terminal trucks and street sweepers.

Commercial segment Adjusted EBITDA increased $0.3 million for the three months ended April 30, 2021 compared to the prior year quarter primarily due to improved profitability as a result of increased sales volumes and productivity initiatives in the terminal truck and street sweeper businesses as well as SG&A spend reductions across all businesses, partially offset by lower sales volume and production disruptions within the bus group.

Commercial segment Adjusted EBITDA decreased $2.4 million for the six months ended April 30, 2021 compared to the prior year period primarily due to lower sales volume within the Bus group, partially offset by improved profitability as a result of increased sales volume and productivity initiatives in the terminal truck and street sweeper businesses as well as SG&A spend reductions across all businesses.

Recreation Segment

	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2021	Change	2020	2021	Change	2020
Net sales	$237.9	108.7%	$114.0	$428.0	52.4%	$280.9
Adjusted EBITDA	25.1	2381.8%	(1.1)	40.2	581.4%	5.9
Adjusted EBITDA % of net sales	10.6%		-1.0%	9.4%		2.1%

Recreation segment net sales increased $123.9 million for the three months ended April 30, 2021 compared to the prior year quarter primarily due to increased unit sales in all product categories as well as lower discounting and allowances versus the prior year quarter which was impacted by COVID-19 related disruptions, including the suspension of normal production activities at all businesses.

Recreation segment increased $147.1 million for the six months ended April 30, 2021 compared to the prior year period primarily due to increased unit sales in all product categories as well as lower discounting and allowances versus the prior year period which was impacted by COVID-19 related disruptions, including the suspension of normal production activities at all businesses, primarily within the second quarter of fiscal year 2020.

Recreation segment Adjusted EBITDA increased $26.2 million for the three months ended April 30, 2021 compared to the prior year quarter primarily due to increased sales volume, lower discounting and allowances and productivity initiatives that resulted in improved performance and lower operating expense across all businesses.

Recreation segment Adjusted EBITDA increased $34.3 million for the six months ended April 30, 2021 compared to the prior year period primarily due to increased sales volume, lower discounting and allowances and productivity initiatives that resulted in improved performance and lower operating expense across all businesses.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	April 30, 2021	January 31, 2021	April 30, 2020
Fire & Emergency	$1,099.0	$1,017.9	$1,111.7
Commercial	303.1	234.0	413.2
Recreation	940.5	754.3	122.9
Total Backlog	$2,342.6	$2,006.2	$1,647.8

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of April 30, 2021, our backlog was $2,342.6 million compared to $1,647.8 million as of April 30, 2020. The increase in total backlog was due to a significant increase in the Recreation segment, partially offset by a decrease in the Fire & Emergency and Commercial segments. The increase in Recreation segment backlog was primarily the result of strong order intake across all product categories. The decrease in Fire & Emergency segment backlog was primarily the result of increased throughput within the fire group and a decrease in orders for legacy fire apparatus related to end market softness throughout the latter half of fiscal year 2020, partially offset by an increase of orders for ambulance units. The decrease in Commercial segment backlog was primarily the result of the divestiture of two shuttle bus businesses, a decrease in orders for school buses related to COVID-19 disruptions and timing of a large municipal transit order partially offset by strong order intake in the terminal trucks and street sweepers.

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

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy. However, we cannot assure you that cash provided by operating activities and borrowings under the current ABL facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the current ABL facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations or may involve higher overall interest rates.

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2021 and April 30, 2020:

	Six Months Ended April 30,
($ in millions)	2021	2020
Net cash provided by operating activities	$37.1	$22.0
Net cash provided by (used in) investing activities	3.3	(58.5)
Net cash (used in) provided by financing activities	(44.1)	54.7
Net (decrease) increase in cash and cash equivalents	$(3.7)	$18.2

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2021 was $37.1 million, compared to $22.0 million for the six months ended April 30, 2020. The generation of positive cash from operating activities for the six months ended April 30, 2021, was related to higher net income and a receipt of a tax refund related to the CARES Act, partially offset by decreases from the timing of payables.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended April 30, 2021 was $3.3 million and was primarily related to the proceeds from the sale of land ($8.7 million) and other assets, offset by cash paid for capital expenditures. Net cash used in investing activities for the six months ended April 30, 2020 was $58.5 million and was primarily related to the acquisition of Spartan ER on February 1, 2020.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended April 30, 2021 was $44.1 million, which primarily consisted of net proceeds from our 2021 ABL Facility offset by the use of those proceeds to repay the 2017 ABL Facility and Term Loan, and payments for debt issuance costs. Net cash provided by financing activities for the six months ended April 30, 2020 was $54.7 million, which primarily consisted of net borrowings to fund the acquisition of Spartan ER and to pay quarterly dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. We announced the suspension of our quarterly dividend beginning the second quarter of fiscal year 2020. In the six months ended April 30, 2020, we paid cash dividends of $6.3 million.

On June 3, 2021, our Board of Directors reinstated a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis and declared the initial regular dividend for the three months ended April 30, 2021, payable on July 15, 2021, to shareholders of record on June 30, 2021.

2021 ABL Facility

On April 13, 2021, we entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the Credit Agreement. The Credit Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan.

The 2021 ABL Facility matures on April 13, 2026. We may prepay principal, in whole or in part, at any time without penalty.

We were in compliance with all financial covenants under the 2021 ABL Agreement as of April 30, 2021. As of April 30, 2021, the Company’s availability under the 2021 ABL Facility was $223.1 million.

Refer to Note 9, Long-Term Debt, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense, income taxes and loss on early extinguishment of debt, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as net income, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance.

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

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, income taxes, loss on early extinguishment of debt and other items as described below. Stock-based compensation expense and sponsor expense reimbursement is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$20.6	$(7.6)	$20.6	$(16.7)
Depreciation and amortization	8.0	10.9	16.7	21.7
Interest expense, net	5.5	7.3	11.0	14.6
Loss on early extinguishment of debt	1.4	—	1.4	—
Provision (benefit) for income taxes	7.2	(10.1)	7.2	(12.7)
EBITDA	42.7	0.5	56.9	6.9
Transaction expenses(a)	0.3	0.9	2.7	2.0
Sponsor expense reimbursement(b)	—	—	0.2	0.1
Restructuring costs(c)	—	2.9	1.0	3.5
Restructuring related charges(d)	0.3	3.2	0.3	3.2
Stock-based compensation expense(e)	1.7	2.9	3.6	5.5
Legal matters(f)	—	1.4	0.4	1.5
Net loss on sale of assets and business held for sale(g)	—	—	2.7	—
Loss on sale of business(h)	—	8.8	—	8.8
(Gain) loss on acquisition of business(i)	—	(11.9)	0.4	(11.9)
Losses (earnings) attributable to assets held for sale(j)	0.5	(1.1)	0.7	(1.3)
Deferred purchase price payment(k)	—	—	—	0.1
Adjusted EBITDA	$45.5	$7.6	$68.9	$18.4

The following table reconciles Net Income (Loss) to Adjusted Net Income (Loss) for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$20.6	$(7.6)	$20.6	$(16.7)
Amortization of intangible assets	2.5	3.4	5.1	7.4
Transaction expenses(a)	0.3	0.9	2.7	2.0
Sponsor expense reimbursement(b)	—	—	0.2	0.1
Restructuring costs(c)	—	2.9	1.0	3.5
Restructuring related charges(d)	0.3	3.2	0.3	3.2
Stock-based compensation expense(e)	1.7	2.9	3.6	5.5
Legal matters(f)	—	1.4	0.4	1.5
Net loss on sale of assets and business held for sale(g)	—	—	2.7	—
Loss on sale of business(h)	—	8.8	—	8.8
(Gain) loss on acquisition of business(i)	—	(11.9)	0.4	(11.9)
Losses (earnings) attributable to assets held for sale(j)	0.5	(1.1)	0.7	(1.3)
Deferred purchase price payment(k)	—	—	—	0.1
Loss on early extinguishment of debt(l)	1.4	—	1.4	—
Impact of tax rate change(m)	—	(3.5)	—	(3.5)
Income tax effect of adjustments(n)	(1.6)	(5.2)	(4.5)	(7.5)
Adjusted Net Income (Loss)	$25.7	$(5.8)	$34.6	$(8.8)

(a)	Reflects costs incurred in connection with business acquisitions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to our primary equity holder.
(c)

Restructuring expenses for the six months ended April 30, 2021, consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate.

Restructuring expenses for the three and six months ended April 30, 2020, consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate and the Fire division, as well as lease termination costs related to the closure of a Spartan ER facility.

(d)	Reflects costs that are directly attributable to restructuring activities, including leadership changes, but do not meet the definition of restructuring under ASC 420.
(e)	Reflects expenses associated with the vesting of equity awards.
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

(g)

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $3.8 million was recorded during the during the first quarter of fiscal year 2021. We also recorded $1.1 million gain related to the sale of land previously included within the Fire & Emergency segment. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(h)

Reflects losses related to the sale of our shuttle bus businesses, which was completed on May 8, 2020. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(i)

Reflects the initial gain and subsequent adjustments on the acquisition of Spartan ER, which was completed on February 1, 2020. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(j)

Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents REV Brazil during the first and second quarters of fiscal year 2021 and REV Coach and Shuttle bus businesses during the same period last year.

(k)	Reflects the expense associated with the deferred purchase price payments to sellers of Lance.
(l)

Reflects losses recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

(m)

Reflects the provisional impact of net operating loss carrybacks as a result of the CARES Act. Refer to Note 12, Income Taxes, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

(n)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three and six months ended April 30, 2021 and April 30, 2020, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures and capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts. Refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements for additional discussion.

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

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on January 7, 2021.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

During the quarter ended April 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, other than as follows:

The COVID-19 pandemic has impacted, and could in the future materially and adversely affect, our business.

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has impacted and is expected to continue to impact our operations, and the full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the outbreak, the severity of the virus and the actions, or perception of actions, that may be taken to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. While many of actions implemented to mitigate the spread of COVID-19 have been rolled back in certain markets, and the spread of COVID-19 appears to be decreasing in the United States, the effects of the pandemic are uncertain and expected to continue to impact our business.

As a result of COVID-19 and the measures implemented that are designed to contain its spread, our customers have been and could continue to be negatively impacted, resulting in a disruption in demand which could negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of COVID-19 and measures implemented that are designed to contain its spread, our suppliers may not have the materials, capacity, or capability to enable the manufacture of our products according to our schedule and specifications. For example, from time to time during the pandemic, we have experienced delays in the supply of certain components for our vehicles. Because of impacts to suppliers’ operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.

The COVID-19 pandemic has also disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. For example, beginning the week of March 23, 2020, we suspended normal production activities within the Recreation segment at all four of our RV production facilities in Indiana and California and restarted in May 2020. Also, certain facilities have experienced shutdowns extending for multiple production days consistent with our mitigation protocols to test the full facility workforce for COVID and complete the appropriate cleaning process. We cannot predict whether our facilities will experience additional disruptions or more significant or frequent disruptions in the future.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1

Credit Agreement, dated as of April 13, 2021, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Bank, N.A., as Administrative Agent. (Incorporated by reference as Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 13, 2021).

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

REV GROUP, INC.

Date: June 7, 2021	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Date: June 7, 2021	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Financial Officer