Form 10-Q
period 2021-07-31
REV Group, Inc.
filed 2021-09-08
CIK 1687221

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 5, 2021, the registrant had 64,747,396 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

		(Audited)
	July 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9.2	$11.4
Accounts receivable, net	198.7	229.3
Inventories, net	519.7	537.2
Other current assets	39.1	34.1
Assets held for sale	7.6	—
Total current assets	774.3	812.0
Property, plant and equipment, net	154.1	168.4
Goodwill	157.3	157.3
Intangible assets, net	128.7	136.1
Right of use assets	16.9	23.2
Other long-term assets	21.6	15.3
Total assets	$1,252.9	$1,312.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1.7
Accounts payable	129.6	169.5
Customer advances	183.3	170.1
Accrued warranty	22.2	24.1
Short-term lease obligations	6.9	8.4
Liabilities held for sale	6.1	—
Other current liabilities	85.9	73.5
Total current liabilities	434.0	447.3
Long-term debt, less current maturities	250.0	340.5
Deferred income taxes	3.2	2.9
Long-term lease obligations	10.8	16.9
Other long-term liabilities	33.4	32.4
Total liabilities	731.4	840.0
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 64,741,896 and 63,403,326 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	504.1	496.1
Retained earnings (deficit)	19.9	(21.1)
Accumulated other comprehensive loss	(2.6)	(2.8)
Total shareholders' equity	521.5	472.3
Total liabilities and shareholders' equity	$1,252.9	$1,312.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Net sales	$593.3	$582.2	$1,790.9	$1,661.3
Cost of sales	516.7	515.7	1,565.2	1,495.0
Gross profit	76.6	66.5	225.7	166.3
Operating expenses:
Selling, general and administrative	45.2	53.5	141.0	157.6
Research and development costs	0.6	1.7	3.3	4.4
Amortization of intangible assets	2.3	3.0	7.4	10.4
Restructuring	—	2.5	1.0	6.0
Impairment charges	—	3.7	—	3.7
Total operating expenses	48.1	64.4	152.7	182.1
Operating income (loss)	28.5	2.1	73.0	(15.8)
Interest expense, net	3.4	5.7	14.4	20.3
Loss on early extinguishment of debt	—	—	1.4	—
(Gain) loss on business held for sale	(1.0)	—	2.8	—
Loss on sale of business	—	0.5	—	9.3
Loss (gain) on acquisition of business	—	—	0.4	(11.9)
Income (loss) before provision (benefit) for income taxes	26.1	(4.1)	54.0	(33.5)
Provision (benefit) for income taxes	2.4	(0.5)	9.6	(13.2)
Net income (loss)	$23.7	$(3.6)	$44.4	$(20.3)

Other comprehensive income (loss), net of tax	0.4	(0.8)	0.2	(0.9)
Comprehensive income (loss)	$24.1	$(4.4)	$44.6	$(21.2)

Net income (loss) per common share:
Basic	$0.37	$(0.06)	$0.70	$(0.32)
Diluted	$0.36	$(0.06)	$0.68	$(0.32)
Dividends declared per common share	$0.05	$—	$0.05	$0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$44.4	$(20.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24.2	30.9
Amortization of debt issuance costs	1.6	1.8
Stock-based compensation expense	5.4	7.2
Deferred income taxes	0.4	8.3
Loss on early extinguishment of debt	1.4	—
Gain on sale of assets	(1.8)	(0.8)
Impairment charges	—	3.7
Loss on business held for sale	2.8	—
Loss on sale of business	—	9.3
Loss (gain) on acquisition of business	0.4	(11.9)
Changes in operating assets and liabilities, net	21.8	(3.2)
Net cash provided by operating activities	100.6	25.0
Cash flows from investing activities:
Purchase of property, plant and equipment	(13.9)	(9.7)
Purchase of rental and used vehicles	—	(3.3)
Proceeds from sale of assets	12.5	6.7
Proceeds from sale of business	—	50.9
Acquisition of business	—	(54.8)
Other investing activities	2.0	—
Net cash provided by (used in) investing activities	0.6	(10.2)
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	210.0	13.0
Repayment of long-term debt	(303.4)	(2.9)
Payment of dividends	(3.3)	(9.5)
Payment of debt issuance costs	(7.0)	—
Other financing activities	0.3	(1.4)
Net cash used in financing activities	(103.4)	(0.8)
Net (decrease) increase in cash and cash equivalents	(2.2)	14.0
Cash and cash equivalents, beginning of period	11.4	3.3
Cash and cash equivalents, end of period	$9.2	$17.3

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$12.3	$18.1
Income taxes, net of refunds	$(0.1)	$0.4

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained (Deficit)	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Loss	Equity
Balance, October 31, 2020	$0.1	63,403,326 Sh.	$496.1	$(21.1)	$(2.8)	$472.3
Net income (loss)				—		—
Stock-based compensation expense			1.9			1.9
Exercise of common stock options	—	6,000 Sh.	0.2			0.2
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	901,313 Sh.	(1.1)			(1.1)
Settlement of liability classified award	—	169,142 Sh.	2.0			2.0
Balance, January 31, 2021	$0.1	64,479,781 Sh.	$499.1	$(21.1)	$(2.8)	$475.3
Net income				20.6		20.6
Other comprehensive loss, net of tax					(0.2)	(0.2)
Stock-based compensation expense			1.6			1.6
Exercise of common stock options	—	191,000 Sh.	1.5			1.5
Issuance of restricted stock awards	—	63,615 Sh.	—			—
Balance, April 30, 2021	$0.1	64,734,396 Sh.	$502.2	$(0.5)	$(3.0)	$498.8
Net income				23.7		23.7
Other comprehensive income, net of tax					0.4	0.4
Stock-based compensation expense			1.9			1.9
Exercise of common stock options	—	7,500 Sh.	—			—
Dividends declared on common stock				(3.3)		(3.3)
Balance, July 31, 2021	$0.1	64,741,896 Sh.	$504.1	$19.9	$(2.6)	$521.5

	Common Stock		Additional Paid-in	Retained Earnings	Non-controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	(Deficit)	Interest	Loss	Equity
Balance, October 31, 2019	$0.1	62,217,486 Sh.	$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss				(9.4)			(9.4)
Sale of business					(0.2)		(0.2)
Stock-based compensation expense			2.6				2.6
Exercise of common stock options	—	102,000 Sh.	0.8				0.8
Vesting of restricted and performance stock, net of employee tax withholdings	—	360,986 Sh.	—				—
Dividends declared on common stock				(3.1)			(3.1)
Balance, January 31, 2020	$0.1	62,680,472 Sh.	$494.2	$3.3	$—	$(1.7)	$495.9
Net loss				(7.6)			(7.6)
Other comprehensive loss, net of tax						(0.1)	(0.1)
Stock-based compensation expense			2.9				2.9
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	717,054 Sh.	(1.2)				(1.2)
Reclassification of liability awards			(1.7)				(1.7)
Dividends declared on common stock				(3.3)			(3.3)
Balance, April 30, 2020	$0.1	63,397,526 Sh.	$494.2	$(7.6)	$—	$(1.8)	$484.9
Net loss				(3.6)			(3.6)
Other comprehensive loss, net of tax						(0.8)	(0.8)
Stock-based compensation expense			1.6				1.6
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	78,677 Sh.	—				—
Balance, July 31, 2020	$0.1	63,476,203 Sh.	$495.8	$(11.2)	$—	$(2.6)	$482.1

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 42.6% of REV Group’s voting equity as of July 31, 2021. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

In June 2021, the Company completed a secondary offering (the “June 2021 Secondary Offering”) in which 5,500,000 shares of common stock were sold by certain selling security holders to the public at a price of $15.50 per share. The underwriters were also granted an option, which they exercised in full, to purchase up to an additional 825,000 shares of common stock from the selling security holders. Upon completion of the June 2021 Secondary Offering, AIP ceased to beneficially own a majority of the Company’s common stock. As a result, the Company is no longer a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, and the Company no longer relies on exemptions from corporate governance requirements that are available to controlled companies. The Company did not receive any proceeds from the June 2021 Secondary Offering. The Company incurred approximately $0.4 million in offering costs during the three months ended July 31, 2021, and these costs were included within selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

Related Party Transactions: During the three months ended July 31, 2021, the Company did not reimburse expenses of its primary equity holder. During the three months ended July 31, 2020, the Company reimbursed expenses of its primary equity holder $0.1 million. During the nine months ended July 31, 2021 and July 31, 2020, the Company reimbursed expenses of its primary equity holder in the amount of $0.2 million and $0.2 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain production facilities and offices for two of the Company’s subsidiaries are leased from certain members of management. The Company did not incur any rent expense under these arrangements for the three months ended July 31, 2021. Rent expense under these arrangements totaled $0.1 million for the three months ended July 31, 2020. Rent expense under these arrangements totaled $0.1 million and $0.7 million for the nine months ended July 31, 2021, and July 31, 2020, respectively.

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

Accounting Pronouncement - To Be Adopted

•

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes”. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company will be required to adopt ASU 2019-12 as of November 1, 2021. Early adoption is permitted. The Company does not expect this to have a material impact on its consolidated financial statements.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended July 31, 2021 and July 31, 2020, the Company recognized $32.4 million and $23.5 million, respectively, of revenue that was included in the customer advance balances of $170.1 million and $129.9 million as of October 31, 2020 and October 31, 2019, respectively. During the nine months ended July 31, 2021 and July 31, 2020, the Company recognized $117.5 million and $104.1 million, respectively, of revenue that was included in the customer advance balances of $170.1 million and $129.9 million as of October 31, 2020 and October 31, 2019, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Note 3. Leases

During the three and nine months ended July 31, 2021, the Company recognized total operating lease costs of $2.4 million and $7.1 million, respectively, and paid cash of $2.8 million and $7.6 million, respectively, for amounts included in the measurement of lease liabilities. During the three and nine months ended July 31, 2020, the Company recognized total operating lease costs of $2.8 million and $7.6 million, respectively, and paid cash of $2.3 million and $6.9 million for amounts included in the measurement of lease liabilities.

At July 31, 2021, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining three months of fiscal year 2021	$2.2
2022	7.8
2023	5.0
2024	3.0
2025	1.1
Thereafter	2.4
Total undiscounted lease payments	21.5
Less: imputed interest	(2.0)
Total lease liabilities	19.5
Less: lease liabilities held for sale	(1.8)
Total lease liabilities excluding held for sale	$17.7

As of July 31, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.2 years and 5.0%, respectively. As of July 31, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.7 years and 5.0%, respectively.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed for Spartan ER:

Assets:
Accounts receivable, net	$22.9
Inventories, net	83.2
Other current assets	0.7
Property, plant and equipment	13.4
Right of use assets	6.0
Total assets acquired	126.2
Liabilities:
Accounts payable	5.3
Customer advances	35.3
Accrued warranty	2.1
Other current liabilities	7.8
Short-term lease obligations	0.8
Deferred income taxes	2.7
Long-term lease obligations	5.4
Other long-term liabilities	11.3
Total liabilities assumed	70.7
Net assets acquired	55.5
Consideration paid	47.3
Gain on acquisition of business	$(8.2)

Note 5. Inventories

Inventories consisted of the following:

	July 31, 2021	October 31, 2020
Chassis	$35.6	$61.1
Raw materials & parts	200.9	195.6
Work in process	240.6	230.3
Finished products	55.5	70.0
	532.6	557.0
Less: reserves	(12.9)	(19.8)
Total inventories, net	$519.7	$537.2

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2021	October 31, 2020
Land & land improvements	$19.0	$27.0
Buildings & improvements	103.7	103.9
Machinery & equipment	88.5	90.8
Rental & used vehicles	2.5	4.9
Computer hardware & software	58.3	51.9
Office furniture & fixtures	4.4	5.1
Construction in process	9.1	8.1
	285.5	291.7
Less: accumulated depreciation	(131.4)	(123.3)
Total property, plant and equipment, net	$154.1	$168.4

Depreciation expense was $5.3 million and $6.2 million for the three months ended July 31, 2021, and July 31, 2020, respectively, and $16.8 million and $20.5 million for the nine months ended July 31, 2021, and July 31, 2020, respectively.

Note 7. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2021	October 31, 2020
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

The change in the net carrying value amount of goodwill consisted of the following:

	Nine Months Ended July 31,
	2021	2020
Balance at beginning of period	$157.3	$159.8
Activity during the period:
Divestitures	—	(2.5)
Balance at end of period	$157.3	$157.3

Intangible assets (excluding goodwill) consisted of the following:

	July 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(44.9)	$21.3
Non-compete agreements	5.0	2.0	(2.0)	—
		68.2	(46.9)	21.3
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(46.9)	$128.7

	October 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(37.8)	$28.4
Non-compete agreements	5.0	2.0	(1.7)	0.3
Trade names	7.0	1.3	(1.3)	—
		69.5	(40.8)	28.7
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$176.9	$(40.8)	$136.1

Amortization expense was $2.3 million and $3.0 million for the three months ended July 31, 2021, and July 31, 2020, respectively, and $7.4 million and $10.4 million for the nine months ended July 31, 2021, and July 31, 2020, respectively. As of July 31, 2021, fully amortized intangible assets and the related accumulated amortization related to trade names were written off.

Note 8. Divestiture Activities

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received cash proceeds of $1.1 million in the first quarter of fiscal year 2020, and the remaining $0.9 million in the second quarter of fiscal year 2020.

Effective May 8, 2020, and in connection with a strategic review of the product portfolio, the Company completed the sale of its shuttle bus businesses for $48.9 million in cash. As a result, the Company recorded a loss on sale of $9.3 million, which is included in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2020. The Company used the proceeds from the disposition to reduce outstanding borrowings. The shuttle bus businesses were reported as part of the Commercial segment.

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest its REV Brazil business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of July 31, 2021. The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to this business, was greater than their fair value, less costs to sell, resulting in a loss of $2.8 million, which is included in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2021. The REV Brazil business is reported as part of the Fire & Emergency segment.

As of July 31, 2021, assets and liabilities held for sale consisted of the following balances related to the sale of REV Brazil: Property, plant and equipment, net—$0.8 million, Inventories, net—$2.7 million, Accounts receivable, net—$4.1 million, Accounts payable—$3.6 million and Other current and long-term liabilities—$2.5 million.

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	July 31, 2021	October 31, 2020
2021 ABL facility	$250.0	$—
2017 ABL facility	—	175.0
Term Loan, net of debt issuance costs ($0.0 and $1.7)	—	167.2
	250.0	342.2
Less: current maturities	—	(1.7)
Long-term debt, less current maturities	$250.0	$340.5

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Condensed Unaudited Consolidated Statement of Operations for the three and nine months ended July 31, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Condensed Unaudited Consolidated Balance Sheets.

The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 2.00% as of July 31, 2021.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of July 31, 2021. As of July 31, 2021, the Company’s availability under the 2021 ABL Facility was $276.8 million.

The fair value of the 2021 ABL Facility approximated book value on July 31, 2021.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended July 31,
	2021	2020
Balance at beginning of period	$37.0	$22.6
Warranty provisions	24.0	27.5
Settlements made	(25.0)	(25.8)
Warranties for prior year acquisition	1.2	12.2
Divestiture adjustments	—	(0.7)
Changes in liability of pre-existing warranties	—	(0.3)
Balance at end of period	$37.2	$35.5

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	July 31, 2021	October 31, 2020
Current liabilities	$22.2	$24.1
Other long-term liabilities	15.0	12.9
Total warranty liability	$37.2	$37.0

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended July 31, 2021 and July 31, 2020:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Basic weighted-average common shares outstanding	64,125,216	63,134,486	63,863,441	63,011,955
Dilutive stock options	40,467	—	79,135	—
Dilutive restricted stock awards	657,931	—	465,503	—
Dilutive restricted stock units	556,103	—	475,060	—
Dilutive performance stock units	538,372	—	436,933	—
Diluted weighted-average common shares outstanding	65,918,089	63,134,486	65,320,072	63,011,955

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for the three and nine months ended July 31, 2021 and July 31, 2020:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Anti-dilutive stock options	—	627,600	—	779,600
Anti-dilutive restricted stock awards	—	—	63,615	—
Anti-dilutive restricted stock units	9,808	2,865,583	177,884	3,546,206
Anti-dilutive performance stock units	—	—	—	—
Anti-dilutive common stock equivalents	9,808	3,493,183	241,499	4,325,806

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $2.4 million for the three months ended July 31, 2021, or 9.1% of pre-tax income, compared to $0.5 million of benefit, or 11.6% of pre-tax loss, for the three months ended July 31, 2020. Results for the three months ended July 31, 2021 were favorably impacted by $4.0 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act. Results for the three months ended July 31, 2020 were unfavorably impacted by $0.8 million of net discrete tax expense primarily related to stock-based compensation tax deductions.

The Company recorded income tax expense of $9.6 million for the nine months ended July 31, 2021, or 17.8% of pre-tax income, compared to $13.2 million of benefit, or 39.4% of pre-tax loss, for the nine months ended July 31, 2020. Results for the nine months ended July 31, 2021 were favorably impacted by $5.2 million of net discrete tax benefits related primarily to net operating loss carrybacks allowable under the CARES Act and recognition of deferred taxes on assets classified as held for sale. Results for the nine months ended July 31, 2020 were favorably impacted by $4.6 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.2 million as of July 31, 2021 and $3.1 million as of October 31, 2020. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets for the period ended July 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2021, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2021	October 31, 2020
Performance, bid and specialty bonds	$347.7	$328.6
Open standby letters of credit	23.1	11.0
Total	$370.8	$339.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $6.3 million and $40.4 million as of July 31, 2021 and October 31, 2020, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements were $144.0 million and $191.5 million as of July 31, 2021, and October 31, 2020, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at July 31, 2021 and October 31, 2020 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $16.9 million and $21.1 million at July 31, 2021 and October 31, 2020, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also names certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions have alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The consolidated state action is currently stayed in favor of the consolidated federal action. On August 24, 2021, the court preliminarily approved the class action settlement proposed by the parties, and set the hearing for final approval on December 9, 2021. The settlement payment is expected to be fully covered by the Company's insurers. The payable under the proposed settlement and the related insurance proceeds are recorded in other current liabilities and other current assets, respectively, in the Company’s Condensed Unaudited Consolidated Balance Sheets as of July 31, 2021.

Two purported derivative actions, which have since been consolidated, were also filed in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The parties to the consolidated derivative actions reached a settlement in principle on all issues other than plaintiffs’ counsel’s attorneys’ fees on or about February 17, 2021. Additional lawsuits may be filed and, at this time, should the settlements referenced above not become final, the Company is unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on the Company or its operations.

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

Recreation: This segment includes Fleetwood, Goldshield Fiberglass, Inc. (“Goldshield”), Renegade, Midwest and Lance, and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A RVs in both gas and diesel models. Renegade primarily manufacturers, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers and towable campers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$269.5	$111.3	$212.5	$—	$593.3
Depreciation and amortization	$2.9	$0.7	$3.5	$0.5	$7.6
Capital expenditures	$2.8	$—	$1.6	$0.9	$5.3
Total assets	$676.7	$194.0	$314.0	$68.2	$1,252.9
Adjusted EBITDA	$15.8	$9.7	$24.1	$(8.0)

	Three Months Ended July 31, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$306.7	$92.4	$182.7	$0.4	$582.2
Depreciation and amortization	$3.1	$1.1	$3.4	$1.6	$9.2
Capital expenditures	$1.0	$0.3	$0.2	$0.5	$2.0
Total assets	$766.9	$205.9	$309.0	$127.6	$1,409.4
Adjusted EBITDA	$12.9	$10.3	$12.1	$(13.9)

	Nine Months Ended July 31, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$857.7	$292.8	$640.5	$(0.1)	$1,790.9
Depreciation and amortization	$9.0	$2.2	$10.7	$2.3	$24.2
Capital expenditures	$7.7	$1.1	$2.9	$2.2	$13.9
Total assets	$676.7	$194.0	$314.0	$68.2	$1,252.9
Adjusted EBITDA	$47.6	$25.1	$64.3	$(26.6)

	Nine Months Ended July 31, 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$802.4	$393.8	$463.6	$1.5	$1,661.3
Depreciation and amortization	$10.2	$4.7	$10.2	$5.8	$30.9
Capital expenditures	$5.0	$1.7	$1.6	$1.4	$9.7
Total assets	$766.9	$205.9	$309.0	$127.6	$1,409.4
Adjusted EBITDA	$25.1	$28.1	$17.9	$(31.5)

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Fire & Emergency Adjusted EBITDA	$15.8	$12.9	$47.6	$25.1
Commercial Adjusted EBITDA	9.7	10.3	25.1	28.1
Recreation Adjusted EBITDA	24.1	12.1	64.3	17.9
Corporate and Other Adjusted EBITDA	(8.0)	(13.9)	(26.6)	(31.5)
Depreciation and amortization	(7.6)	(9.2)	(24.2)	(30.9)
Interest expense, net	(3.4)	(5.7)	(14.4)	(20.3)
(Provision) benefit for income taxes	(2.4)	0.5	(9.6)	13.2
Transaction expenses	(0.5)	(0.6)	(3.2)	(2.6)
Sponsor expense reimbursement	—	(0.1)	(0.2)	(0.2)
Restructuring costs	—	(2.5)	(1.0)	(6.0)
Restructuring related charges	—	(0.7)	(0.3)	(3.9)
Stock-based compensation expense	(1.9)	(1.8)	(5.5)	(7.2)
Legal matters	(2.8)	(0.1)	(3.1)	(1.6)
Loss on early extinguishment of debt	—	—	(1.4)	—
Net gain (loss) on sale of assets and business held for sale	1.0	—	(1.7)	—
Loss on sale of business	—	(0.5)	—	(9.3)
(Loss) gain on acquisition of business	—	—	(0.4)	11.9
Impairment charges	—	(3.7)	—	(3.7)
(Losses) earnings attributable to assets held for sale	(0.3)	(0.6)	(1.0)	0.8
Deferred purchase price payment	—	—	—	(0.1)
Net income (loss)	$23.7	$(3.6)	$44.4	$(20.3)

Note 15. Subsequent Event

Sale of REV Brazil

In the fourth quarter of fiscal year 2021, the Company completed the sale of REV Brazil for $4.0 million of consideration. During the third quarter of fiscal year 2021, the Company received $2.0 million of cash which is included in Other investing activities in the Condensed Unaudited Consolidated Statement of Cash Flows. The Company expects to receive the remaining $2.0 million of consideration over the next 24 months.

Quarterly Dividend

On September 2, 2021, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on October 15, 2021 to shareholders of record on September 30, 2021.

Share Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock, effective immediately. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased.

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

Overview

REV Group companies are leading designers and manufacturers of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 88% of our net sales during the third quarter of fiscal year 2021 came from products where we believe we hold such share position.

Segments

We serve a diversified customer base primarily in the United States and Canada through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara, Spartan, Smeal and Ladder Tower brands, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter due to fewer working days and the purchasing seasons for vehicles such as school buses, RVs and sweepers. Sales of such vehicles are typically the lowest in the first fiscal quarter due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to more working days, better weather, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

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

Our Recreation vehicles dealer network was significantly impacted by the pandemic and many of them suspended normal production activity temporarily before reopening in the third quarter of fiscal year 2020 when consumer demand for recreation vehicles began to accelerate due to an increase in consumer preference to vacation in a safe and socially distant manner. As of July 31, 2021, Recreation segment backlog was significantly higher than the same period in the prior year.

As the global economy continues to recover from COVID-19 related disruption, labor and significant supply chain challenges, such as shortages in semiconductors, subcomponents and increased prices of raw materials, such as steel and aluminum, have impacted operations of companies on a global scale. Such supply chain disruptions during the third quarter of fiscal year 2021 impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and take measures to mitigate the associated risks. However, the impact of possible disruption remains largely out of our control and the risk of unfavorable impact on production at our facilities will likely continue throughout fiscal year 2021.

In certain geographies there has been a resurgence of COVID-19 variant cases and governmental authorities continue to implement numerous measures in an attempt to contain and mitigate the spread of COVID-19 and its variants. While the global market impacts, closures and limitations on movement are expected to be temporary, the duration of any demand changes, production and supply chain disruptions, and related financial impacts, cannot be reliably estimated at this time.

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2021	2020	2021	2020
Net sales	$593.3	$582.2	$1,790.9	$1,661.3
Gross profit	76.6	66.5	225.7	166.3
Selling, general and administrative	45.2	53.5	141.0	157.6
Restructuring	—	2.5	1.0	6.0
Loss on early extinguishment of debt	—	—	1.4	—
(Gain) loss on business held for sale	(1.0)	—	2.8	—
Loss on sale of business	—	0.5	—	9.3
Loss (gain) on acquisition of business	—	—	0.4	(11.9)
Provision (benefit) for income taxes	2.4	(0.5)	9.6	(13.2)
Net income (loss)	23.7	(3.6)	44.4	(20.3)

Net income (loss) per common share
Basic	$0.37	$(0.06)	$0.70	$(0.32)
Diluted	$0.36	$(0.06)	$0.68	$(0.32)
Dividends declared per common share	$0.05	—	$0.05	$0.10

Adjusted EBITDA	$41.6	$21.4	$110.4	$39.6
Adjusted Net Income (Loss)	$24.5	$6.3	$59.0	$(2.5)

Net Sales	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Net sales	$593.3	1.9%	$582.2	$1,790.9	7.8%	$1,661.3

Net Sales: Consolidated net sales increased $11.1 million for the three months ended July 31, 2021 compared to the prior year quarter, primarily due to increased net sales within the Commercial and Recreation segments, partially offset by a decrease in net sales within the Fire and Emergency (“F&E”) segment. The increase in sales volume in the Commercial segment was primarily the result of increased shipments of municipal transit buses, terminal trucks and street sweepers compared to the prior year quarter. The increase in sales volume in the Recreation segment was primarily the result of increased unit shipments driven by retail demand for RVs, and lower discounts and allowances compared to the prior year quarter. The decrease in sales volume in the F&E segment was primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from supply chain and labor constraints.

Consolidated net sales increased $129.6 million for the nine months ended July 31, 2021 compared to the prior year period. Net sales for the prior year period included $96.7 million of revenue attributable to the shuttle bus businesses and $137.1 million of revenue attributable to Spartan ER. Excluding the impact of the shuttle bus divestiture and Spartan ER acquisition, organic net sales increased by $167.2 million for the nine months ended July 31, 2021 compared to the prior year period. The increase in organic net sales was primarily due to increased sales within the Recreation segment, partially offset by a decrease in the F&E and Commercial segments.

Gross Profit	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Gross profit	$76.6	15.2%	$66.5	$225.7	35.7%	$166.3
% of net sales	12.9%		11.4%	12.6%		10.0%

Gross Profit: Consolidated gross profit increased $10.1 million for the three months ended July 31, 2021 compared to the prior year quarter. Consolidated gross profit, as a percentage of consolidated net sales, was 12.9% for the three months ended July 31, 2021, an increase compared to 11.4% for the three months ended July 31, 2020. The increase in gross profit was primarily attributable to greater price realization, lower discounting and allowances and improved operating leverage resulting from higher sales volumes and productivity initiatives.

Consolidated gross profit increased $59.4 million for the nine months ended July 31, 2021 compared to the prior year period. Consolidated gross profit, as a percentage of consolidated net sales, was 12.6% for the nine months ended July 31, 2021, an increase compared to 10.0% for the nine months ended July 31, 2020. The increase in gross profit was primarily attributable to greater price realization, lower discounting and allowances and improved operating leverage resulting from higher sales volumes and productivity initiatives.

Selling, General and Administrative	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Selling, general and administrative	$45.2	-15.5%	$53.5	$141.0	-10.5%	$157.6

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $8.3 million for the three months ended July 31, 2021 compared to the prior year quarter. The decrease in SG&A costs for the three months ended July 31, 2021 was primarily due to reduced restructuring related charges, headcount reduction, travel and marketing costs as well as lower depreciation expense.

Consolidated SG&A costs decreased $16.6 million for the nine months ended July 31, 2021 compared to the prior year period. The decrease in SG&A costs for the nine months ended July 31, 2021, was primarily due to reduced restructuring related charges, travel and marketing costs as well as lower depreciation expense.

Restructuring	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Restructuring	$—	-100.0%	$2.5	$1.0	-83.3%	$6.0

Restructuring: Consolidated restructuring costs decreased $2.5 million for the three months ended July 31, 2021 compared to the prior year quarter. The restructuring costs for the three months ended July 31, 2020, were primarily related to headcount reductions in Corporate and the Fire division.

Consolidated restructuring costs decreased $5.0 million for the nine months ended July 31, 2021 compared to the prior year period. The restructuring costs for the nine months ended July 31, 2021, were primarily related to reductions in workforce in Corporate. The restructuring costs for the nine months ended July 31, 2020, were primarily related to headcount reductions in Corporate and the Fire division, as well as lease termination costs related to the closure of a Spartan ER facility.

Loss on Early Extinguishment of Debt	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Loss on early extinguishment of debt	$—	n/m	$—	$1.4	n/m	$—

Loss on Early Extinguishment of Debt. Reflects losses recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

(Gain) Loss on Business Held for Sale	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
(Gain) loss on business held for sale	$(1.0)	n/m	$—	$2.8	n/m	$—

Loss on Business Held for Sale: In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $2.8 million was recorded during the nine months ended July 31, 2021. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Loss on Sale of Business	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Loss on sale of business	$—	-100.0%	$0.5	$—	-100.0%	$9.3

Loss on Sale of Business: Effective May 8, 2020, we completed the sale of our shuttle bus businesses for $48.9 million in cash. As a result, we recorded a loss on sale of $9.3 million during the nine months ended July 31, 2020. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Loss (Gain) on Acquisition of Business	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Loss (gain) on acquisition of business	$—	n/m	$—	$0.4	-103.4%	$(11.9)

Loss (Gain) on Acquisition of Business: During the first quarter of fiscal year 2021, the preliminary purchase price allocation of the Spartan ER acquisition was updated to reflect immaterial measurement period adjustments made to inventories, warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

During the second quarter of fiscal year 2020, we recorded the preliminary purchase accounting for the acquisition of Spartan ER, which resulted in a gain on acquisition of $11.9 million. Refer to Note 4, Acquisition, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Provision (Benefit) for Income Taxes	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Provision (benefit) for income taxes	$2.4	580.0%	$(0.5)	$9.6	172.7%	$(13.2)

Provision (Benefit) for Income Taxes: Consolidated income tax expense was $2.4 million for the three months ended July 31, 2021, or 9.1% of pre-tax income, compared to $0.5 million of benefit, or 11.6% of pre-tax loss, for the three months ended July 31, 2020. Results for the three months ended July 31, 2021 were favorably impacted by $4.0 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act. Results for the three months ended July 31, 2020 were unfavorably impacted by $0.8 million of net discrete tax expense primarily related to stock-based compensation tax deductions.

Consolidated income tax expense was $9.6 million for the nine months ended July 31, 2021, or 17.8% of pre-tax income, compared to $13.2 million of benefit, or 39.4% of pre-tax loss, for the nine months ended July 31, 2020. Results for the nine months ended July 31, 2021 were favorably impacted by $5.2 million of net discrete tax benefits related primarily to net operating loss carrybacks allowable under the CARES Act and recognition of deferred taxes on assets classified as held for sale. Results for the nine months ended July 31, 2020 were favorably impacted by $4.6 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER.

Net Income (Loss)	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Net income (loss)	$23.7	758.3%	$(3.6)	$44.4	318.7%	$(20.3)

Net Income (Loss): Consolidated net income increased $27.3 million for the three months ended July 31, 2021 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income increased $64.7 million for the nine months ended July 31, 2021 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Adjusted EBITDA	$41.6	94.4%	$21.4	$110.4	178.8%	$39.6

Consolidated Adjusted EBITDA increased $20.2 million for the three months ended July 31, 2021 compared to the prior year quarter, due to an increase in Adjusted EBITDA in the Fire & Emergency and Recreation segments, partially offset by lower Adjusted EBITDA in the Commercial segment.

Consolidated Adjusted EBITDA increased $70.8 million for the nine months ended July 31, 2021 compared to the prior year period, due to an increase in Adjusted EBITDA in the Fire & Emergency and Recreation segments, partially offset by lower Adjusted EBITDA in the Commercial segment. Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income (Loss)	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2021	Change	July 31, 2020	July 31, 2021	Change	July 31, 2020
Adjusted Net Income (Loss)	$24.5	288.9%	$6.3	$59.0	2460.0%	$(2.5)

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2021	Change	2020	2021	Change	2020
Net sales	$269.5	-12.1%	$306.7	$857.7	6.9%	$802.4
Adjusted EBITDA	15.8	22.5%	12.9	47.6	89.6%	25.1
Adjusted EBITDA % of net sales	5.9%		4.2%	5.5%		3.1%

Fire & Emergency segment net sales decreased $37.2 million for the three months ended July 31, 2021 compared to the prior year quarter primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from labor and supply chain constraints, as well as a production mix of lower velocity ambulance units.

Fire & Emergency segment net sales increased $55.3 million for the nine months ended July 31, 2021 compared to the prior year period. Net sales for the current year period included an additional quarter of revenue attributable to Spartan ER, which was acquired on February 1, 2020. Excluding the impact of the Spartan ER acquisition, net sales decreased for the nine months ended July 31, 2021 compared to the prior year period, which was primarily due to decreased unit shipments of ambulance units, partially offset by increased shipments of fire apparatus and the realization of price increases within fire businesses.

Fire & Emergency segment Adjusted EBITDA increased $2.9 million for the three months ended July 31, 2021 compared to the prior year quarter primarily due to stronger price realization and productivity initiatives that resulted in improved gross margin performance and lower operating expense, partially offset by lower unit shipments related to labor and supply chain constraints which resulted in lower net sales.

Fire & Emergency (“F&E”) segment Adjusted EBITDA increased $22.5 million for the nine months ended July 31, 2021 compared to the prior year period primarily due to productivity initiatives that resulted in performance improvements, including direct labor efficiencies and lower operating expense.

Commercial Segment

	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2021	Change	2020	2021	Change	2020
Net sales	$111.3	20.5%	$92.4	$292.8	-25.6%	$393.8
Adjusted EBITDA	9.7	-5.8%	10.3	25.1	-10.7%	28.1
Adjusted EBITDA % of net sales	8.7%		11.1%	8.6%		7.1%

Commercial segment net sales increased $18.9 million for the three months ended July 31, 2021 compared to the prior year quarter. The increase in net sales compared to the prior year quarter was primarily due to increased unit shipments of municipal transit buses, terminal trucks and street sweepers as well as lower discounting of school buses, partially offset by decreased unit shipments of school buses related to limited chassis availability.

Commercial segment net sales decreased $101.0 million for the nine months ended July 31, 2021 compared to the prior year period. The decrease in net sales compared to the prior year period was primarily due to net sales of our shuttle bus businesses, which were sold on May 8, 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $4.3 million for the nine months ended July 31, 2021 compared to the prior year period. The decrease in net sales compared to the prior year period was primarily due to lower shipments of school buses and municipal transit buses related to COVID-19 end market disruption in the first half of the fiscal year, partially offset by increased shipments of terminal trucks and street sweepers.

Commercial segment Adjusted EBITDA decreased $0.6 million for the three months ended July 31, 2021 compared to the prior year quarter primarily due to a negative mix contribution from increased sales of terminal trucks and street sweepers and an unfavorable mix of school buses and municipal transit buses, partially offset by increased net sales and improved profitability within the terminal truck and street sweeper business.

Commercial segment Adjusted EBITDA decreased $3.0 million for the nine months ended July 31, 2021 compared to the prior year period primarily due to lower sales within the bus group, partially offset by improved profitability as a result of increased sales volume and productivity initiatives in the terminal truck and street sweeper businesses as well as SG&A spend reductions within the segment.

Recreation Segment

	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2021	Change	2020	2021	Change	2020
Net sales	$212.5	16.3%	$182.7	$640.5	38.2%	$463.6
Adjusted EBITDA	24.1	99.2%	12.1	64.3	259.2%	17.9
Adjusted EBITDA % of net sales	11.3%		6.6%	10.0%		3.9%

Recreation segment net sales increased $29.8 million for the three months ended July 31, 2021 compared to the prior year quarter primarily due to increased unit shipments in several product categories as well as lower discounting and sales allowances, partially offset by supply chain and labor constraints.

Recreation segment net sales increased $176.9 million for the nine months ended July 31, 2021 compared to the prior year period primarily due to increased unit sales in all product categories as well as lower discounting and allowances versus the prior year period which was impacted by COVID-19 related disruptions, including the suspension of normal production activities at all businesses, primarily within the second quarter of fiscal year 2020.

Recreation segment Adjusted EBITDA increased $12.0 million for the three months ended July 31, 2021 compared to the prior year quarter primarily due to increased sales, stronger price realizations related to lower discounting, and benefits from strategic initiatives designed to improve profitability, partially offset by inefficiencies resulting from supply chain disruptions and labor constraints.

Recreation segment Adjusted EBITDA increased $46.4 million for the nine months ended July 31, 2021 compared to the prior year period primarily due to increased sales, stronger price realizations related to lower discounting, and benefits from strategic initiatives designed to improve profitability, partially offset by inefficiencies resulting from supply chain disruptions and labor constraints.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	July 31, 2021	April 30, 2021	January 31, 2021	July 31, 2020
Fire & Emergency	$1,229.5	$1,099.0	$1,017.9	$1,039.7
Commercial	312.0	303.1	234.0	300.5
Recreation	1,157.0	940.5	754.3	327.8
Total Backlog	$2,698.5	$2,342.6	$2,006.2	$1,668.0

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of July 31, 2021, our backlog was $2,698.5 million compared to $1,668.0 million as of July 31, 2020. The increase in total backlog was due to increases in the Fire & Emergency (“F&E”), Commercial and Recreation segments. The increase in F&E segment backlog was primarily the result of strong orders for fire apparatus following COVID-19 related softness in the prior year period and continued strength in orders for ambulance units. The increase in Commercial segment backlog was primarily the result of increased orders for school buses, municipal transit buses, terminal trucks and street sweepers. The increase in Recreation segment backlog was primarily the result of strong order intake across all product categories.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2021 and July 31, 2020:

	Nine Months Ended July 31,
($ in millions)	2021	2020
Net cash provided by operating activities	$100.6	$25.0
Net cash provided by (used in) investing activities	0.6	(10.2)
Net cash used in financing activities	(103.4)	(0.8)
Net (decrease) increase in cash and cash equivalents	$(2.2)	$14.0

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2021 was $100.6 million and was related to net income, collection of receivables, more effective inventory management and an increase in customer deposits, partially offset by a decrease in accounts payable. Net cash provided by operating activities for the nine months ended July 31, 2020 was $25.0 million and related to the collection of receivables and customer deposits, partially offset by a net loss for the period, an increase in inventory, and a decrease in accounts payable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended July 31, 2021 was $0.6 million and was related to the proceeds received from the sale of land and other assets and the pending sale of REV Brazil, partially offset by cash paid for capital expenditures. Net cash used in investing activities for the nine months ended July 31, 2020 was $10.2 million and was primarily related to the acquisition of Spartan ER on February 1, 2020, net of proceeds from the sale of our shuttle bus business on May 8, 2020 and the purchase of capital expenditures, partially offset by the sale of assets.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2021 was $103.4 million, which primarily consisted of net proceeds from our 2021 ABL Facility offset by the use of those proceeds to repay the 2017 ABL Facility and Term Loan, and payments for debt issuance costs. Net cash used in financing activities for the nine months ended July 31, 2020 was $0.8 million, which primarily consisted of proceeds received from borrowings for the acquisition of Spartan ER and to pay quarterly dividends, offset by partial repayment of the borrowings and of long term debt.

Dividends

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. We announced the suspension of our quarterly dividend beginning the second quarter of fiscal year 2020. In the nine months ended July 31, 2020, we paid cash dividends of $9.5 million.

On June 3, 2021, our Board of Directors reinstated a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, and declared the initial regular dividend for the three months ended April 30, 2021, payable on July 15, 2021, to shareholders of record on June 30, 2021. During the third quarter of fiscal year 2021, we paid cash dividends of $3.3 million.

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

We were in compliance with all financial covenants under the 2021 ABL Agreement as of July 31, 2021. As of July 31, 2021, the Company’s availability under the 2021 ABL Facility was $276.8 million.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$23.7	$(3.6)	$44.4	$(20.3)
Depreciation and amortization	7.6	9.2	24.2	30.9
Interest expense, net	3.4	5.7	14.4	20.3
Loss on early extinguishment of debt	—	—	1.4	—
Provision (benefit) for income taxes	2.4	(0.5)	9.6	(13.2)
EBITDA	37.1	10.8	94.0	17.7
Transaction expenses(a)	0.5	0.6	3.2	2.6
Sponsor expense reimbursement(b)	—	0.1	0.2	0.2
Restructuring costs(c)	—	2.5	1.0	6.0
Restructuring related charges(d)	—	0.7	0.3	3.9
Stock-based compensation expense(e)	1.9	1.8	5.5	7.2
Legal matters(f)	2.8	0.1	3.1	1.6
Net (gain) loss on sale of assets and business held for sale(g)	(1.0)	—	1.7	—
Loss on sale of business(h)	—	0.5	—	9.3
Loss (gain) on acquisition of business(i)	—	—	0.4	(11.9)
Impairment charges(j)	—	3.7	—	3.7
Losses (earnings) attributable to assets held for sale(k)	0.3	0.6	1.0	(0.8)
Deferred purchase price payment(l)	—	—	—	0.1
Adjusted EBITDA	$41.6	$21.4	$110.4	$39.6

The following table reconciles Net Income (Loss) to Adjusted Net Income (Loss) for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$23.7	$(3.6)	$44.4	$(20.3)
Amortization of intangible assets	2.3	3.0	7.4	10.4
Transaction expenses(a)	0.5	0.6	3.2	2.6
Sponsor expense reimbursement(b)	—	0.1	0.2	0.2
Restructuring costs(c)	—	2.5	1.0	6.0
Restructuring related charges(d)	—	0.7	0.3	3.9
Stock-based compensation expense(e)	1.9	1.8	5.5	7.2
Legal matters(f)	2.8	0.1	3.1	1.6
Net (gain) loss on sale of assets and business held for sale(g)	(1.0)	—	1.7	—
Loss on sale of business(h)	—	0.5	—	9.3
Loss (gain) on acquisition of business(i)	—	—	0.4	(11.9)
Impairment charges(j)	—	3.7	—	3.7
Losses (earnings) attributable to assets held for sale(k)	0.3	0.6	1.0	(0.8)
Deferred purchase price payment(l)	—	—	—	0.1
Loss on early extinguishment of debt(m)	—	—	1.4	—
Impact of tax rate change(n)	(4.2)	—	(4.2)	(3.5)
Income tax effect of adjustments(o)	(1.8)	(3.7)	(6.4)	(11.0)
Adjusted Net Income (Loss)	$24.5	$6.3	$59.0	$(2.5)

(a)	Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to our primary equity holder.
(c)

Restructuring expenses for the nine months ended July 31, 2021, consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate.

Restructuring expenses for the three and nine months ended July 31, 2020, consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate and the Fire division, as well as lease termination costs related to the closure of a Spartan ER facility.

(d)	Reflects costs that are directly attributable to restructuring activities, including leadership changes, but do not meet the definition of restructuring under ASC 420.
(e)	Reflects expenses associated with the vesting of equity awards including employer payroll taxes.
(f)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Costs include payments: (i) for fees and costs to litigate and settle non-ordinary course intellectual property disputes, (ii) for fees and costs to litigate the putative securities class actions and derivative action pending against us and certain of our directors and officers and (iii) for fees to settle certain claims arising from a putative class action in the state of California.

(g)

Reflects the initial loss and subsequent adjustment that were recorded in connection with the decision to divest of REV Brazil. We also recorded $1.1 million gain related to the sale of land previously included within the Fire & Emergency segment. Refer to Note 8, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

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

(k)

Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents REV Brazil during fiscal year 2021 and REV Coach and shuttle bus businesses during fiscal year 2020.

(l)	Reflects the expense associated with the deferred purchase price payments to the sellers of Lance.
(m)

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

(o)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three and nine months ended July 31, 2021 and July 31, 2020, except for certain transaction expenses, impact of tax rate change and losses attributable to assets held for sale.

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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

During the quarter ended July 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Information about our risk factors is disclosed in “Item 1A. Risk Factors”, in our Annual Report on Form 10-K. A supplemental risk factor was included in the Quarterly Report on Form 10-Q for the period ended April 30, 2021 (the “Q2-21 10-Q”). There are no other material changes in our risk factors from those disclosed in the Form 10-K or the Q2-21 10-Q.

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

REV GROUP, INC.

Date: September 8, 2021	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Date: September 8, 2021	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Financial Officer