Form 10-K
period 2021-10-31
REV Group, Inc.
filed 2021-12-15
CIK 1687221

k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $523,902,924 based on the last reported sale price of such securities as of April 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

The number of shares of the Registrant’s Common Stock outstanding as of December 13, 2021 was 65,021,049.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 3, 2022, are incorporated by reference into Part III of this Report.

i

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of the COVID-19 pandemic on our business and the specialty vehicles industry;
•	The impact of economic factors and adverse developments in economic conditions;
•	The seasonal nature of the markets in which we operate;
•	Disruptions in the supply of vehicle chassis, other critical materials or labor;
•	Our ability to compete with other participants in the end markets we serve;
•	The impact of technological innovations, market developments and changing customer needs across the end markets we serve;
•	Our ability to successfully identify and integrate acquisitions;
•	Our business has certain working capital requirements, and a decline in operating results may have an adverse impact on our liquidity position;
•	The realization of contingent obligations;
•	Increases in the price of commodities, including the impact of tariffs and inflation, on the cost or price of our products;
•	The impact of currency value fluctuations on the cost or price of our products;
•	Our reliance on the performance of dealers;
•	The availability and terms of financing available to dealers and retail purchasers;
•	Our ability to retain and attract senior management and key employees;
•	Vehicle defects, delays in new model launches, recall campaigns, or increased warranty costs;
•	Cancellations, reductions or delays in customer orders;
•	The impact of federal, state and local regulations governing our products;
•	Unforeseen or recurring operational problems at any of our facilities and catastrophic events;
•	Federal and local government spending levels;
•	Our operations and the industries in which we operate are subject to governmental laws and regulations, including relating to environmental, health and safety matters;
•	The influence of AIP over us, including its contractual right to nominate a majority of our directors and other contractual rights;
•	Changes to tax laws or exposure to additional tax liabilities; and
•	Failure to maintain the strength and value of our brands.

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

Item 1. Business.

REV Group companies are leading designers, manufacturers, and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States and Canada, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first, second or third market share position and approximately 88% of our net sales during fiscal year 2021 came from products where we believe we hold such share positions.

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

Our products are sold to municipalities, government agencies, private contractors, consumers and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 23% of our net sales in fiscal year 2021, with no single customer representing more than 5% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: rising municipal spending, a growing aged population, growing urbanization, growing student populations, the increasing popularity of outdoor and active lifestyles and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our unique scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and shortening delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments via our proprietary REV Business System and in areas including: procurement, engineering and product development and lean manufacturing. We believe our manufacturing and service network, consisting of 21 manufacturing facilities, 9 Regional Technical Centers (“RTCs”) and 2 aftermarket parts warehouses, provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to geographically diverse labor pools, delivery costs and lead times, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, technology application, integration, and assembly activities, which require relatively low levels of capital expenditures. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our ability to grow through acquisitions. We seek to make synergistic acquisitions that further enhance our existing market positions or enter REV into new, attractive product segments. In the past 15 years, we have completed 17 acquisitions. We believe we have the opportunity to grow and enhance the earnings profile of acquired businesses by expanding access to sales distribution channels, consolidating acquired businesses into our existing operations and by introducing the REV Business System and scale into the newly acquired businesses to drive profitable growth.

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

Our Fire & Emergency segment sells fire apparatus equipment under the E-ONE, Kovatch Mobile Equipment (“KME”), Ferrara Fire Apparatus and Spartan Emergency Response which consists of Spartan Emergency Response, Smeal, and Ladder Tower brands, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

•       Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

•       Patient compartment structural aluminum “box” mounted on a cut-away van chassis and has the same use and application as a Type I ambulance

Our Commercial segment is a leading producer of small Type A school buses, transit buses, terminal trucks and sweepers in the United States. We serve municipal segments through the Collins Bus and Eldorado National (California) or ENC brands. We serve the terminal truck market through the Capacity brand and the sweeper market through the LayMor brand. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports). Within each market, we produce many customized configurations to address the diverse needs of our customers. In the third quarter of fiscal year 2020, we sold our shuttle bus businesses which included Krystal, Goshen Coach, ElDorado National (Kansas), Federal Coach, Champion and World Trans brands and manufacturing facilities. Refer to Note 7, Divestitures, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

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

Our Recreation segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Discovery LXE, Renegade Verona, Renegade XL, Weekender, Lance, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. Within our Recreation segment, we have some of the most well-recognized Class A diesel and gas motorized RV brands in the market.

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

•     Lance Camper makes one of the most popular truck campers in America

•     Truck campers are portable units easily loaded onto the bed of a pickup truck

•     Truck campers range in size from 6’- 12’ with floorplan arrangements that sleep 3-6 people

•     Livable areas are maximized, most floorplans offer full kitchens, bathrooms, living areas and storage space

Our Markets

We operate primarily in the United States in the fire and emergency, commercial and recreation markets, which represented 94.3% of our overall net sales for fiscal year 2021. For fiscal year 2021, our net sales to international markets (including Canada) amounted to $136 million, representing 5.7% of our overall net sales for fiscal year 2021. We sell internationally through dealers and agents to end markets that utilize U.S.-style chassis and product configurations.

Fire and Emergency Markets

Fire and emergency products are used by municipalities and private contractors to provide essential services such as fire suppression, emergency/rescue response, disaster relief, wildland, aircraft rescue and firefighting and patient transport. Nearly all fire apparatus and ambulances are customized in some form; however, they share many common production and component attributes, such as similar manufacturing and engineering processes, raw materials (aluminum, lights, wire harnesses, paint and coatings). The sales prices for our fire and emergency products can vary considerably given their highly customized nature, but generally range from $200,000 to $650,000 for pumper trucks, $500,000 to $1,400,000 for aerial fire trucks and $70,000 to $400,000 for ambulances. Demand is driven primarily by the replacement of in-service fleets, as well as by factors such as a growing aged population and a growing overall population (driving increased patient transportation and emergency response needs), new real estate developments, taller buildings (requiring more aerial vehicles), international airport growth (requiring Federal Aviation Administration-specified ARFF vehicles), and municipal funding levels. Local tax revenues are an important source of funding for fire and emergency response departments in addition to Federal grant money and locally raised funding.

We estimate that pumper trucks and aerial fire trucks have useful lives of 10-12 years and 20-30 years, respectively, and that despite operating at a lower level of annual miles driven, these vehicles become obsolete before they mechanically wear out due to technological advances over those time periods. We estimate that ambulances have useful lives of 5-7 years and generally operate on a 24/7 schedule, driving significant annual mileage which ultimately leads to a replacement sale or remount service as their underlying chassis wears out. As the population is relocating, it creates an opportunity for new products in areas that require additional fire and emergency infrastructure. We believe that a growing aged population, longer life expectancy, urbanization and the increasing use of emergency vehicles for non-critical care transport are all positive trends for the ambulance market.

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

The sales prices for our bus and specialty vehicles can vary considerably, but generally range from $45,000 to $80,000 for traditional Type A school buses (higher for electric Type A school buses), $200,000 to $600,000 for transit buses and $25,000 to $165,000 for other specialty vehicles. We estimate that Type A school buses have useful lives of 8-10 years, that transit buses have useful lives of approximately 10-12 years and other specialty vehicles have useful lives of 5-7 years.

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

The sales prices for our RVs can vary considerably, but generally range from $30,000 to $575,000. We estimate that RVs have useful lives of 8-15 years.

Customers and End Markets

Our end markets include the municipal market (vehicles for essential services such as emergency response, firefighting patient transportation and student transportation), the private contractor market (privately owned fleets that provide transportation services), the consumer market (vehicles for transportation and leisure needs) and the industrial/commercial markets (vehicles for transportation, construction projects and global port and intermodal transportation applications). Based on aggregated available industry data, we estimate that the combined size of our annual addressable markets is approximately 82,000 vehicles.

Our top 10 customers combined accounted for approximately 23% of our net sales for fiscal year 2021, with no customer representing more than 5% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we benefit from many long-term customer relationships.

Approximately 51% of our net sales in fiscal year 2021 were made directly or indirectly to governmental bodies, including municipalities, such as fire departments, school districts, hospitals and the U.S. federal government. In fiscal year 2021, our approximate direct or indirect net sales by end market was as follows: 51% government, 33% consumer, 3% private contractor and 13% industrial/commercial.

For both fiscal years 2021 and 2020, approximately 98% of our net sales were to customers located in the United States and Canada.

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

•

Replacement demand for emergency vehicles— From 2018 through 2020, the annual volume of ambulance sale units had been at a level that we believe was normalized replacement demand within the United States. The onset of COVID-19 and related federal stimulus has increased industry demand to levels that may not be sustainable over the long-term. We believe annual sales levels for ambulance units will return to prior levels and grow with macro trends in the future.

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

Our Strengths

We believe we have the following competitive strengths:

Market Leader Across All Segments with a Large Installed Base— We believe we are a market leader in each of the fire and emergency, commercial and recreation vehicle markets. Approximately 88% of our net sales during fiscal year 2021 are in markets in which we believe we hold the first, second or third market share positions. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States. We also believe our Commercial segment is the #1 producer of Type A school buses in the United States and a leading producer of transit buses, terminal trucks and sweepers. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs. We are also a leader in high-end Class B and Super C RVs under the Midwest and Renegade brands. We also believe we have one of the highest quality travel trailer and truck camper product lines under the Lance brand name.

We estimate that the replacement value of our installed base of approximately 209,000 vehicles across our segments is approximately $39.3 billion, which we believe is a significant competitive advantage for both replacement unit sales and aftermarket parts, and service sales, as brand familiarity drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleets of ambulances and fire apparatus standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

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

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for products across all of our segments, as older demographics are a key demand driver for products such as emergency vehicles and RVs. In the municipal Fire & Emergency segment, increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. Our Commercial segment is poised to grow as a result of government subsidies for alternative fuel source transportation and increasing urbanization within the United States which is expected to drive greater demand for commercial buses. We believe demand for our school buses and our fire and emergency vehicles will grow with increasing state and local government spending. We also believe our RV segment is poised for long-term industry growth driven by increased interest in camping among older and younger generations and market unit recoveries to historical average levels for certain product categories. Additionally, we believe the current U.S. camper base of 48 million households represents an opportunity to expand the RV customer base. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in the United States, similar positive market dynamics exist in other parts of the world, providing an opportunity for future global growth in each of our segments. Only approximately 6% of our net sales in fiscal year 2021 were from sales to customers outside the United States.

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

Experienced Consolidator with Proven Ability to Integrate Acquisitions—Over the last 15 years, we have completed 17 acquisitions across our Fire & Emergency, Commercial and Recreation segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, extensive distribution networks, access to low cost capital and reputation as an active and effective strategic acquirer, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers, within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

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

Pursue Value Enhancing Acquisitions— We seek to pursue acquisitions which enhance our existing market positions, facilitate our entry to new product categories and/or markets and achieve our targeted financial returns. We have a long history of acquisitions with 17 transactions completed over the past 15 years. Given our leadership positions within our markets and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to identify, execute and integrate acquisitions while realizing synergies. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our aftermarket strategies and provide strong synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach, and simultaneously produce attractive financial returns.

Our Equity Sponsor

The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 42.7% of REV Group’s voting equity as of October 31, 2021. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

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

Fire & Emergency Segment

Our fire apparatus business partners with a combination of independent dealer networks and a direct sales force to sell our products. Our North American dealer network is comprised of 86 dealers in the United States and Canada. Globally, there are 30 international dealers.  Additionally, we sell the Spartan cab chassis to approximately 36 OEM manufacturers. Dealers hold a leading position in their assigned territories, providing us with a significant competitive advantage. Brands in the fire segment participate in Government Services Agency (“GSA”) Schedules Program and Defense Logistics Agency (“DLA”) troop support.

We continue to expand our distribution network into new markets. We believe there are significant opportunities to grow our dealer footprint to serve these markets. Our new product and expanding dealer network in this area will continue to capture additional market share going forward.

We sell our ambulances through internal direct sales personnel as well as a select group of independent dealers in the United States. Our direct sales force is responsible for sales to key Accounts that operate in multiple states or require a direct OEM relationship to service their business. Approximately 47 independent dealers provide full coverage of the U.S. domestic market and provide both sales and service to our customers. We believe our dealers hold the leading position in their assigned territories, providing us with a significant competitive advantage. In addition, we participate in GSA Schedules Program and we export to most of the international markets that participate in this program. These include countries in the Middle East, Latin America and the Caribbean basin.

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

Manufacturing and Service Capabilities

We currently operate 21 manufacturing facilities, 9 RTCs and 2 aftermarket parts warehouses across the United States with approximately 5.9 million square feet of manufacturing and service space. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

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

Our RTC footprint is strategically placed throughout the United States and our locations are staffed with technicians and customer service representatives to support our approximately 209,000 installed base of vehicles. Our RTCs complement our dealer network to provide our end users with the parts and service that they need to keep their fleets operating and to meet the demand of their customers. The services that we provide at our RTC locations include normal maintenance and service activities, damage repair and rebuilding services. Rebuilding services include manufacturer certified repair and apparatus remounting processes that can extend the life of a vehicle and reduce the total cost of ownership for our end users.

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

R&D costs are expensed as incurred and included as part of operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s R&D costs include only those incurred for the design of a new vehicle platform that is made commercially available to a broad portion of our end markets. Our R&D expenses do not include the costs to design and develop specific customized products to individual customers or end users. These costs are included as normal production costs associated with the sale of the specific product for which they were incurred. R&D costs totaled $4.4 million, $5.8 million and $4.8 million for fiscal years 2021, 2020 and 2019, respectively.

Suppliers and Materials

In fiscal year 2021, we purchased $1.58 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing 28% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, Mercedes, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

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

We strive to maintain strong and collaborative relationships with our suppliers and believe that the sources for these inputs are well-established, generally available on world markets and are in sufficient quantity, other than chassis, wire harnesses and micro-chips, such that we would expect to avoid disruption to our businesses if we encountered an interruption from one of our key suppliers.

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

We own a portfolio of intellectual property, including approximately 53 patents, 12 pending patent applications, confidential technical information and technological expertise in manufacturing specialty vehicles. We also own approximately 254 registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Spartan, Smeal, Ladder Tower Company, Wheeled Coach, AEV, Horton, Leader, Collins, ENC, Capacity, Lay-Mor, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade, Midwest and Lance.

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

In the Fire & Emergency segment, our competition includes Pierce Manufacturing (Oshkosh Corp.), Rosenbauer International, Demers Braun Crestline, FWD Seagrave and Life Line Emergency Vehicles, among others. In the Commercial segment, our competition includes, New Flyer Industries, Inc., Thomas Bus (Daimler), Blue Bird Corporation, Gillig, IIC Bus (TRATON), TICO, Kalmar (Cargotec) and Nova Bus (Volvo), among others. In the Recreation segment, our competition includes Thor Industries, Inc., Winnebago Industries, Inc., Forest River, and Tiffin Motorhomes, Inc., among others.

Employees

As of October 31, 2021, we had approximately 6,800 employees. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Human Capital Management

Oversight & Management

We believe our success depends on the strength of our workforce. We employ approximately 6,800 employees, excluding temp workers and contractors, approximately 80% of whom work in production roles. REV’s leadership team and Chief Human Resources Officer ("CHRO") are responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. The CHRO and the Chief Executive Officer ("CEO") regularly update our board of directors on the operation and status of these human capital activities. Key areas of focus include:

•

Training & Development – We are committed to the continued development of our people. Strategic talent reviews occur annually across all operational business units and corporate functions. The CEO and CHRO convene meetings with senior company leadership to review talent data and plan development actions for top enterprise talent. We also provide technical, professional and leadership training to a broad range of employees through several learning formats. For example, we partner with local educational institutions and trade skills organizations to prepare workers with on-the-job technical training. Employees can also access a rotating catalog of online professional skills learning through our Learning Management System (LMS). Among our leadership development efforts, we provide instructor-led, leadership skills training to all supervisors.

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

•

Commitment to Diversity and Inclusion - Women make up 20% of our workforce (approximately 1,400) and ethnic/racial minorities make up 33% of our workforce (approximately 1,800) who have chosen to identify their ethnicity / race. We are improving diversity, equity, and inclusion ("DEI") by living our core values, including supporting and building diversity in our teams, respecting alternative perspectives and being accountable to each other to fulfill our goals.  Our companywide Code of Conduct supports this objective and in 2021 we trained all employees on Anti-Harassment/Anti-Discrimination and supervisors on Appreciating Differences as part of their leadership skills training. We expect our newly created companywide intranet to become a mechanism for growing diversity awareness in our workforce as well, including spotlights on diverse group recognition months (e.g., African American, Hispanic Heritage, etc.)

•

Health and Safety – Our Health and Safety Management System is a consistent and standard approach to impact the work environment and culture at each REV business unit. The system is guided by an executive committee that provides focus and priority to compliance and industry best practices that protect our employees while performing work within our operations. Each business unit is responsible for evaluating their unique operations and applying the defined controls to engage employees and manage injury risk. We use leading and lagging metrics to monitor our performance and effectiveness across our operations and individual business units.

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

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has impacted and is expected to continue to impact our operations, and the full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the outbreak, the emergence of new variants of the virus, the effectiveness and availability of vaccines, the severity of the virus and the actions, or perception of actions, that may be taken to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. While many of the actions implemented to mitigate the spread of COVID-19 have been rolled back in certain markets, and the spread of COVID-19 currently appears to be decreasing in the United States, the effects of the pandemic are uncertain and expected to continue to impact our business.

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

The COVID-19 pandemic has also disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Certain facilities have experienced shutdowns extending for multiple production days consistent with our mitigation protocols to test the full facility workforce for COVID-19 and complete the appropriate cleaning process. We cannot predict whether our facilities will experience additional disruptions or more significant or frequent disruptions in the future.

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

The GSA and the DLA, agencies of the federal government, have notified their suppliers (which includes a number of the Company’s business units) that future procurement contracts will require their suppliers to mandate COVID-19 vaccinations for supplier employees, and have strongly encouraged suppliers to similarly modify existing supply contracts or potentially face adverse consequences in future purchasing decisions by the GSA and DLA.  Further, the Biden administration has publicly announced plans for the Occupational Safety and Health Administration (“OSHA”) to issue a rule that would require all employers with greater than 100 employees to mandate COVID-19 vaccinations for their employees. If the Company’s business units mandate COVID-19 vaccinations for their employees, then there is a risk that a significant number of employees will end their employment at the business unit and seek employment at companies without the requirement.  Such employee turnover could cause manufacturing disruptions, which could adversely affect our financial position, results of operations and cash flows.

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

Concerns regarding and measures implemented in response to pandemics of infectious disease have and could further cause changes in global travel patterns, negatively influencing demand for new recreational vehicles (“RVs”) and other vehicles, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Moreover, because demand for new RVs and terminal trucks is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response could lead to reduced demand for our products, which could adversely affect our financial position, results of operations and cash flows. Further, federal, state and municipal governments have incurred unexpected costs and spending related to the COVID-19 pandemic, and tax revenues may have been negatively impacted as well. It is unclear how that may impact government budgets and future spending on fire trucks, ambulances, transit buses, school buses, and other vehicles for which government funding is used to purchase the Company’s products.

Our business is affected by economic factors and adverse developments in economic conditions which could have an adverse effect on the demand for our products and the results of our operations.

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate could result in reduced demand in key end markets. RV purchases are discretionary in nature and therefore sensitive to wholesale and retail financing, consumer confidence, unemployment levels, disposable income and changing levels of consumer home equity. These factors result in RVs being discretionary purchases. For example, the 2008 recession caused consumers to reduce their discretionary spending, which negatively affected our sales volumes for RVs. Terminal truck sales volumes are also impacted by economic conditions, global trade, changes in supply chain management and industrial output, as these factors impact our end-market customers for these products, which include shipping ports, trucking/distribution hubs and rail terminal operators. RV and terminal truck sales are affected by U.S. and global general economic conditions, which create risks that future economic downturns will reduce consumer demand and negatively impact our sales.

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

Our sales and our manufacturing processes depend on the supply of manufactured vehicle chassis and other critical components such as engines, transmissions and axles from major auto manufacturers and other OEMs, including Allison Transmission, Chrysler, Cummins, Daimler, Ford, Freightliner, Meritor, General Motors, Navistar and Volvo, among others. For the standardized, mass-produced chassis models, we convert the chassis for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. We are therefore reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales. If these manufacturers experience production delays, we may receive a lower allocation of chassis than anticipated, or if the quality or design of their chassis changes, or if these manufacturers implement recalls, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. At various times, we may carry increased inventory to protect against these concerns, which may negatively impact our results of operations.

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

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. For example, during the electronic chip shortages in 2021, many vehicle manufacturers, including Ford and General Motors, idled factories and reduced their output of vehicle chassis. During 2018 and 2019, many of our vehicle manufacturers encountered production issues and delivery delays due to factors which included a vendor factory fire, new plant location inefficiencies, unplanned work stoppages and indirect impacts from the implementation of tariffs. A recurrence of either of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. Our business, operating results and financial condition could suffer if our suppliers reduce output or introduce new chassis models that are unpopular with our customers or are incompatible with our current product designs or production process.

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

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control, including inflation. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, steel, plastics and other resins, brass and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, tariffs enacted or proposed by the U.S. government, or retaliatory tariffs, could further increase the price of components imported from international suppliers, and lift prices of certain commodities generally regardless of origin. Although we at times purchase steel, aluminum and other raw materials up to 24 months in advance in order to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs, including the impacts of inflation. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

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

We rely to a significant extent on our independent dealer networks to sell our products to end customers. We estimate that we distribute approximately 70% of our products through a system of independent, authorized dealers, many of whom sell products from competing manufacturers. Our business is therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.

Our dealer agreements are typically for a multi-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. We can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2021, but there may continue to be consolidation and changes in the dealership landscape over time. If we are unable to renew a contract with one or more of our significant dealers or re-negotiate an agreement under more advantageous terms, our sales and results of operations could be adversely affected.

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

We provide products to our customers for which we are customarily not paid in advance. We rely on the creditworthiness of our customers to collect on our receivables from them in a timely manner after we have billed for products previously provided. While we generally provide products pursuant to a written contract which determines the terms and conditions of payment to us by our customers, occasionally customers may dispute an invoice and delay, contest or not pay our receivable. Further, in connection with dealers’ wholesale floor-plan vehicle financing programs, we enter into repurchase agreements with certain lending institutions, customary in the industries in which we operate, which may require us to repurchase previously sold vehicles. Although our exposure under these agreements is limited by the expected resale value of the inventory we may repurchase, we may receive less than anticipated on such resale and would collect payment on such resale later than originally expected. Our failure to collect our receivables or to resell and collect on repurchased vehicles on a timely basis could adversely affect our cash flows and results of operations and, in certain cases, could cause us to fail to comply with the financial covenants under our 2021 ABL Facility or other outstanding debt.

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

Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shut downs at any of our facilities could be caused by:

•	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;
•	prolonged power failures or reductions;
•	breakdown, failure or substandard performance of any of our machines or other equipment;
•	noncompliance with, and liabilities related to, environmental requirements or permits;
•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

•	fires, floods, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, pandemics, political unrest, war or terrorist activities; or
•	other operational problems.

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

Some of the markets in which we compete are cyclical, which results in fluctuations in sales and results of operations.

We have experienced, and expect to continue to experience, variability in sales, production and net income, including historically as a result of seasonality in our Recreation segment. Certain of our other products, such as school buses, have also historically been, and are expected to continue to be, seasonal. This seasonality has an impact on the comparability of our quarterly results. Moreover, weak macroeconomic conditions can adversely affect demand for certain of our products and lead to an overall aging of product fleets beyond a typical replacement cycle. During economic downturns that would result in lower demand of our vehicles, we may find it necessary to reduce production line rates and employee headcount. An economic downturn may reduce, and in the past has reduced, demand in all of our segments, resulting in lower sales volumes, lower prices and decreased operating profits or losses. Additionally, our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher sales during the third quarter and fourth quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by school districts ordering more school buses prior to the beginning of a school year, the consumer buying habits for RVs, municipal spending and budget cycles, the impact of travel and construction in the summer months, as well as how certain seasonal months aggregate into our fiscal quarters which are different than calendar quarters. Dealer demand and buying patterns may also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. Consequently, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

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

As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. We continue to review our portfolio and may pursue additional divestitures. From time to time, we engage in discussions with third parties about potential acquisitions and divestitures of one or more of our businesses that, if fully consummated, could result in the divestiture of a material amount of assets and contribution to our results of operations. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, when we decide to sell a business, we may be unable to do so on our terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. Further, transaction terms typically include representations and warranties by the seller that are supported by indemnification obligations, and breaches could require us to indemnify the buyer for certain losses which could result in adverse impact on the expected financial benefit we expected from the divestiture transaction.

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

Our business has meaningful working capital requirements. We had $215 million of long-term debt outstanding as of October 31, 2021. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. Additionally, we have entered into repurchase agreements with certain lending institutions and are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized. See Note 18 to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion of these contingent liabilities.

Our 2021 ABL Facility contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our 2021 ABL Facility contains various provisions that limit our ability (subject to a number of exceptions) to, among other things:

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

In addition, the restrictive covenants in our 2021 ABL Facility require us to maintain specified financial ratios and other business or financial conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2021 ABL Facility” and “Description of Certain Indebtedness.” Our ability to comply with those financial ratios or other covenants may be affected by events beyond our control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under our 2021 ABL Facility, or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our 2021 ABL Facility. If amounts outstanding under our 2021 ABL Facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

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

Future dividends on shares of common stock will be at the sole discretion of our Board of Directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the 2021 ABL Facility.

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

Our operations are subject to a variety of federal, state, local and foreign environmental and workers’ health and safety laws and regulations concerning, among other things, water and air discharges, noise pollution, solid and hazardous waste generation, management and disposal, remediation of releases of hazardous materials, employee health and safety, and engine fuel economy and emissions from the vehicles we manufacture. Environmental, health and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. We are required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. Our failure to comply with such laws, regulations, permits and approvals could subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could have a material adverse effect on our business, financial condition and operating results.

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

We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as having potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act. We have implemented safeguards and policies to discourage these practices by our employees, dealers and agents.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against us and certain of our officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The federal and state courts each consolidated multiple separate actions pending before them. The actions allege certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. A related consolidated purported derivative action is also pending in federal court, premised on allegations similar to those asserted in the consolidated federal securities litigation. See “Item 3. Legal Proceedings.”

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

Risks Relating to Our Largest Shareholder

AIP is party to the Shareholders Agreement (as defined below) and has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

As of October 31, 2021, AIP owned 27,562,505 shares of our common stock, which represents 42.7% of our total outstanding shares of common stock. AIP is also party to an amended and restated shareholders agreement (the “Shareholders Agreement”) that, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. For a discussion of the Shareholders Agreement, see “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.”

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

RTCs & Aftermarket Parts Warehouses	Approximate Square Feet	Segment	Owned or Leased
Ocala, Florida	63,000	Fire & Emergency	Owned
Little Ferry, New Jersey	22,000	Fire & Emergency	Leased
Fort Lauderdale, Florida	15,000	Fire & Emergency	Leased
Riverside, California	18,000	Fire & Emergency	Leased
San Francisco, California	3,000	Fire & Emergency	Leased
Tallahassee, Florida	3,000	Fire & Emergency	Leased
Pipersville, Pennsylvania	12,500	Fire & Emergency	Leased
Decatur, Indiana	85,000	Recreation	Owned
Coburg, Oregon	36,000	Recreation	Leased
Jefferson, North Carolina	92,000	Aftermarket parts warehouse	Owned
Decatur, Indiana	90,000	Aftermarket parts warehouse	Owned
Total	439,500

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Ocala, Florida	524,000	E-ONE	Owned/Leased
Hamburg, New York	87,000	E-ONE	Leased
Nesquehoning, Pennsylvania	629,000	KME	Owned
Roanoke, Virginia	60,000	KME	Owned
Holden, Louisiana	232,000	Ferrara Fire Apparatus	Owned
Charlotte, Michigan	283,000	Spartan Emergency Response	Owned
Brandon, South Dakota	88,000	Spartan Emergency Response	Owned/Leased
Ephrata, Pennsylvania	60,000	Ladder Tower	Owned/Leased
Snyder, Nebraska	400,000	Smeal	Owned
Winter Park, Florida	223,000	Wheeled Coach, Road Rescue	Owned
Columbus, Ohio	240,000	Horton Emergency Vehicles	Owned/Leased
South ElMonte, California	34,000	Leader Emergency Vehicles	Leased
Jefferson, North Carolina	257,000	American Emergency Vehicles	Owned/Leased
South Hutchinson, Kansas	262,000	Collins Bus	Owned
Riverside, California	227,000	ENC	Owned
Longview, Texas	155,000	Capacity of Texas and Lay-Mor	Owned
Decatur, Indiana	830,000	Fleetwood RV, American Coach, Holiday Rambler	Owned
Decatur, Indiana	254,000	Goldshield	Owned
Elkhart, Indiana	189,000	Midwest Automotive Division	Owned/Leased
Bristol, Indiana	200,000	Renegade RV	Leased
Lancaster, California	220,000	Lance Camper / Avery Transportation	Leased
Total	5,454,000

Item 3. Legal Proceedings.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also names certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions have alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The consolidated state action is currently stayed in favor of the consolidated federal action. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval. The settlement payment is being fully covered by the Company's insurers. The settlement payment and the related insurance proceeds are recorded in other current liabilities and other current assets, respectively, in the Company’s Consolidated Balance Sheets as of October 31, 2021. On August 24, 2021, the court preliminarily approved the settlement. Notice was then given to the classes certified for settlement, and the court entered a judgment approving the settlement on December 9, 2021.

Two purported derivative actions, which have since been consolidated, were also filed in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The parties to the consolidated derivative actions reached a settlement in principle on all issues other than plaintiffs’ counsel’s attorneys’ fees on or about February 17, 2021, and an agreement with respect to plaintiffs’ counsel’s attorneys’ fees on or about November 3, 2021. The parties plan to submit the derivative settlement for court approval shortly. Additional lawsuits may be filed and, at this time, should the settlements referenced above not become final, the Company is unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits, or any potential effect that it may have on the Company or its operations.

The Company is also subject to certain other legal proceedings that arise in the ordinary course of business. Although the final results of all such other matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock began trading on the New York Stock Exchange on January 27, 2017, under the trading symbol “REVG.” Prior to this listing, no public market existed for our common stock.

As of December 13, 2021, there were approximately 106 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal year 2021 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
August 1 - August 31	—	—	—	$—
September 1 - September 30	—	—	—	$150.0
October 1 - October 31	250,000	$15.45	250,000	$146.1
Total	250,000		250,000
(1)

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock, effective immediately. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During fiscal year 2021, the Company repurchased 250,000 shares under this repurchase program at a total cost of $3.9 million at an average price of $15.45.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During fiscal year 2021, the Company paid cash dividends of $6.6 million. Our ability to pay dividends is dependent on our ABL loan and board of directors approval. See “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between January 27, 2017 and October 31, 2021, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the S&P 500, Russell 2000 and S&P Small Cap 600.

“Other Peers” represents an equally-weighted index comprised of OSK, BLBD, SPAR, & FSS.

“RV Peers” represents an equally-weighted index comprised of THO and WGO.

Item 6. Reserved

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

Overview

REV Group companies are leading designers, manufacturers, and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States and Canada, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first, second or third market share position and approximately 88% of our net sales during fiscal year 2021 came from products where we believe we hold such share positions.

Segments

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”)Ferrara, and Spartan Emergency Response (“Spartan ER”) which consists of Spartan Emergency Response, Smeal, and Ladder Tower brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

Our Recreation vehicles dealer network was significantly impacted by the pandemic and many of them closed temporarily before reopening in the third quarter of fiscal year 2020 when consumer demand for recreation vehicles began to accelerate due to an increase in consumer preference to vacation in a safe and socially distant manner. As of October 31, 2021 and 2020, backlog levels were significantly higher than the same period in the prior years, respectively.

As the global economy continues to recover from COVID-19 related disruption, labor and significant supply chain challenges, such as shortages in semiconductors, subcomponents and increased prices of raw materials, such as steel and aluminum, have impacted operations of companies on a global scale. Such supply chain disruptions during the fiscal year 2021 impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and take measures to mitigate the associated risks.

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

Results of Operations

The following table compares results for fiscal years 2021, 2020 and 2019

	Fiscal Year Ended
(in millions except per share data)	October 31, 2021	October 31, 2020	October 31, 2019
Net sales	$2,380.8	$2,277.6	$2,403.7
Gross profit	291.0	228.1	251.8
Selling, general and administrative	189.0	204.9	199.3
Restructuring	2.5	9.9	5.7
Impairment charges	1.5	12.1	8.9
Loss on early extinguishment of debt	1.4	—	—
Loss on sale of business	2.8	11.1	—
Loss on investment in China JV	6.2	—	—
Loss (gain) on acquisition of business	0.4	(8.6)	—
Provision (benefit) for income taxes	11.3	(15.6)	(3.5)
Net income (loss)	44.4	(30.5)	(12.3)

Net income (loss) per common share
Basic	$0.70	$(0.48)	$(0.20)
Diluted	$0.69	$(0.48)	$(0.20)
Dividends declared per common share	$0.10	$0.10	$0.20

Adjusted EBITDA	$141.5	$67.5	$102.1
Adjusted Net Income	$76.9	$9.5	$30.0

Net Sales	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Net sales	$2,380.8	4.5%	$2,277.6	-5.2%	$2,403.7

Net Sales: Consolidated net sales increased $103.2 million in fiscal year 2021 primarily due to increased Recreation segment net sales and the acquisition of Spartan Emergency Response (“Spartan ER”) in February of 2020, partially offset by a decrease in organic net sales in the Fire & Emergency (“F&E”) segment and a decrease in net sales in the Commercial segment, the latter of which, related to the divesture of two shuttle bus businesses in May of fiscal year 2020. The increase in Recreation segment net sales compared to fiscal year 2020 was primarily the result of increased wholesale shipments across all categories related to increased retail demand as outdoor activities increased in popularity emerging from COVID-19. The decline in F&E organic net sales compared to fiscal year 2020 was primarily the result of a decrease in fire truck and ambulance shipments in the second half of fiscal year 2021 related to supply chain, chassis and labor constraints that limited vehicle production, partially offset by strong price realization and favorable mix.

Consolidated net sales decreased $126.1 million in fiscal year 2020 primarily due to the divesture of two shuttle bus businesses and a decrease in organic net sales in the F&E, Commercial and Recreation segments partially offset by the acquisition of Spartan ER. The decline in F&E organic net sales compared to fiscal year 2019 was primarily the result of a decrease in fire truck and ambulance shipments partially offset by increased price and mix within the Fire division. The decrease in Commercial segment net sales for fiscal year 2020 compared to fiscal year 2019 was primarily the result of decreased school bus shipments as districts and contractors deferred purchases due to COVID-19 related school closures, as well as a significant decline in sales of terminal trucks and street sweepers that were in line with overall end market demand. The decrease in Recreation segment net sales for fiscal year 2020 compared to fiscal year 2019 was primarily due to manufacturing shutdowns and stay-at-home orders related to COVID-19 within the second quarter of fiscal year 2020.

Gross Profit	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Gross profit	$291.0	27.6%	$228.1	-9.4%	$251.8
% of net sales	12.2%		10.0%		10.5%

Gross Profit: Consolidated gross profit increased $62.9 million in fiscal year 2021 primarily due to increased gross profit in the F&E and Recreation segments partially offset by decreased gross profit in the Commercial segment. The increase in gross profit in the F&E segment was primarily the result of increased efficiencies resulting from operational improvement initiatives and strong price realization, partially offset by lower production volumes and inefficiencies related to supply chain, chassis and labor constraints. The increase in gross profit in the Recreation segment was primarily the result of higher shipments and efficiencies related to increased production volumes and strong price realization related to lower discounts and sales allowances. The decrease in gross profit in the Commercial segment was primarily the result of lower production volumes of municipal transit buses, as well as Type A school buses related to chassis constraints, and an unfavorable mix due to increased contribution of terminal trucks and street sweepers unit sales, partially offset by the sale of the two shuttle bus businesses in May of fiscal year 2020.

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

Selling, General and Administrative	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Selling, general and administrative	$189.0	-7.8%	$204.9	2.8%	$199.3

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $15.9 million in fiscal year 2021 primarily due to reduced corporate SG&A expense related to certain restructuring activities and the divestiture of two shuttle bus businesses in May of fiscal year 2020, partially offset by the acquisition of Spartan ER, the return of certain travel and trade show related costs that were reduced in fiscal year 2020 due to COVID-19, and an increase in incentive compensation in fiscal year 2021.

Consolidated SG&A costs increased $5.6 million in fiscal year 2020 primarily due to the Spartan ER acquisition partially offset by reduced discretionary spending as well as travel and trade show related costs and the divestiture of two shuttle bus businesses in May of fiscal year 2020.

Restructuring	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Restructuring	$2.5	-74.7%	$9.9	73.7%	$5.7

Restructuring: Consolidated restructuring costs decreased $7.4 million in fiscal year 2021. Restructuring costs of $2.5 million resulted from the announced closure of certain production operations within the F&E segment and corporate related charges.

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

Impairment Charges	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Impairment charges	$1.5	-87.6%	$12.1	36.0%	$8.9

Impairment charges: Impairment charges for fiscal year 2021 were related to the certain buildings within the F&E segment where the Company announced the closure of productions operations.

Impairment charges for fiscal year 2020 were related to the liquidation of the Company’s rental fleet, certain fixed assets associated with the decentralization of the Company’s aftermarket parts business and the value of trade names associated with sunset of certain ambulance brands.

Impairment charges for fiscal year 2019 were primarily related to assets held for sale and other assets which were liquidated during the year.

Loss on Early Extinguishment of Debt	Fiscal Year Ended
($ in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Loss on early extinguishment of debt	$1.4	n/m	$—	n/m	$—

Loss on Early Extinguishment of Debt: Reflects losses in fiscal year 2021 recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

Loss on sale of business	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Loss on sale of business	$2.8	-74.8%	$11.1	n/m	$—

Loss on sale of Business: In the fourth quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we completed the sale of our REV Brazil business for $2.0 million cash plus $2.0 million cash to be received over the subsequent two years. As a result, a loss of $2.8 million was recorded during the fiscal year ended 2021. Refer to Note 7, Divestitures to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In the third quarter of fiscal year 2020, we completed the sale of our shuttle bus businesses for $50.5 million in cash. As a result, we recorded a loss on sale of $11.1 million during fiscal year ended 2020. Refer to Note 7, Divestitures to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Loss on investment in China JV	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Loss on investment in China JV	$6.2	n/m	$—	n/m	$—

Loss on investment in China JV: In the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million, which represents the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively.

Loss (gain) on acquisition of business	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Loss (gain) on acquisition of business	$0.4	-104.7%	$(8.6)	n/m	$—

Loss (gain) on acquisition of business: During the first quarter of fiscal year 2021, purchase price allocation of the Spartan ER acquisition was updated to reflect immaterial measurement period adjustments made to inventories, warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million. Refer to Note 3, Acquisition, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

During the second quarter of fiscal year 2020, we acquired Spartan ER for $47.3 million. We recorded the preliminary purchase accounting, which resulted in a gain on acquisition of $8.6 million. Refer to Note 3, Acquisition, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Provision (benefit) for Income Taxes	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Provision (benefit) for income taxes	$11.3	-172.4%	$(15.6)	345.7%	$(3.5)

Provision (benefit) for income taxes: Consolidated income tax provision was $11.3 million or 20.3% of pretax income and benefit of $15.6 million or 33.8% of pretax loss for fiscal years 2021 and 2020, respectively. Tax provision for fiscal year 2021 was favorably impacted by tax benefits related to net operating loss carrybacks allowable under the CARES Act of $4.2 million. Tax expense was unfavorably impacted by the valuation allowances related to the loss on our China JV of $1.3 million.

Results for fiscal year 2020 were favorably impacted by tax benefits related to loss carryback allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER, for $3.5 million and $2.2 million, respectively.

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

Net income (loss)	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Net income (loss)	$44.4	-245.6%	$(30.5)	148.0%	$(12.3)

Net income (loss): Consolidated net income increased $74.9 million in fiscal year 2021 primarily due to increased gross profit described above plus lower restructuring and restructuring related charges, lower losses related to sale of business, and lower interest expense, partially offset by higher provision for income tax and loss on investments.

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

Adjusted EBITDA	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Adjusted EBITDA	$141.5	109.6%	$67.5	-33.9%	$102.1

Consolidated Adjusted EBITDA increased $74.0 million in fiscal year 2021 due to higher Adjusted EBITDA in the F&E and Recreation segments, partially offset by lower Adjusted EBITDA in the Commercial segment.

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

Adjusted Net Income	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Adjusted Net Income	$76.9	709.5%	$9.5	-68.3%	$30.0

Refer to the “Adjusted EBITDA and Adjusted Net Income” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a reconciliation of Net Income (Loss) to Adjusted Net Income tables and related footnotes.

Fire & Emergency Segment

	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Net sales	$1,135.1	0.3%	$1,132.0	17.0%	$967.9
Adjusted EBITDA	57.7	44.6%	39.9	-7.6%	43.2
Adjusted EBITDA % of net sales	5.1%		3.5%		4.5%

Net Sales. F&E segment net sales increased $3.1 million in fiscal year 2021, primarily due to the acquisition of Spartan ER in February of 2020. Excluding the impact of Spartan ER, F&E net sales decreased by $46.4 million, or 5.0% compared to the prior year period. The decrease in organic net sales was primarily related to lower shipments of fire trucks and ambulance units in the second half of fiscal year 2021 related to supply chain, chassis and labor constraints, partially offset by strong price realization and favorable mix.

F&E segment net sales increased $164.1 million in fiscal year 2020. Excluding the impact of Spartan ER, F&E net sales decreased by $48.3 million, or 5.0% compared to the prior year period. The decrease in sales was primarily related to lower shipments of fire trucks from two other plants and lower shipments of ambulance units due to lingering COVID-19 related supply chain disruptions and the timing of deliveries partially offset by increased throughput and improved mix at a primary fire plant.

Adjusted EBITDA. F&E segment Adjusted EBITDA increased $17.8 million in fiscal year 2021. Excluding the impact of Spartan ER, F&E Adjusted EBITDA increased by $17.6 million, or 64.9% compared to the prior year period. The increase in profitability was primarily related to increased efficiencies related to productivity improvement initiatives at the largest fire and largest ambulance plants, partially offset by inefficiencies related to supply chain, chassis and labor constraints, primarily in the second half of fiscal year 2021.

F&E segment Adjusted EBITDA decreased $3.3 million in fiscal year 2020. Spartan ER contributed $12.8 million of Adjusted EBITDA during fiscal year 2020. Excluding the impact of Spartan ER, F&E Adjusted EBITDA decreased by $16.1 million, or 37.3%

compared to the prior year period. The decrease in profitability was primarily related to inefficiencies at two fire plants and delayed deliveries of ambulance units due to absenteeism and supply chain disruptions related to COVID-19, partially offset by increased throughput at a large fire plant.

Commercial Segment

	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Net sales	$387.3	-20.1%	$484.8	-32.7%	$720.0
Adjusted EBITDA	31.0	-10.1%	34.5	-38.4%	56.0
Adjusted EBITDA % of net sales	8.0%		7.1%		7.8%

Net Sales. Commercial segment net sales decreased $97.5 million in fiscal year 2021 primarily due to a reduction in net sales associated with the disposition of two shuttle bus businesses in May of fiscal year 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $3.9 million, or 1.0% compared to the prior fiscal year. The decrease in net sales was primarily due to lower shipments of Type A school buses related to the suspension of normal production activities in fourth quarter fiscal 2021 due to limited chassis availability and lower shipments of municipal transit buses, partially offset by increased shipments of terminal trucks and street sweepers.

Commercial segment net sales decreased $235.2 million in fiscal year 2020 primarily due to a reduction in net sales associated with the disposition of two shuttle bus businesses in May of fiscal year 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $100.5 million, or 20.6% compared to the prior year. The decrease in net sales was primarily due to lower demand and related shipments of Type A school buses due to uncertainty surrounding school attendance policies, lower shipments of street sweepers related to reduced capital budgets at large customers and lower shipments of terminal trucks.

Adjusted EBITDA. Commercial segment Adjusted EBITDA decreased $3.5 million in fiscal year 2021. The decrease in Adjusted EBITDA compared to the prior year was primarily due to lower production volumes and shipments of school buses, inefficiencies related to the suspension of production activities mentioned above, and lower shipments of municipal transit buses, partially offset by increased production volumes and shipments of terminal trucks and street sweepers.

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

Recreation Segment

	Fiscal Year Ended
(in millions)	October 31, 2021	Change	October 31, 2020	Change	October 31, 2019
Net sales	$858.5	30.5%	$657.8	-8.2%	$716.3
Adjusted EBITDA	86.0	124.0%	38.4	-17.9%	46.8
Adjusted EBITDA % of net sales	10.0%		5.8%		6.5%

Net Sales. Recreation segment net sales increased $200.7 million in fiscal year 2021 primarily due to increased wholesale shipments across all categories related to increased retail demand as outdoor activities increased in popularity emerging from COVID-19 as well as increased pricing and lower discounts and sales allowances.

Recreation segment net sales decreased $58.5 million in fiscal year 2020 primarily due to manufacturing shutdowns and Stay-At-Home orders related to COVID-19 within the second quarter of fiscal year 2020.

Adjusted EBITDA. Recreation segment Adjusted EBITDA increased $47.6 million primarily due to increased production volumes and shipments, strong price realization, and lower discounts and sales allowances, partially offset by inefficiencies related to supply chain disruption and labor constraints.

Recreation segment Adjusted EBITDA decreased $8.4 million primarily due to lower shipments across most product categories due to temporary manufacturing shutdowns of all Recreation businesses during the second quarter of fiscal year 2020 and lingering supply chain disruptions through the remainder of the year.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	October 31, 2021	October 31, 2020	$	%
Fire & Emergency	$1,498.6	$965.8	$532.8	55.2%
Commercial	394.7	273.8	120.9	44.2%
Recreation	1,234.5	538.9	695.6	129.1%
Total Backlog	$3,127.8	$1,778.5	$1,349.3	75.9%

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twenty-four months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

At the end of fiscal year 2021, our backlog was $3,127.8 million, compared to $1,778.5 million at the end of fiscal year 2020. The increase in total backlog was due to increased F&E, Commercial, and Recreation segment backlogs. The increase in F&E segment backlog was primarily due to the result of strong demand and orders for fire apparatus and ambulance units. The increase in Commercial segment backlog was primarily the result of increased orders for Type A school buses, terminal trucks and street sweepers, partially offset by production against a large order within the municipal transit backlog. The increase in Recreation segment backlog was primarily the result of increased orders across all product categories.

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

Cash Flow

The following table shows summary cash flows for fiscal years 2021, 2020 and 2019:

	Fiscal Years Ended
(in millions)	October 31, 2021	October 31, 2020	October 31, 2019
Net cash provided by operating activities	$158.3	$55.7	$52.5
Net cash (used in) provided by investing activities	(10.2)	1.7	0.2
Net cash used in financing activities	(146.2)	(49.3)	(61.3)
Net increase (decrease) in cash and cash equivalents	$1.9	$8.1	$(8.6)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal year 2021 was $158.3 million, compared to $55.7 million for fiscal year 2020. The increase in positive cash generation from operating activities for fiscal year 2021 compared to the prior year was related to the increase in net income and improved net working capital efficiency, specifically related to inventory and customer advances.

Net cash provided by operating activities for fiscal year 2020 was $55.7 million, compared to $52.5 million for fiscal year 2019. The increase in positive cash generation from operating activities for fiscal year 2020 compared to the prior year was related to improved net working capital efficiency, specifically related to receivables and inventory.

Net Cash (Used in) Provided by Investing Activities

Net cash used by investing activities for fiscal year 2021 was $10.2 million, compared to $1.7 million cash provided by investing activities for fiscal year 2020. The increase in net cash used by investing activities was primarily due to increased investment of PPE partially offset by proceeds from the sale of assets.

Net cash provided by investing activities for fiscal year 2020 was $1.7 million, compared to $0.2 million for fiscal year 2019. The increase in net cash provided by investing activities was primarily due to cash proceeds from the sale of shuttle bus, partially offset by cash used to purchase Spartan ER, and reductions in proceeds from asset sales and capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for fiscal year 2021 was $146.2 million, compared to $49.3 million for fiscal year 2020. The increase in cash used was primarily due to the net proceeds from our 2021 ABL Facility offset by the use of those proceeds to repay the 2017 ABL Facility and Term Loan, payments for debt issuance costs, share repurchases and payments for dividends.

Net cash used in financing activities for fiscal year 2020 was $49.3 million, compared to $61.3 million for fiscal year 2019. The decrease in cash used was primarily due to no stock repurchases in fiscal year 2020 and a reduction in dividends paid. The net cash used in fiscal year 2020 was primarily to repay debt and pay dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. We announced the suspension of our quarterly dividend beginning the second quarter of fiscal year 2020. In the year ended October 31, 2020 we paid cash dividends of $9.5 million.

On June 3, 2021, our Board of Directors reinstated a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, and declared the regular dividend for the three months ended April 30, 2021 and July 31, 2021, payable on July 15, 2021 and October 15, 2021, to shareholders of record on June 30, 2021 and September 30, 2021, respectively. During the fiscal year 2021, we paid cash dividends of $6.6 million.

Stock Repurchase Program

During fiscal year 2018, the Company’s Board of Directors authorized up to $100.0 million of repurchases of the Company’s issued and outstanding common stock. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during fiscal year 2020 and the program expired on September 4, 2020.

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock, effective immediately. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During fiscal year 2021, the Company repurchased 250,000 shares under this repurchase program at a total cost of $3.9 million at an average price of $15.45.

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Consolidated Statement of Operations and Comprehensive Income (loss) for the twelve months ended October 31, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Consolidated Balance Sheets.

The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 1.75% as of October 31, 2021.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of October 31, 2021. As of October 31, 2021, the Company’s availability under the 2021 ABL Facility was $290.0 million.

The fair value of the 2021 ABL Facility approximated book value on October 31, 2021.

April 2017 ABL Facility

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

Refer to Note 11, Long-Term Debt, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Subsequent Events

The Company evaluated subsequent events through December 15, 2021, the date on which the financial statements were available to be issued. Other than the items noted below, no other events were identified.

Quarterly Dividend

On December 9, 2021, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on January 14, 2022 to shareholders of record on December 31, 2021.

Contractual Obligations

Significant contractual commitments at October 31, 2021 are expected to affect our cash flows in future periods as set forth in the table below.

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Debt(a)	$—	$—	$—	$—	$215.0	$—	$215.0
Interest(b)	3.8	3.8	3.8	3.8	1.9	—	17.1
Operating leases	7.7	5.0	2.9	1.5	0.7	4.8	22.6
Purchasing obligations(c)	7.2	7.2	1.6	—	—	—	16.0
Total commitments(d)	$18.7	$16.0	$8.3	$5.3	$217.6	$4.8	$270.7

(a)	Includes estimated principal payments due under our the 2021 ABL Facility as of October 31, 2021.
(b)	Based on interest rates in effect as of October 31, 2021.

(c)	Includes obligations under non-cancellable purchase orders for raw materials and chassis as of October 31, 2021.
(d)

Unrecognized tax benefits totaling $3.6 million as of October 31, 2021, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 17, Income Taxes, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for disclosures regarding uncertain income tax positions under ASC Topic 740.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense, loss on early extinguishment of debt and provision for income taxes, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as net income, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance.

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

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, loss on early extinguishment of debt, income taxes and other items as described below. Stock-based compensation expense and sponsor expense reimbursement is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2021	October 31, 2020	October 31, 2019
Net income (loss)	$44.4	$(30.5)	$(12.3)
Depreciation and amortization	32.0	40.2	45.4
Interest expense, net	17.3	25.7	32.4
Loss on early extinguishment of debt	1.4	—	—
Provision (benefit) for income taxes	11.3	(15.6)	(3.5)
EBITDA	106.4	19.8	62.0
Transaction expenses(a)	3.2	3.3	1.0
Sponsor expense reimbursement(b)	0.4	0.5	1.4
Restructuring (c)	2.5	9.9	5.7
Restructuring related charges(d)	0.3	10.5	—
Impairment charges(e)	1.5	12.1	8.9
Stock-based compensation expense(f)	7.8	7.8	7.2
Legal matters(g)	4.0	1.8	7.7
Net loss on sale of business and assets(h)	7.9	11.1	—
Loss (gain) on acquisition of business(i)	0.4	(8.6)	—
Other items (j)	6.1	—	—
Losses (earnings) attributable to assets held for sale(k)	1.0	(0.8)	4.7
Deferred purchase price payment(l)	—	0.1	3.5
Adjusted EBITDA	$141.5	$67.5	$102.1

The following table reconciles Net Income (loss) to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2021	October 31, 2020	October 31, 2019
Net income (loss)	$44.4	$(30.5)	$(12.3)
Amortization of intangible assets	9.8	13.3	17.4
Transaction expenses(a)	3.2	3.3	1.0
Sponsor expense reimbursement(b)	0.4	0.5	1.4
Restructuring (c)	2.5	9.9	5.7
Restructuring related charges(d)	0.3	10.5	—
Impairment charges(e)	1.5	12.1	8.9
Stock-based compensation expense(f)	7.8	7.8	7.2
Legal matters(g)	4.0	1.8	7.7
Net Loss on sale of business and assets(h)	7.9	11.1	—
Loss (gain) on acquisition of business(i)	0.4	(8.6)	—
Other Items(j)	6.1	—	—
Losses (earnings) attributable to assets held for sale(k)	1.0	(0.8)	4.7
Deferred purchase price payment(l)	—	0.1	3.5
Loss on early extinguishment of debt(m)	1.4	—	—
Impact of tax rate change(n)	(4.2)	(3.5)	—
Income tax effect of adjustments(o)	(9.6)	(17.5)	(15.2)
Adjusted Net Income	$76.9	$9.5	$30.0

(a)	Reflects costs incurred in connection with business acquisitions, dispositions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)

Restructuring costs for fiscal year 2021 incurred in connection with the announced closure of certain facilities within the F&E segment and termination and severance costs incurred within the corporate segment.

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

(e)	Reflects impairment charges associated with the closing of certain facilities within the F&E segment for fiscal year 2021.

Reflects impairment charges associated with the liquidation of all rental vehicles, sunset of certain ambulance brands and decentralization of the Company’s aftermarket parts business.

Refer to Note 8, Restructuring and Impairments, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(f)	Reflects expenses associated with the vesting of equity awards and award modifications.
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

(h)

Reflects losses related to the sale of REV Brazil of $2.8 million, and the loss recognized on the Company’s investment in its China JV of $6.2 million, offset by a $1.1 million gain related to the sale of land within the F&E segment for fiscal year 2021, and the losses related to the sale of our shuttle bus businesses for fiscal year 2020. Refer to Note 7, Divestitures, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(i)	Reflects gain cumulative on acquisition of Spartan ER. Refer to Note 3, Acquisitions, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(j)

Reflects one-time costs including (i) a recall campaign announced on Spartan apparatus that were designed pre-acquisition for which the company is seeking legal indemnification of the losses incurred of $1.3 million; (ii) cumulative costs related to workers compensation liabilities of $4.2 million; (iii) other costs that management does not believe to be recurring in nature of $0.6 million.

(k)	Adjusted EBITDA attributable to businesses that were classified as held for sale during the respective period.
(l)

Reflects the expense associated with the deferred purchase price payments to sellers of Lance. The Company paid $5.0 million during the second quarter of fiscal year 2020 to fully settle the deferred liability.

(m)

Reflects losses recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

(n)

Reflects the impact of net operating loss carrybacks as a result of the CARES Act. Refer to Note 17, Income Taxes, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(o)	Income tax effect of adjustments using a 26.5% effective income tax rate for fiscal years 2021, 2020 and 2019, except for certain items with differing tax treatments.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures and capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts. See Note 18, Commitments and Contingencies, to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Inventories

Inventories are stated at the lower of aggregate cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. If inventory costs exceed expected net realizable value due to obsolescence or quantities on hand are in excess of expected demand, the Company records reserves for the difference between the cost and the expected net realizable value. These reserves are recorded based on various factors, including recent sales history and sales forecasts, industry market conditions, vehicle model changes and general economic conditions. The Company evaluates these reserves multiple times during the year and makes adjustments as necessary based on the factors observed above.

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

Under the market approach, the Company utilizes multiples of revenue and earnings from other publicly traded companies with comparable operations, to determine the fair value of the reporting unit.

If the fair value of any reporting unit, as calculated using the income approach and weighted as necessary to the market approach, when applicable, is less than its carrying value, an impairment charge is recorded for any excess of the reporting unit’s carrying value over it’s fair value, not to exceed the carrying amount of goodwill of that reporting unit.

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

During the fiscal year 2021, the Company performed its annual goodwill test using both a quantitative and qualitative approach and did not identify and goodwill impairments and did not identify any reporting units at risk of failing the goodwill impairment test. The goodwill balances at the F&E segment are $88.6 million, Commercial segment of $26.2 million and Recreation segment of $42.5 million.

During the fiscal year 2021, the Company performed its annual indefinite-lived trade name intangibles and did not identify any impairment and the intangibles were all in considerably in excess of their carrying value.

Warranty

Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s best estimate of the expected future cost of honoring our obligations under our limited warranty plans. The costs of fulfilling our warranty obligations principally involve replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. Our estimates are based on historical experience, the number of units involved and the cost per claim. A significant increase in replacement parts, labor and travel could have a material adverse impact on our operating results. If our reserve were to change by 5%, it would not have a material impact on our net income for the year ended October 31, 2021. Also, each quarter we review actual warranty claims to determine if there are systemic effects that would require a field retrofit or recall campaign.

Recent Accounting Pronouncements

Refer to Note 2 to our 2021 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk based on fluctuations in interest rates and certain commodity market prices for key raw material inputs. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2021, we had $215.0 million of principal outstanding under our 2021 ABL Facility at an average rate of 1.75% per annum. On an annualized basis, a 100-basis point increase in our floating interest rates under the 2021 ABL Facility would have increased interest expense by $1.8 million. A similar 100-basis point decrease in our floating interest rates would have decreased interest expense by $0.0 million. Both scenarios are affected from rate floor provisions in our credit facility agreement.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Currently, purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. Moving forward, we will be including Raw Material Index movement protocols into supplier pricing agreements where appropriate. We are typically unable to pass along increased costs due to economic fluctuations to our customers. In fiscal year 2021, steel and aluminum raw material inflation resulted in significant increases and surcharges from our suppliers and increased lead-times associated with our raw materials. We rarely use commodity financial instruments to hedge commodity prices. We will alternatively fix our prices for certain materials over an agreed upon amount of time between three months to 24 months through contracts with our vendors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and its subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 15, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matters

Valuation of Reporting Units for Goodwill Impairment Testing

As described in Notes 2 and 9 to the consolidated financial statements, as of October 31, 2021, the Company’s consolidated goodwill balance was $157.3 million. The Company tests for impairment of goodwill annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate a potential impairment. To evaluate goodwill for potential impairment, management first assesses qualitatively whether it is necessary to perform a quantitative test. For certain reporting units, management determined that a quantitative test was appropriate. The Company determines the fair value of these reporting units using a combination of the income and the market approach with a reconciliation to the market capitalization of the Company. To quantitatively measure goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit management makes significant estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and comparable market data.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units, we identified management’s assumptions related to revenue growth rates, projected operating margins, discount rates and comparable market data utilized in the valuation of the reporting units quantitatively tested for goodwill impairment as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to revenue growth rates, projected operating margins, discount rates and comparable market data included the following, among others:

•

We obtained an understanding of the relevant controls related to the valuation of the Company’s reporting units and tested such controls for design and operating effectiveness, including management review controls related to revenue growth rates, projected operating margins and the selection of an appropriate discount rate and comparable market data.

•	We evaluated the appropriateness of the market and income approaches as well as the weight assigned to each approach.
•

We evaluated the reasonableness of management’s assumptions related to revenue growth rates and projected operating income by comparing to (1) historical results, (2) external market and industry data and (3) evidence obtained in other areas of the audit.

•

With the assistance of our fair value specialist, we evaluated the appropriateness of valuation models, the reasonableness of the discount rates utilized in the income approach, and the reasonableness of management’s selection of market data used in the market approach. We also tested the relevance and reliability of source information underlying the determination of the discount rate.

Valuation of Indefinite-lived Intangible Assets

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived trade names balance was $107.4 million as of October 31, 2021. Management conducts an impairment analysis annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. An impairment exists when the indefinite-lived trade names’ carrying value exceeds fair value. To evaluate indefinite-lived trade names for impairment, management first considers qualitative factors to determine whether it is more likely than not that impairment exists. For certain indefinite-lived trade names, the Company performed a quantitative test. The fair values of these trade names utilized in the quantitative tests are based on the prospective stream of hypothetical after-tax royalty cost savings discounted at rates of return appropriate for those assets. The assumptions used in management’s estimate which have the most significant effect on the estimated fair value of the Company’s tradenames are the projected revenue growth attributable to the trade names, royalty rates and discount rates.

Given the significant estimates and assumptions management makes to determine the fair value of trade names quantitatively tested for impairment, we identified management’s assumptions related to projected revenue growth, royalty rates and discount rates as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to the projected revenue growth, royalty rates and discount rates included the following, among others:

•

We obtained an understanding of the relevant controls related to estimating the fair value of trade names and tested such controls for design and operating effectiveness, including management review controls related to projected revenue growth attributable to the trade names, royalty rates and discount rates.

•

We evaluated the reasonableness of significant assumptions utilized by management, including projected revenue growth attributable to trade names, royalty rates and discount rate by comparing to (1) current and past performance of branded products, (2) external data and (3) evidence obtained in other areas of the audit.

•

With the assistance of our fair value specialist, we evaluated the reasonableness of the royalty rates and discount rates and tested the relevance and reliability of source information underlying the determination of such rates.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Milwaukee, Wisconsin

December 15, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.’s (the Company) internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 15, 2021, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Milwaukee, Wisconsin

December 15, 2021

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	October 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$13.3	$11.4
Accounts receivable, net	213.3	229.3
Inventories, net	481.7	537.2
Other current assets	52.7	34.1
Total current assets	761.0	812.0
Property, plant and equipment, net	157.6	168.4
Goodwill	157.3	157.3
Intangible assets, net	126.3	136.1
Right of use assets	19.1	23.2
Other long-term assets	17.0	15.3
Total assets	$1,238.3	$1,312.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1.7
Accounts payable	116.2	169.5
Customer advances	210.6	170.1
Accrued warranty	22.3	24.1
Short-term lease obligations	7.1	8.4
Other current liabilities	80.8	73.5
Total current liabilities	437.0	447.3
Long-term debt, less current maturities	215.0	340.5
Deferred income taxes	21.4	2.9
Long-term lease obligations	12.8	16.9
Other long-term liabilities	33.3	32.4
Total liabilities	719.5	840.0
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 64,584,291 and 63,403,326 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	502.1	496.1
Retained earnings (deficit)	16.7	(21.1)
Accumulated other comprehensive loss	(0.1)	(2.8)
Total shareholders' equity	518.8	472.3
Total liabilities and shareholders' equity	$1,238.3	$1,312.3

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Net sales	$2,380.8	$2,277.6	$2,403.7
Cost of sales	2,089.8	2,049.5	2,151.9
Gross profit	291.0	228.1	251.8
Operating expenses:
Selling, general and administrative	189.0	204.9	199.3
Research and development costs	4.4	5.8	4.8
Amortization of intangible assets	9.8	13.3	17.2
Restructuring	2.5	9.9	5.7
Impairment charges	1.5	12.1	8.9
Total operating expenses	207.2	246.0	235.9
Operating income (loss)	83.8	(17.9)	15.9
Interest expense, net	17.3	25.7	32.5
Loss on early extinguishment of debt	1.4	—	—
Loss on sale of business	2.8	11.1	—
Loss on investment in China JV	6.2	—	—
Loss (gain) on acquisition of business	0.4	(8.6)	—
Income (loss) before provision (benefit) for income taxes and non-controlling interest	55.7	(46.1)	(16.6)
Provision (benefit) for income taxes	11.3	(15.6)	(3.5)
Net income (loss) before non-controlling interest	44.4	(30.5)	(13.1)
Less: net loss attributable to non-controlling interest	—	—	(0.8)
Net income (loss)	$44.4	$(30.5)	$(12.3)

Other comprehensive income (loss), net of tax	0.3	(1.1)	(0.3)
Comprehensive income (loss)	$44.7	$(31.6)	$(12.6)

Net income (loss) per common share:
Basic	$0.70	$(0.48)	$(0.20)
Diluted	$0.69	$(0.48)	$(0.20)
Dividends declared per common share	$0.10	$0.10	$0.20

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$44.4	$(30.5)	$(13.1)
Adjustments to reconcile net income (loss) before non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	32.0	40.2	45.7
Amortization of debt issuance costs	2.0	2.5	2.0
Stock-based compensation expense	7.8	7.8	7.2
Deferred income taxes	1.1	(27.8)	(5.0)
Loss on early extinguishment of debt	1.4	—	—
Gain on sale of assets	(1.5)	(1.2)	(1.9)
Impairment charges	1.5	12.1	8.9
Loss on sale of business	2.8	11.1	—
Loss on investment in China JV	6.2	—	—
Loss (gain) on acquisition of business	0.4	(8.6)	—
Changes in operating assets and liabilities, net
Receivables, net	12.0	44.1	13.4
Inventories, net	52.8	27.1	(2.7)
Other current assets	(1.5)	(1.8)	(9.8)
Accounts payable	(49.7)	(36.7)	(17.2)
Accrued warranty	(0.6)	2.9	(8.6)
Customer advances	40.5	4.9	12.1
Other liabilities	9.7	7.7	24.6
Long-term assets	(3.0)	1.9	(3.1)
Net cash provided by operating activities	158.3	55.7	52.5
Cash flows from investing activities:
Purchase of property, plant and equipment	(24.7)	(13.5)	(20.8)
Purchase of rental and used vehicles	—	(3.3)	(3.0)
Proceeds from sale of assets	12.5	11.3	19.5
Proceeds from sale of businesses	2.0	54.5	4.5
Acquisition of businesses, net of cash acquired	—	(47.3)	—
Net cash (used in) provided by investing activities	(10.2)	1.7	0.2
Cash flows from financing activities:
Net proceeds (repayments) from borrowings on revolving credit	175.0	(35.1)	(90.0)
Net proceeds from borrowings of Term Loan	—	—	49.2
Repayment of long-term debt	(303.4)	(3.3)	(1.5)
Payment of dividends	(6.6)	(9.5)	(12.5)
Repurchase and retirement of common stock	(3.9)	—	(8.3)
Payment of debt issuance costs	(7.0)	(1.0)	(0.2)
Proceeds from exercise of common stock options	2.0	0.8	0.6
Other financing activities	(2.3)	(1.2)	1.4
Net cash used in financing activities	(146.2)	(49.3)	(61.3)
Net increase (decrease) in cash and cash equivalents	1.9	8.1	(8.6)
Cash and cash equivalents, beginning of year	11.4	3.3	11.9
Cash and cash equivalents, end of year	$13.3	$11.4	$3.3
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$14.8	$23.2	$30.3
Income taxes, net of refunds	$3.8	$5.5	$(9.1)

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)

	Common Stock			Additional Paid-in	Retained	Non- controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings (Deficit)	Interest	Loss	Equity
Balance, October 31, 2018	$0.1	62,683,808 Sh.		$492.1	$40.6	$1.0	$(1.4)	$532.4
Net loss					(12.3)			(12.3)
Net loss attributable to non-controlling interest						(0.8)		(0.8)
Other comprehensive loss, net of tax							(0.3)	(0.3)
Stock-based compensation expense				6.4				6.4
Exercise of common stock options	—	99,999 Sh.		0.6				0.6
Vesting of restricted stock, net of employee tax withholding	—	151,276 Sh.		—				-
Repurchase and retirement of common stock	—	(717,597 Sh.	)	(8.3)				(8.3)
Dividends declared on common stock					(12.5)			(12.5)
Balance, October 31, 2019	$0.1	62,217,486 Sh.		$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss					(30.5)			(30.5)
Sale of business						(0.2)		(0.2)
Other comprehensive loss, net of tax							(1.1)	(1.1)
Stock-based compensation expense				7.4				7.4
Exercise of common stock options	—	130,000 Sh.		0.8				0.8
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	1,055,840 Sh.		(1.2)				(1.2)
Reclassification of Liability Awards				(1.7)				(1.7)
Dividends declared on common stock					(6.4)			(6.4)
Balance, October 31, 2020	$0.1	63,403,326 Sh.		$496.1	$(21.1)	$—	$(2.8)	$472.3
Net Income					44.4			44.4
Sale of business							2.4	2.4
Other comprehensive income, net of tax							0.3	0.3
Stock-based compensation expense				7.8				7.8
Exercise of common stock options	—	221,900 Sh.		2.0				2.0
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	316,831 Sh.		(1.7)				(1.7)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	723,092 Sh.		(0.2)				(0.2)
Reclassification of Liability Awards	—	169,142 Sh.		2.0				2.0
Repurchase and retirement of common stock	—	(250,000 Sh.	)	(3.9)				(3.9)
Dividends declared on common stock					(6.6)			(6.6)
Balance, October 31, 2021	$0.1	64,584,291 Sh.		$502.1	$16.7	$—	$(0.1)	$518.8

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. (“REV” or “the Company”) companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services, serving a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial and Recreation. The Company’s Fire & Emergency business is conducted primarily under the following brands: E-One, Ferrara, KME, Spartan Emergency Response, Smeal, Ladder Tower, AEV, Horton, Leader, Road Rescue and Wheeled Coach. The Company’s Commercial business is conducted primarily under the following brands: Capacity, Collins Bus, ENC and Lay-Mor. The Company’s Recreation vehicle business is conducted primarily under the following brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade, Midwest and Lance.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 42.7% of REV Group’s voting equity as of October 31, 2021. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

In June 2021, the Company completed a secondary offering (the “June 2021 Secondary Offering”) in which 5,500,000 shares of common stock were sold by certain selling security holders to the public at a price of $15.50 per share. The underwriters were also granted an option, which they exercised in full, to purchase up to an additional 825,000 shares of common stock from the selling security holders. Upon completion of the June 2021 Secondary Offering, AIP ceased to beneficially own a majority of the Company’s common stock. As a result, the Company is no longer a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, and the Company no longer relies on exemptions from corporate governance requirements that are available to controlled companies. The Company did not receive any proceeds from the June 2021 Secondary Offering. The Company incurred approximately $0.4 million in offering costs during the year ended October 31, 2021, and these costs were included within selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Related Party Transactions: During fiscal years 2021, 2020 and 2019, the Company reimbursed its primary equity holder for expenses in the amount of $0.4 million, $0.5 million and $1.4 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain production facilities and offices for two of the Company’s subsidiaries are or were leased from certain members of management. Rent expense under these arrangements during fiscal years 2021, 2020 and 2019 totaled $0.1 million, $0.7 million and $1.9 million, respectively.

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

Fiscal Year: The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to fiscal years 2021, 2020 and 2019 relate to the fiscal years ended October 31, 2021, 2020 and 2019, respectively.

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

Assets acquired and liabilities assumed generally include tangible, working capital accounts, and intangible assets, and contingent assets and liabilities. When available, the estimated fair values of these assets and liabilities are determined based on observable inputs such as quoted market prices, information from comparable transactions, and the replacement cost of assets in the same condition or stage of usefulness (Level 1 and 2). If observable inputs are not available, unobservable inputs are used such as expected future cash flows or internally developed estimates of value (Level 3).

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of bank deposits and overnight sweep accounts. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

Under our cash management system, book overdraft balances may exist for our disbursement accounts, which represent uncleared checks in excess of cash balances in individual bank accounts. Such amounts are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of October 31, 2021 and October 31, 2020, the Company had net book overdrafts of $9.7 million and $12.9 million, respectively.

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. As of October 31, 2021 and October 31, 2020, the Company had $13.1 million and $11.1 million of uninsured cash balances in excess of Federal Depository Insurance Company limits, respectively.

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

Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Beginning balance	$1.8	$0.7	$1.3
Net recorded expense	1.3	1.3	0.2
Write-offs, net of recoveries/payments	(1.2)	(0.2)	(0.8)
Ending balance	$1.9	$1.8	$0.7

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, the majority of receivables are with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 16%, 14% and 16% of its net sales for fiscal years 2021, 2020 and 2019, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and Indefinite-lived intangible assets, consisting of tradenames, are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. When evaluating goodwill and indefinite-lived intangible assets are evaluated for impairment, we may first perform the qualitative assessment to determine if it is more likely than not that that an impairment indicator exists that determines the carrying value may not be recoverable. When the fair value of the reporting unit or tradename is less than its carrying value, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of the related asset, is recorded for the amount by which the carrying amount exceeds fair value.

As part of the annual test on both goodwill and indefinite-lived intangible assets, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

The Company performed its annual goodwill and indefinite lived intangible asset impairment analyses as of August 1, 2021.

Long-Lived Assets Including Definite-Lived Intangible Assets: Property, plant and equipment and intangible assets with definite lives are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by such assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the fair value exceed its carrying amount. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market value and third-party independent appraisals, as considered necessary.

Self-Insurance: The Company self-insures a portion of its workers' compensation and health insurance. Under these self-insurance plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use third party administrators and actuaries who use historical claims experience, state specific development factors and various state statutes to assist in the determination of the accrued liability balance. As the Company pays the claims, the reserve is released for incurred and reported claims.

Revenue Recognition: Substantially all of the Company’s revenue is recognized from contracts with customers with product shipment destinations in the United States and Canada. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. The transaction price excludes sales and usage-based taxes collected and certain “pass-through” amounts collected on behalf of third parties. The Company has elected to expense incremental costs to obtain a contract when the amortization period of the related asset is expected to be less than one year.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. During fiscal year 2021, the Company recognized $138.4  million of revenue that was included in the customer advances balance of $170.1 million as of October 31, 2020. During fiscal year 2020, the Company recognized $106.7 million of revenue that was included in the customer advances balance of $129.9 million as of October 31, 2019. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

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

The Company includes interest and penalties related to income tax liabilities in the provision (benefit) for income taxes in the Company’s consolidated statements of income. Liabilities for income taxes payable, accrued interest and penalties that are due within one year of the balance sheet date are included in other current liabilities.

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

Accounting Pronouncements - To Be Adopted

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

Note 3. Acquisitions

 Spartan Emergency Response

On February 1, 2020, the Company acquired substantially all of the assets and liabilities of Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from The Shyft Group (NASDAQ: SHYF). Spartan ER is reported as part of the Fire & Emergency segment. The acquisition increases the Company’s market share in several key product categories and provides access to several large new municipalities and regional markets. The initial purchase price for Spartan ER was $54.8 million of cash, which was funded through the Company’s 2017 ABL credit facility. The preliminary purchase price allocation, which was based on a $54.8 million purchase price, resulted in a gain of $11.9 million, which is included in the Company’s Consolidated Statement of Operations and Comprehensive Income (loss) for the year ended October 31, 2020.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed for Spartan ER:
Assets:
Accounts receivable, net	$22.9
Inventories, net	83.2
Other current assets	0.7
Property, plant and equipment	13.4
Right of use assets	6.0
Total assets acquired	126.2
Liabilities:
Accounts payable	5.3
Customer advances	35.3
Accrued warranty	2.1
Other current liabilities	7.8
Short-term lease obligations	0.8
Deferred income taxes	2.7
Long-term lease obligations	5.4
Other long-term liabilities	11.3
Total liabilities assumed	70.7
Net assets acquired	55.5
Consideration paid	47.3
Gain on acquisition of business	$(8.2)

Net sales and operating income attributable to Spartan ER for the fiscal year 2020 were $212.4 million and $10.0 million, respectively.

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2021	October 31, 2020
Chassis	$33.5	$61.1
Raw materials & parts	188.0	195.6
Work in process	231.0	230.3
Finished products	39.4	70.0
	491.9	557.0
Less: reserves	(10.2)	(19.8)
Total inventories, net	$481.7	$537.2

Note 5: Other Current Assets

Other current assets consisted of the following:

	October 31, 2021	October 31, 2020
Prepaids	$16.5	$17.0
Income tax receivable	22.3	9.0
Insurance receivable	12.8	—
Other	1.1	8.1
Total	$52.7	$34.1

See Note 18, Commitments and Contingencies, for additional information on the Insurance receivable.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2021	October 31, 2020
Land & land improvements	$19.1	$27.0
Buildings & improvements	107.5	103.9
Machinery & equipment	88.6	90.8
Rental & used vehicles	2.5	4.9
Computer hardware & software	58.9	51.9
Office furniture & fixtures	4.3	5.1
Construction in process	7.8	8.1
	288.7	291.7
Less: accumulated depreciation	(131.1)	(123.3)
Total property, plant and equipment, net	$157.6	$168.4

Depreciation expense for fiscal years 2021, 2020 and 2019 was $22.2 million, $26.9 million and $28.3 million, respectively.

Note 7. Divestitures

During the fourth quarter of fiscal year 2021, the Company completed the sale of REV Brazil for $4.0 million of consideration. During fiscal year 2021, the Company received $2.0 million of cash, and is expected to receive the remaining $2.0 million of consideration over the 24 months from the date of the sale. In connection with this sale, the Company recognized a loss of $2.8 million, which is included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2021. REV Brazil was previously reported as part of the F&E segment.

The Company previously made an initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”), in exchange for 10% equity interest in its China JV. The Company recorded this investment under the equity method of accounting. The Company’s investment in the China JV also includes an interest-bearing loan.

During the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million, which represents the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively. This amount has been recorded as a non-operating loss within our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2021.

In the third quarter of fiscal year 2020, and in connection with a strategic review of the product portfolio, the Company completed the sale of its shuttle bus businesses. The Company received cash proceeds of $48.9 million in the third quarter of fiscal year 2020, and the remaining $1.6 million in the fourth quarter of fiscal year 2020. In connection with this sale, the Company recognized a loss of $11.1 million, which is included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2020. The Company used the proceeds from the disposition to reduce outstanding borrowings. The shuttle bus businesses were previously reported as part of the Commercial segment.

In the first quarter of fiscal year 2020, the Company completed the sale of REV Coach. The Company received total cash proceeds of $4.0 million in fiscal year 2020.

In the first quarter of fiscal year 2019, the Company completed the sale of the assets of its mobility van business, Revability for net cash proceeds of $4.5 million. In the second quarter of fiscal year 2019, the Company completed the asset sale of a Regional Technical Center (“RTC”) for net cash proceeds of $11.4 million. In connection with this sale, the Company recognized a gain on sale of $1.2 million.

Note 8. Restructuring and Impairments

In September 2021, the Company announced that it would close its KME production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing F&E segment facilities within the U.S. The production facilities are being closed to better align our manufacturing footprint, to access our broad operational expertise and resources, enhance quality and improve delivery times by leveraging the advanced manufacturing capabilities that we have through the F&E segment. The Company plans to fully shift operations within the next year to the other production facilities. In fiscal year 2021, the Company recorded restructuring and impairment charges on certain production facilities of $2.5 million and $1.5 million, respectively.

The Company expects to incur additional restructuring costs between $7.0 to $10 million related to this activity. These costs represent employee severance and termination benefits and contract termination and other costs of $3.5 to $5.5 million and $3.5 to $4.5 million respectively.

The pre-tax impairment and restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2021
Fire & Emergency	$1.3	$0.3	$1.5	$3.1
Commercial	—	—	—	—
Recreation	—	—	—	—
Corporate and Other	0.9	—	—	0.9
Total	$2.2	$0.3	$1.5	$4.0

Changes in the Company’s restructuring reserves related to the initiatives announced during fiscal year 2021 were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairment	Fiscal Year Ended October 31, 2021
Balance, beginning of year	$—	$—	$—	$-
Restructuring provision	2.2	0.3	1.5	4.0
Utilized - cash	(1.2)	(0.3)	—	(1.5)
Utilized - noncash	—	—	(1.5)	(1.5)
Balance, end of year	$1.0	$—	$—	$1.0

In fiscal year 2020, the Company recorded impairment and restructuring charges of $12.1 million and $9.9 million, respectively. These charges resulted from the Company’s exit from its rental program and related liquidation of its rental fleet, the sunset of certain low profit ambulance brands, move from a centralized to a decentralized aftermarket parts business to better align that business to support customers and enable sustainable growth, the exit from certain low profit businesses in the F&E segment, and severance costs related to reductions in force across the Company in response to the ongoing COVID-19 pandemic.

The pre-tax impairment and restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2020
Fire & Emergency	$3.2	$2.9	$3.3	$9.4
Commercial	0.2	—	—	0.2
Recreation	0.4	—	—	0.4
Corporate and Other	1.8	1.4	8.8	12.0
Total	$5.6	$4.3	$12.1	$22.0

No additional charges have been or will be incurred with respect to these 2020 initiatives.

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

Note 9. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2021	October 31, 2020
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

The change in the net carrying value amount of goodwill consisted of the following:

	October 31, 2021	October 31, 2020
Balance at beginning of period	$157.3	$159.8
Activity during the year:
Acquisitions	—	—
Divestitures	—	(2.5)
Balance at end of period	$157.3	$157.3

Intangible assets (excluding goodwill) consisted of the following:

	October 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(47.3)	$18.9
Non-compete agreements	5.0	2.0	(2.0)	-
		68.2	(49.3)	18.9
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(49.3)	$126.3

	October 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(37.8)	$28.4
Non-compete agreements	5.0	2.0	(1.7)	0.3
Trade names	7.0	1.3	(1.3)	—
		69.5	(40.8)	28.7
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$176.9	$(40.8)	$136.1

Amortization expense was $9.8 million, $13.3 million and $17.4 million for fiscal years 2021, 2020 and 2019, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2022—$7.1 million, 2023—$3.5 million, 2024—$2.3 million, 2025—$1.7 million, 2026—$1.2 million and thereafter—$3.1 million.

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	October 31, 2021	October 31, 2020
Payroll and related benefits and taxes	$27.9	$25.8
Incentive compensation	11.9	7.5
Customer sales programs	1.8	2.8
Restructuring costs	1.0	2.6
Restructuring related charges	1.4	2.6
Interest payable	2.2	2.3
Legal accrual	13.8	0.8
Accrued professional fees	3.7	1.9
Other	17.1	27.2
Total other current liabilities	$80.8	$73.5

See Note 18, Commitments and Contingencies, for additional information on the Legal accrual.

Note 11. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2021	October 31, 2020
2021 ABL facility	$215.0	$-
2017 ABL facility	—	175.0
Term Loan, net of debt issuance costs ($0.0 and $1.7)	—	167.2
	215.0	342.2
Less: current maturities	—	(1.7)
Long-term debt, less current maturities	$215.0	$340.5

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Consolidated Statement of Operations and Comprehensive Income (loss) for the twelve months ended October 31, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Consolidated Balance Sheets. The debt issuance costs are amortized over the life of the debt on a straight-line basis.

The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 1.75% as of October 31, 2021.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of October 31, 2021. As of October 31, 2021, the Company’s availability under the 2021 ABL Facility was $290.0 million.

The fair value of the 2021 ABL Facility approximated book value on October 31, 2021.

April 2017 ABL Facility

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

Note 12. Warranties

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

Changes in the Company’s warranty liability consisted of the following:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020
Balance at beginning of year	$37.0	$22.6
Warranty provisions	31.1	37.7
Settlements made	(31.6)	(35.1)
Acquired business	1.2	12.2
Divested businesses	—	(0.7)
Change in liability of pre-existing warranties	(0.1)	0.3
Balance at end of year	$37.6	$37.0

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2021	October 31, 2020
Current liabilities	$22.3	$24.1
Other long-term liabilities	15.3	12.9
Total warranty liability	$37.6	$37.0

Note 13. Leases

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

During fiscal year 2021, the Company recognized total operating lease costs of $9.6 million, and paid cash of $9.8 million for amounts included in the measurement of lease liabilities. During fiscal year 2020, the Company recognized total operating lease costs of $10.1 million, and paid cash of $9.4 million for amounts included in the measurement of lease liabilities.

At October 31, 2021, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

2022	$7.7
2023	5.0
2024	2.9
2025	1.5
2026	0.7
Thereafter	4.8
Total undiscounted lease payments	22.6
Less: imputed interest	(2.7)
Total lease liabilities	$19.9

As of October 31, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.4 years and 5.0%, respectively.

As of October 31, 2020, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.5 years and 5.0%, respectively.

Note 14. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $9.6 million, $9.8 million and $9.7 million during fiscal years 2021, 2020 and 2019, respectively.

Note 15. Stock Repurchase Program

During fiscal year 2018, the Company’s Board of Directors authorized up to $100.0 million of repurchases of the Company’s issued and outstanding common stock. During fiscal year 2019, the Company repurchased 717,597 shares under this repurchase program at a total cost of $8.3 million at an average price per share of $11.62. There were no repurchases under this program during fiscal year 2020 and the program expired on September 4, 2020.

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock, effective immediately. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During fiscal year 2021, the Company repurchased 250,000 shares under this repurchase program at a total cost of $3.9 million at an average price of $15.45.

Note 16. Stock Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) has 8,000,000 shares authorized for issuance with 5,568,312 shares remaining at October 31, 2021. The 2016 Plan replaced the 2010 Long-Term Incentive Plan (the “2010 Plan”) in January 2017 in connection with our IPO. While no new awards will be granted under the 2010 Plan, awards previously issued under that plan that were outstanding as of the approval date of the 2016 Plan will remain outstanding and continue to be governed by the provisions of the 2010 Plan. The 2010 Plan has 887,786 shares remaining for issuance at October 31, 2021. The awards issued under the 2010 Plan that are currently outstanding are limited to stock options. These stock options are all fully vested and exercisable and have a contractual term of up to 10 years.

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

For fiscal years 2021, 2020, and 2019, the Company recorded stock-based compensation expense of $7.8 million, $7.8 million, and $7.2 million, respectively, as selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The actual income tax benefit realized totaled $1.5 million, $1.8 million, and $1.8 million for those same periods.

Restricted Stock Awards: The change in the number of nonvested restricted stock awards outstanding consisted of the following:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Nonvested, beginning of year	682,917	$6.76
Granted	764,524	10.42
Vested	(225,158)	6.50
Forfeited	(23,391)	11.78
Nonvested, end of year	1,198,892	$8.98

No restricted stock awards were granted prior to fiscal year 2020. The weighted average grant date fair value of restricted stock awards granted during fiscal years 2020 was $8.64 per award. The total fair value of restricted stock awards that vested during fiscal years 2021 and 2020 was $2.0 million and $0 million, respectively.

As of October 31, 2021, the Company had $7.7 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units: The change in the number of nonvested restricted stock units outstanding consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	920,261	$11.42
Granted	478,624	10.25
Vested	(346,447)	10.32
Forfeited	(171,311)	10.00
Nonvested, end of year	881,127	$9.54

The weighted average grant date fair value of restricted stock units granted during fiscal years 2020 and 2019 was $10.81 and $9.04, per unit respectively. The total fair value of restricted stock units that vested during fiscal years 2021, 2020 and 2019 was $2.8 million, $5.9 million and $3.5 million, respectively.

As of October 31, 2021, the Company had $5.0 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.7 years.

Performance Stock Units: The change in the number of nonvested performance stock units consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	451,370	$6.16
Granted	336,323	8.92
Vested	(131,118)	9.11
Forfeited	—	—
Nonvested, end of year	656,575	$6.98

The weighted average grant date fair value of performance stock units granted during fiscal years 2020 was $5.23. No performance stock units were granted during 2019.  The total fair value of performance stock units that vested during fiscal years 2021, 2020 and 2019 was $1.8 million, and $0.7 million and $0.6 million, respectively.

As of October 31, 2021, the Company had $2.9 million of unrecognized compensation expense related to performance stock units, which will be recognized over a weighted-average period of 2.8 years.

Stock Options: Stock option activity for fiscal years 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value of Options
Outstanding, beginning of year	284,800	$7.77	5.0	$0.1
Granted	—	—	—	—
Exercised	(221,900)	7.92	3.8	2.1
Forfeited	—	—	—	—
Expired	(12,000)	7.43	—	—
Outstanding, end of year	50,900	$7.16	3.8	$0.4
Exercisable, end of year	50,900	$7.16	3.8	$0.4

The aggregate intrinsic value above reflects the total pre-tax intrinsic value (the difference between the per share fair value of the Company’s stock and the exercise price of the stock options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on October 31, 2021 and October 31, 2020. The intrinsic value of the Company’s stock options changes based on the changes in the share price of the Company’s common stock.

The total intrinsic value of stock options exercised during fiscal years 2021, 2020, and 2019, was $2.1 million, $0.6 million, and $0.5 million, respectively.

As of October 31, 2021, all outstanding options were completely vested so there was no unrecognized compensation expense related to stock options as of that date.

Note 17. Income Taxes

Income is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Domestic	$65.6	$(45.6)	$(16.5)
Foreign	(9.9)	(0.5)	(0.1)
Income (loss) before provision (benefit) for income taxes	$55.7	$(46.1)	$(16.6)

Provision (benefit) for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Current:
Federal	$8.8	$10.4	$0.4
State	1.3	1.8	1.1
Foreign	0.1	—	—
Total Current	$10.2	$12.2	$1.5
Deferred:
Federal	(0.4)	(24.0)	(4.0)
State	1.5	(3.8)	(1.0)
Foreign	—	—	-
Total Deferred	1.1	(27.8)	(5.0)
Provision (benefit) for income taxes	$11.3	$(15.6)	$(3.5)

Income tax provision (benefit) at the federal statutory rate is reconciled to the Company’s provision (benefit) for income taxes as follows:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Income tax provision (benefit) at federal statutory rate	$11.7	$(9.7)	$(3.5)
Taxes on foreign income which differ from the U.S. statutory rate	(0.1)	—	—
State expense (benefit)	2.3	(2.3)	(0.2)
CARES Act impact	(4.2)	(3.5)	—
Manufacturing and research incentives	(0.6)	(0.9)	(0.6)
Nondeductible items	0.5	0.8	0.2
Uncertain tax positions	—	0.4	(0.1)
Valuation allowance	2.1	0.2	—
Bargain purchase gain	0.1	(2.2)	—
Stock-based compensation	(0.1)	1.4	0.8
Other items	(0.4)	0.2	(0.1)
Provision (benefit) for income taxes	$11.3	$(15.6)	$(3.5)

Tax expense for fiscal year 2021 was favorably impacted by tax benefits related to net operating loss carrybacks allowable under the CARES Act and incentives for U.S. research. Tax expense was unfavorably impacted by the valuation allowances related to the loss on our China JV.

Tax benefit for fiscal year 2020 was favorably impacted by tax benefits related to loss carrybacks allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER. Tax benefit was also favorably impacted by incentives for the U.S. research and unfavorably impacted by share-based compensation tax deductions.

Tax benefit for fiscal year 2019 was favorably impacted by incentives for U.S. research and unfavorably impacted by share-based compensation tax deductions.

No items included in Other items in the income tax reconciliation above are individually, or when appropriately aggregated, significant.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency stimulus package that includes spending and tax benefits to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, allowing for net operating loss carrybacks for certain past and future losses, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Reform Act. In fiscal year 2020, the Company evaluated the impact of the CARES Act and recorded a tax benefit of $3.5 million for the carryback of the fiscal year 2018 federal net operating loss. In addition, the Company recorded a tax benefit of $4.2 million in fiscal year 2021 for the carryback of its fiscal year 2020 net operating loss. As the Company is carrying the losses back to years beginning before January 1, 2018, the 2020 and 2021 fiscal years cumulative tax benefit of $7.7 million is a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020
Deferred tax assets:
Product warranty	$6.2	$6.4
Inventory	2.9	6.5
Deferred employee benefits	7.1	5.0
Net operating loss and credit carryforwards	8.1	4.9
Other reserves and allowances	4.2	5.9
Gross deferred tax assets	28.5	28.7
Less: valuation allowance	(3.8)	(1.7)
Deferred tax assets	24.7	27.0
Deferred tax liabilities:
Intangible assets	(23.6)	(24.5)
Property, plant and equipment	(20.3)	(4.6)
Other	(2.2)	(0.8)
Deferred tax liabilities	(46.1)	(29.9)
Net deferred tax liability	$(21.4)	$(2.9)

The net deferred tax liabilities recorded in the consolidated balance sheet are as follows:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020
Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(21.4)	(2.9)
Net deferred tax liability	$(21.4)	$(2.9)

As of October 31, 2021, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $3.2 million, which are subject to annual limitations and begin to expire in 2029. The Company has capital loss carryforwards of $8.7 million which expire in 2026 and are offset by a valuation allowance. The Company has state net operating loss carryforwards of $69.5 million, which begin to expire in 2027 and are partially offset by a valuation allowance established during the fiscal year. The Company also has net operating loss carryforwards generated in Canada of $0.6 million, which are offset by a valuation allowance because the losses are projected to expire prior to being utilized. The Company has state tax credit carryforwards of $2.2 million, which begin to expire in 2023.

The Company, or one of its subsidiaries, files income tax returns in the U.S, Canada, Singapore and various state jurisdictions. With few exceptions, fiscal years 2016, 2017, 2018, 2019 and 2020 remain open to tax examination by Canadian and U.S. federal and state tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Balance at beginning of year	$2.7	$2.4	$2.1
Additions for tax positions in prior year	1.0	0.2	0.3
Additions for tax positions in current year	0.1	0.1	0.1
Cash settlements with taxing authorities	(0.2)	—	—
Statute of limitations	—	—	(0.1)
Balance at end of year	$3.6	$2.7	$2.4

If recognized, $4.0 million, $3.1 million, and $2.6 million of the Company’s unrecognized tax benefits, inclusive of interest and penalties, as of October 31, 2021, October 31, 2020 and October 31, 2019, respectively, would affect the Company’s effective income tax rate.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2021	October 31, 2020
Performance, bid and specialty bonds	$480.0	$328.6
Open standby letters of credit	23.6	11.0
Total	$503.6	$339.6

The increase in performance, bid and specialty bonds is attributable to municipal contracts within our Commercial segment and customer contracts related to Spartan ER

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $13.9 million and $40.4 million as of October 31, 2021 and October 31, 2020, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements were $185.8 million and $191.5 million as of October 31, 2021, and October 31, 2020, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2021 and October 31, 2020 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $14.8 million and $21.1 million at October 31, 2021 and October 31, 2020, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action are pending against the Company and certain of its officers and directors. These actions collectively purport to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also names certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions have alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions seek certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The consolidated state action is currently stayed in favor of the consolidated federal action. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval. The settlement payment is being fully covered by the Company's insurers. The settlement payment and the related insurance proceeds are recorded in other current liabilities and other current assets, respectively, in the Company’s Consolidated Balance Sheets as of October 31, 2021. On August 24, 2021, the court preliminarily approved the settlement. Notice was then given to the classes certified for settlement, and the court entered a judgment approving the settlement on December 9, 2021.

Two purported derivative actions, which have since been consolidated, were also filed in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The parties to the consolidated derivative actions reached a settlement in principle on all issues other than plaintiffs’ counsel’s attorneys’ fees on or about February 17, 2021, and an agreement with respect to plaintiffs’ counsel’s attorneys’ fees on or about November 3, 2021. The parties plan to submit the derivative settlement for court approval shortly.

Note 19. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for fiscal years 2021, 2020 and 2019:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Basic weighted-average common shares outstanding	63,388,575	63,044,872	62,789,165
Dilutive stock options	65,654	—	—
Dilutive restricted stock units	498,052	—	—
Dilutive restricted stock awards	541,865	—	—
Dilutive performance stock units	158,479	—	—
Diluted weighted-average common shares	64,652,625	63,044,872	62,789,165

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for fiscal years 2021, 2020 and 2019:

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Anti-Dilutive Stock Options	—	284,800	988,551
Anti-Dilutive Restricted Stock Awards	3,326	682,917	1,783,271
Anti-Dilutive Restricted Stock Units	2,683	920,261	—
Anti-Dilutive Performance Stock Units	—	451,370	18,408
Anti-Dilutive Common Stock Equivalents	6,009	2,339,348	2,790,230

Note 20. Business Segment Information

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

Selected financial information of the Company’s segments is as follows:

	Fiscal Year 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$1,135.1	$387.3	$858.5	$(0.1)	$2,380.8
Depreciation and amortization	$12.0	$2.9	$14.2	$2.9	$32.0
Capital expenditures	$14.4	$2.4	$4.7	$3.2	$24.7
Total assets	$650.9	$190.9	$309.8	$86.7	$1,238.3
Adjusted EBITDA	$57.7	$31.0	$86.0	$(33.2)

	Fiscal Year 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$1,132.0	$484.8	$657.8	$3.0	$2,277.6
Depreciation and amortization	$13.5	$5.7	$13.7	$7.3	$40.2
Capital expenditures	$7.1	$2.7	$2.0	$1.7	$13.5
Total assets	$731.3	$207.1	$305.4	$68.5	$1,312.3
Adjusted EBITDA	$39.9	$34.5	$38.4	$(45.3)

	Fiscal Year 2019
	Fire & Emergency	Commercial	Recreation	Corporate and Other	Consolidated
Net Sales	$967.9	$720.0	$716.3	$(0.5)	$2,403.7
Depreciation and amortization	$14.1	$8.7	$15.6	$7.3	$45.7
Capital expenditures	$8.6	$3.7	$2.7	$5.8	$20.8
Total assets	$617.2	$317.7	$316.4	$95.8	$1,347.1
Adjusted EBITDA	$43.2	$56.0	$46.8	$(43.9)

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2021, 2020 and 2019:

	Fiscal Year 2021
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$1,092.4	$5.5	$37.2	$1,135.1
Commercial	386.4	—	0.9	387.3
Recreation	853.3	0.9	4.3	858.5
Corporate, Other & Elims	(0.1)	—	—	(0.1)
Total Net Sales	$2,332.0	$6.4	$42.4	$2,380.8

	Fiscal Year 2020
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$1,088.8	$0.5	$42.7	$1,132.0
Commercial	480.2	0.9	3.7	484.8
Recreation	652.7	0.2	4.9	657.8
Corporate, Other & Elims	3.0	—	—	3.0
Total Net Sales	$2,224.7	$1.6	$51.3	$2,277.6

	Fiscal Year 2019
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$909.0	$3.1	$55.8	$967.9
Commercial	713.5	0.2	6.3	720.0
Recreation	706.4	0.6	9.3	716.3
Corporate & Other	(0.5)	—	—	(0.5)
Total Net Sales—External Customers	$2,328.4	$3.9	$71.4	$2,403.7

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense, loss on extinguishment of debt and income taxes, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income (loss) is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Fire & Emergency Adjusted EBITDA	$57.7	$39.9	$43.2
Commercial Adjusted EBITDA	31.0	34.5	56.0
Recreation Adjusted EBITDA	86.0	38.4	46.8
Corporate and Other Adjusted EBITDA	(33.2)	(45.3)	(43.9)
Depreciation and amortization	(32.0)	(40.2)	(45.4)
Interest expense, net	(17.3)	(25.7)	(32.4)
Loss on early extinguishment of debt	(1.4)	—	—
Income tax (provision) benefit	(11.3)	15.6	3.5
Transaction expenses	(3.2)	(3.3)	(1.0)
Sponsor expense reimbursement	(0.4)	(0.5)	(1.4)
Restructuring	(2.5)	(9.9)	(5.7)
Restructuring related charges	(0.3)	(10.5)	—
Impairment charges	(1.5)	(12.1)	(8.9)
Stock-based compensation expense	(7.8)	(7.8)	(7.2)
Legal matters	(4.0)	(1.8)	(7.7)
Net loss on sale of business and assets	(7.9)	(11.1)	—
(Loss) gain on acquisition of business	(0.4)	8.6	—
Other items	(6.1)	—	—
(Loss) earnings attributable to assets held for sale	(1.0)	0.8	(4.7)
Deferred purchase price payment	—	(0.1)	(3.5)
Net Income (Loss)	$44.4	$(30.5)	$(12.3)

Note 21. Subsequent Events

The Company evaluated subsequent events through December 15, 2021, the date on which the financial statements were available to be issued. Other than the items noted below, no other events were identified.

Quarterly Dividend

On December 9, 2021, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on January 14, 2022 to shareholders of record on December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2021, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of October 31, 2021 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will appear in our definitive proxy statement for our Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended October 31, 2021, which information is incorporated in this item by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following information required under this item is filed as a part of this report:
(1)	Consolidated Balance Sheets as of October 31, 2021 and October 31, 2020

For the Fiscal Years Ended October 31, 2021, October 31, 2020, and October 31, 2019:

Consolidated Statements of Operations and Comprehensive Income (loss)

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

4.1

Description of Capital Stock (Incorporated by reference to the “Description of Capital Stock” section of the REV Group, Inc. registration statement on Form S-3 (file no. 333-223897), filed on March 23, 2018)

10.1

Form of Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 10.1 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.2

Credit Agreement, dated as of April 13, 2021, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 13, 2021)

10.3

Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. registration statement on Form S-1 (file no. 333-214209), filed on October 24, 2016)

10.4

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.5

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.6

Form of Stock Option Award Agreement pursuant to the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.7

REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.8

REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.9

Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.10

REV Group, Inc. Non-Employee Directors Compensation (Incorporated by reference to Exhibit 10.19 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.11

Form of Restricted Stock Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 18, 2019)

10.12

Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2020)

10.13	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 9, 2020)

10.14

Offer Letter, dated March 5, 2020, between the Registrant and Rodney Rushing (Incorporated by reference to Exhibit 10.18 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on January 7, 2021)

10.15

Offer Letter, dated May 14, 2020, between the Registrant and Mark Skonieczny (Incorporated by reference to Exhibit 10.19 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on January 7, 2021)

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

REV Group, Inc.

Date: December 15, 2021	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 15, 2021.

Signature	Title	Date
/s/ Rodney N. Rushing	Director and Chief Executive Officer
Rodney N. Rushing	(Principal Executive Officer)	December 15, 2021

/s/ Mark A. Skonieczny	Chief Financial Officer
Mark A. Skonieczny	(Principal Financial Officer and Principal Accounting Officer)	December 15, 2021

/s/ Paul Bamatter	Director
Paul Bamatter		December 15, 2021

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		December 15, 2021

/s/ Dino Cusumano	Director
Dino Cusumano		December 15, 2021

/s/ Charles Dutil	Director
Charles Dutil		December 15, 2021

/s/ Justin Fish	Director
Justin Fish		December 15, 2021

/s/ Randall Swift	Director
Randall Swift		December 15, 2021

/s/ Joel Rotroff	Director
Joel Rotroff		December 15, 2021

/s/ Donn Viola	Director
Donn Viola		December 15, 2021