Form 10-Q
period 2022-01-31
REV Group, Inc.
filed 2022-03-09
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of March 7, 2022, the registrant had 62,941,894 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	January 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13.9	$13.3
Accounts receivable, net	249.8	213.3
Inventories, net	527.6	481.7
Other current assets	25.6	52.7
Total current assets	816.9	761.0
Property, plant and equipment, net	154.9	157.6
Goodwill	157.3	157.3
Intangible assets, net	123.9	126.3
Right of use assets	22.4	19.1
Other long-term assets	16.9	17.0
Total assets	$1,292.3	$1,238.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137.1	$116.2
Customer advances	252.7	210.6
Accrued warranty	21.7	22.3
Short-term lease obligations	7.9	7.1
Other current liabilities	66.0	80.8
Total current liabilities	485.4	437.0
Long-term debt	256.0	215.0
Deferred income taxes	23.1	21.4
Long-term lease obligations	15.5	12.8
Other long-term liabilities	24.2	33.3
Total liabilities	804.2	719.5
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 63,124,016 and 64,584,291 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	475.3	502.1
Retained earnings	12.7	16.7
Accumulated other comprehensive loss	—	(0.1)
Total shareholders' equity	488.1	518.8
Total liabilities and shareholders' equity	$1,292.3	$1,238.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(Dollars in millions, except per share amounts)

	Three Months Ended January 31,
	2022	2021
Net sales	$537.0	$554.0
Cost of sales	481.2	492.3
Gross profit	55.8	61.7
Operating expenses:
Selling, general and administrative	47.6	47.1
Research and development costs	1.2	1.3
Amortization of intangible assets	2.4	2.6
Restructuring	3.7	1.0
Total operating expenses	54.9	52.0
Operating income	0.9	9.7
Interest expense, net	3.4	5.5
Loss on business held for sale	—	3.8
Loss on acquisition of business	—	0.4
Loss before benefit for income taxes	(2.5)	—
Benefit for income taxes	(1.8)	—
Net loss	$(0.7)	$—

Other comprehensive income, net of tax	0.1	—
Comprehensive loss	$(0.6)	$—

Net loss per common share:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—
Dividends declared per common share	$0.05	$—

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(0.7)	$—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9.6	8.6
Amortization of debt issuance costs	0.4	0.6
Stock-based compensation expense	2.3	1.9
Deferred income taxes	1.7	1.3
Gain on sale of assets	(0.1)	(1.5)
Loss on business held for sale	—	3.8
Loss on acquisition of business	—	0.4
Changes in operating assets and liabilities, net	(16.9)	(13.2)
Net cash (used in) provided by operating activities	(3.7)	1.9
Cash flows from investing activities:
Purchase of property, plant and equipment	(4.5)	(2.9)
Proceeds from sale of assets	0.1	10.0
Net cash (used in) provided by investing activities	(4.4)	7.1
Cash flows from financing activities:
Net proceeds (repayments) from borrowings on revolving credit facility	41.0	(10.0)
Repayment of long-term debt	—	(0.4)
Payment of dividends	(3.3)	—
Repurchase and retirement of common stock	(24.4)	—
Other financing activities	(4.6)	(0.9)
Net cash provided by (used in) financing activities	8.7	(11.3)
Net increase (decrease) in cash and cash equivalents	0.6	(2.3)
Cash and cash equivalents, beginning of period	13.3	11.4
Cash and cash equivalents, end of period	$13.9	$9.1

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$2.8	$4.7
Income taxes, net of refunds	$(16.3)	$(11.5)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Loss	Equity
Balance, October 31, 2021	$0.1	64,584,291 Sh.		$502.1	$16.7	$(0.1)	$518.8
Net loss					(0.7)		(0.7)
Stock-based compensation expense				2.3			2.3
Exercise of common stock options	—	2,400 Sh.		—			-
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	274,485 Sh.		(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards		242,999 Sh.		(2.6)			(2.6)
Other comprehensive gain, net of tax						0.1	0.1
Repurchase and retirement of common stock	—	(1,980,159 Sh.	)	(24.4)			(24.4)
Dividends declared on common stock					(3.3)		(3.3)
Balance, January 31, 2022	$0.1	63,124,016 Sh.		$475.3	$12.7	$—	$488.1

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Deficit	Loss	Equity
Balance, October 31, 2020	$0.1	63,403,326 Sh.		$496.1	$(21.1)	$(2.8)	$472.3
Net income (loss)					—		—
Stock-based compensation expense				1.9			1.9
Exercise of common stock options	—	6,000 Sh.		0.2			0.2
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	901,313 Sh.		(1.1)			(1.1)
Settlement of liability classified award	—	169,142 Sh.		2.0			2.0
Balance, January 31, 2021	$0.1	64,479,781 Sh.		$499.1	$(21.1)	$(2.8)	$475.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2021. The interim results are not necessarily indicative of results for the full year.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 43.7% of REV Group’s voting equity as of January 31, 2022. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended January 31, 2022, the Company reimbursed expenses of its primary equity holder of $0.1 million. During the three months ended January 31, 2021, the Company reimbursed expenses of its primary equity holder of $0.2 million. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes”. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted ASU 2019-12 as of November 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition

Substantially all of the Company’s revenue is recognized from contracts with customers with product shipment destinations in the United States and Canada. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. The transaction price excludes sales and usage-based taxes and certain “pass-through” amounts collected on behalf of third parties. The Company has elected to expense incremental costs to obtain a contract when the amortization period of the related asset is expected to be less than one year.

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in “Cost of Sales” in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers request bill and hold transactions. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory and is ready for physical transfer to the customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets when received. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended January 31, 2022 and January 31, 2021, the Company recognized $31.1 million and $51.4 million, respectively, of revenue that was included in the customer advance balances of $210.6 million and $170.1 million as of October 31, 2021 and October 31, 2020, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

Note 3. Leases

During the three months ended January 31, 2022 and January 31, 2021, the Company recognized total operating lease costs of $2.0 million and $2.3 million, respectively, and paid cash of $2.3 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities.

At January 31, 2022, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining nine months of fiscal year 2022	$6.9
2023	6.0
2024	3.8
2025	2.4
2026	1.3
Thereafter	6.7
Total undiscounted lease payments	27.1
Less: imputed interest	(3.7)
Total lease liabilities	23.4

As of January 31, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.6 years and 5.1%, respectively.

As of January 31, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.4 years and 5.0%, respectively.

Note 4. Inventories

Inventories consisted of the following:

	January 31, 2022	October 31, 2021
Chassis	$62.7	$33.5
Raw materials & parts	206.8	188.0
Work in process	244.4	231.0
Finished products	23.5	39.4
	537.4	491.9
Less: reserves	(9.8)	(10.2)
Total inventories, net	$527.6	$481.7

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2022	October 31, 2021
Land & land improvements	$19.5	$19.1
Buildings & improvements	109.0	107.5
Machinery & equipment	91.2	88.6
Rental & used vehicles	2.5	2.5
Computer hardware & software	59.1	58.9
Office furniture & fixtures	4.3	4.3
Construction in process	7.5	7.8
	293.1	288.7
Less: accumulated depreciation	(138.2)	(131.1)
Total property, plant and equipment, net	$154.9	$157.6

Depreciation expense was $7.2 million and $6.1 million for the three months ended January 31, 2022, and January 31, 2021, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	January 31, 2022	October 31, 2021
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

There was no change in the net carrying value of goodwill for the three months ended January 31, 2022 and January 31, 2021.

Intangible assets (excluding goodwill) consisted of the following:

	January 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8.0	$58.4	$(41.9)	$16.5
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$165.8	$(41.9)	$123.9

	October 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(47.3)	$18.9
Non-compete agreements	5.0	2.0	(2.0)	—
		68.2	(49.3)	18.9
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(49.3)	$126.3

Amortization expense was $2.4 million and $2.5 million for the three months ended January 31, 2022, and January 31, 2021, respectively. As of January 31, 2022, fully amortized intangible assets and the related accumulated amortization related to Customer Relationships and Non-compete agreements were written off.

Note 7. Divestiture Activities

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest of its REV Brazil business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of January 31, 2021. The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to this business, was greater than their fair value, less costs to sell, resulting in a loss of $3.8 million, which is included in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2021. The REV Brazil business is reported as part of the Fire & Emergency segment.

The Company previously made an initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”), in exchange for 10% equity interest in its China JV. The Company recorded this investment under the equity method of accounting. The Company’s investment in the China JV also includes an interest-bearing loan.

During the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million, which represents the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively. This amount was recorded as a non-operating loss within our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2021. The Company expects to complete the sale of the investment during the second quarter of fiscal year 2022.

Note 8. Restructuring and Other Related Charges

In September 2021, the Company announced that it would close its Kovatch Mobile Equipment (“KME”) production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing Fire and Emergency (“F&E”) segment facilities within the U.S. The production facilities are being closed to better align our manufacturing footprint, to access our broad operational expertise and resources, enhance quality and improve delivery times by leveraging the advanced manufacturing capabilities that we have throughout the F&E segment. The Company plans to fully shift operations within fiscal year 2022. In the first quarter of fiscal year 2022, the Company recorded restructuring charges of $3.7 million. In the first quarter of fiscal year 2022, the Company incurred additional charges of $2.1 million related to this restructuring action consisting of $1.4 million of accelerated depreciation and $0.7 million of other restructuring related charges.

The Company expects to incur additional restructuring costs between $2.0 to $5.0 million and restructuring related and other charges of $2.0 and $3.0 million related to this activity.

Pre-tax restructuring charges were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Three Months Ended January 31, 2022
Fire & Emergency	$2.8	$0.9	$—	$3.7

Changes in the Company’s restructuring reserves related to the initiatives announced during fiscal year 2021 were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairment	Total
Balance at beginning of the period	$1.0	$—	$—	$1.0
Restructuring provision	2.8	0.9	—	3.7
Utilized - cash	(0.4)	(0.6)	—	(1.0)
Utilized - noncash		(0.3)	—	(0.3)
Balance at end of the period	$3.4	$—	$—	$3.4

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	January 31, 2022	October 31, 2021
2021 ABL facility	$256.0	$215.0

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

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 1.81% as of January 31, 2022.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of January 31, 2022. As of January 31, 2022, the Company’s availability under the 2021 ABL Facility was $258.3 million.

The fair value of the 2021 ABL Facility approximated book value on January 31, 2022 and October 31, 2021.

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

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended January 31,
	2022	2021
Balance at beginning of period	$37.6	$37.0
Warranty provisions	5.5	8.3
Settlements made	(6.6)	(8.6)
Warranties for prior year acquisition	—	1.2
Balance at end of period	$36.5	$37.9

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	January 31, 2022	October 31, 2021
Current liabilities	$21.7	$22.3
Other long-term liabilities	14.8	15.3
Total warranty liability	$36.5	$37.6

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income, if applicable, by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units and awards. The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended January 31,
	2022	2021
Basic weighted-average common shares outstanding	62,803,784	63,445,973
Dilutive stock options	—	—
Dilutive restricted stock awards	—	—
Dilutive restricted stock units	—	—
Dilutive performance stock units	—	—
Diluted weighted-average common shares outstanding	62,803,784	63,445,973

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended January 31,
	2022	2021
Anti-dilutive stock options	48,500	266,800
Anti-dilutive restricted stock awards	1,195,144	1,117,553
Anti-dilutive restricted stock units	789,952	791,857
Anti-dilutive performance stock units	—	763,326
Anti-dilutive common stock equivalents	2,033,596	2,939,536

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded an income tax benefit of $1.8 million for the three months ended January 31, 2022, or 71.9% of pre-tax loss, compared to $0.0 million, for the three months ended January 31, 2021. Results for the three months ended January 31, 2022 were favorably impacted by $1.2 million of net discrete tax benefits primarily related to stock-based compensation tax deductions.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.1 million as of January 31, 2022 and $4.0 million as of October 31, 2021. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of January 31, 2022 and the Consolidated Balance Sheets as of October 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations and Comprehensive Loss.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2022, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 31, 2022	October 31, 2021
Performance, bid and specialty bonds	$473.3	$480.0
Open standby letters of credit	13.4	23.6
Total	$486.7	$503.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $7.6 million and $13.9 million as of January 31, 2022 and October 31, 2021, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements were $195.9 million and $185.8 million as of January 31, 2022, and October 31, 2021, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at January 31, 2022 and October 31, 2021 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $13.3 million and $14.8 million at January 31, 2022 and October 31, 2021, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action that had been pending against the Company and certain of its officers and directors have each been settled. These actions collectively purported to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also named certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions sought certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The consolidated state action was stayed in favor of the consolidated federal action. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval of the settlement. The settlement payment is being fully covered by the Company’s insurers. The settlement payment and the related insurance proceeds were recorded in other current liabilities and other current assets, respectively, in the Company’s Consolidated Balance Sheets as of October 31, 2021. On August 24, 2021, the court preliminarily approved the settlement. Notice was then given to the classes certified for settlement, and the court entered a final judgment approving the settlement on December 9, 2021. During the first quarter of fiscal year 2022, the Company’s insurers made the final settlement payment. As of January 31, 2022, there are no further amounts recorded in the Condensed Unaudited Consolidated Balance Sheets.

Two purported derivative actions, which have since been consolidated, were also filed in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The parties to the consolidated derivative actions reached a settlement in principle on all issues other than plaintiffs’ counsel’s attorneys’ fees on or about February 17, 2021, and an agreement with respect to plaintiffs’ counsel’s attorneys’ fees on or about November 3, 2021. The plaintiffs filed a stipulation of settlement for the derivative actions with the court and moved for preliminary approval of the settlement on January 14, 2022.

Note 14. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes Emergency One (“E-ONE”), KME, Ferrara, and Spartan Emergency Response (“Spartan ER”), American Emergency Vehicles, Leader Emergency Vehicles, Horton Emergency Vehicles and REV Group Orlando. These business units manufacture, market and distribute commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended January 31, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$237.4	$97.5	$202.6	$(0.5)	$537.0
Depreciation and amortization	$4.4	$0.8	$3.9	$0.5	$9.6
Capital expenditures	$2.4	$0.6	$1.1	$0.4	$4.5
Total assets	$680.6	$220.0	$331.1	$60.6	$1,292.3
Adjusted EBITDA	$1.8	$7.8	$17.1	$(8.4)

	Three Months Ended January 31, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$280.6	$83.1	$190.2	$0.1	$554.0
Depreciation and amortization	$3.1	$0.7	$3.6	$1.2	$8.6
Capital expenditures	$1.3	$0.8	$0.4	$0.4	$2.9
Total assets	$692.0	$205.7	$319.1	$42.3	$1,259.1
Adjusted EBITDA	$10.2	$7.1	$15.1	$(9.2)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense, income taxes and loss on early extinguishment of debt, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net loss is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net loss:

	Three Months Ended January 31,
	2022	2021
Fire & Emergency Adjusted EBITDA	$1.8	$10.2
Commercial Adjusted EBITDA	7.8	7.1
Recreation Adjusted EBITDA	17.1	15.1
Corporate and Other Adjusted EBITDA	(8.4)	(9.2)
Depreciation and amortization	(9.6)	(8.6)
Interest expense, net	(3.4)	(5.5)
Benefit for income taxes	1.8	—
Transaction expenses	(0.2)	(2.3)
Sponsor expense reimbursement	(0.1)	(0.2)
Restructuring costs	(3.7)	(1.0)
Restructuring related charges	(0.7)	—
Stock-based compensation expense	(2.3)	(1.9)
Legal matters	(0.8)	(0.4)
Net loss on sale of assets and business held for sale	—	(2.7)
Loss on acquisition of business	—	(0.4)
Losses attributable to assets held for sale	—	(0.2)
Net loss	$(0.7)	$—

Note 15. Stock Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the first quarter of fiscal year 2022, the Company repurchased 1,980,159 shares under this repurchase program at a total cost of $24.4 million at an average price of $12.29 per share.

Note 16. Subsequent Events

Quarterly Dividend

On March 3, 2022, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on April 15, 2022 to shareholders of record on March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Condensed Unaudited Consolidated Financial Statements and risk factors contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 15, 2021.

Overview

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire and Emergency (“F&E”), Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 87% of our net sales during the first quarter of fiscal year 2022 came from products where we believe we hold such share position.

Segments

We serve a diversified customer base primarily in the United States and Canada through the following segments:

Fire & Emergency – The F&E segment sells and distributes fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara, and Spartan Emergency Response (“Spartan ER”), which consists of Spartan Emergency Response, Smeal, and Ladder Tower brands, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV F&E product line.

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

While less economically sensitive than the Recreation segment, the F&E segment and the Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. Fire and emergency products and buses are typically a larger cost item for municipalities and their service life is relatively long, making the purchase more deferrable, which can result in reduced demand for our products. In addition to commercial demand, local, state and federal tax revenues can be an important source of funding for many of our bus products including Type A school buses and transit buses. Volatility in tax revenues or availability of funds via budgetary appropriation can have a negative impact on the demand for these products.

A decrease in employment levels, consumer confidence or the availability of financing, or other adverse economic events, or the failure of actual demand for our products to meet our estimates, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons and production days for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations and the holiday plant shutdowns. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

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

Impact of COVID-19

During our second quarter of fiscal year 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The pandemic triggered a significant downturn in global commerce and these challenging market conditions may continue for an extended period of time. As a result of the spread of COVID-19, we have also experienced disruption and delays in our supply chain, availability of labor, customer demand changes, and logistics challenges, including our customers’ ability to inspect and take delivery of vehicles.

As the global economy continues to recover from COVID-19 related disruption, labor and significant supply chain challenges, such as shortages in semiconductors, subcomponents and increased prices of raw materials, such as steel and aluminum, have impacted operations of companies on a global scale. Such supply chain disruptions during the first quarter of fiscal year 2022 impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and take measures to mitigate the associated risks.

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

Results of Operations

	Three Months Ended January 31,
($ in millions)	2022	2021
Net sales	$537.0	$554.0
Gross profit	55.8	61.7
Selling, general and administrative	47.6	47.1
Restructuring	3.7	1.0
Loss on business held for sale	—	3.8
Loss on acquisition of business	—	0.4
Benefit for income taxes	(1.8)	—
Net loss	(0.7)	—

Net loss per common share
Basic	$(0.01)	$—
Diluted	$(0.01)	$—
Dividends declared per common share	$0.05	$—

Adjusted EBITDA	$18.3	$23.2
Adjusted Net Income	$8.0	$8.8

Net Sales	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Net sales	$537.0	-3.1%	$554.0

Net Sales: Consolidated net sales decreased $17.0 million for the three months ended January 31, 2022 compared to the prior year quarter, primarily due to a decrease in net sales within the F&E segment, partially offset by an increase in net sales within the Commercial and Recreation segments. The decrease in sales in the F&E segment was primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from supply chain and labor constraints compared to the prior year quarter, partially offset by price realization. The increase in sales in the Commercial segment was primarily the result of increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses compared to the prior year quarter. The increase in sales in the Recreation segment was primarily the result of price realization, partially offset by lower line rates and decreased unit shipments related to supply chain disruption and labor constraints compared to the prior year quarter.

Gross Profit	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Gross profit	$55.8	-9.6%	$61.7
% of net sales	10.4%		11.1%

Gross Profit: Consolidated gross profit decreased $5.9 million for the three months ended January 31, 2022 compared to the prior year quarter. The decrease in gross profit was primarily attributable to lower sales and inefficiencies related to supply chain and labor constraints within the F&E segment, and inflationary pressures across all segments, partially offset by increased sales in the Commercial and Recreation segments and price realization.

Selling, General and Administrative	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Selling, general and administrative	$47.6	1.1%	$47.1

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $0.5 million for the three months ended January 31, 2022 compared to the prior year quarter. The increase in SG&A costs for the three months ended January 31, 2022 was primarily due to an increase in travel and tradeshow costs as compared to the prior year quarter.

Restructuring	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Restructuring	$3.7	270.0%	$1.0

Restructuring: Consolidated restructuring costs increased $2.7 million for the three months ended January 31, 2022 compared to the prior year quarter. Restructuring costs for the three months ended January 31, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring, of the Notes to Condensed Unaudited Consolidated Financial Statements.

Loss on Business Held for Sale	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Loss on Business Held for Sale	$—	100.0%	$3.8

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

Loss on Acquisition of Business	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Loss on Acquisition of Business	$—	100.0%	$0.4

Loss on Acquisition of Business: During the first quarter of fiscal year 2021, the preliminary purchase price allocation of the Spartan ER acquisition was updated to reflect immaterial measurement period adjustments made to inventories, warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million.

Benefit for income taxes	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Benefit for income taxes	$(1.8)	n/m	$—

Benefit for Income Taxes: Consolidated income tax benefit was $1.8 million for the three months ended January 31, 2022, or 71.9% of pre-tax loss, compared to $0.0 million, for the three months ended January 31, 2021. Results for the three months ended January 31, 2022 were favorably impacted by $1.2 million of net discrete tax benefits primarily related to stock-based compensation tax deductions.

Net loss	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Net loss	$(0.7)	n/m	$—

Net Loss: Consolidated net loss increased $0.7 million for the three months ended January 31, 2022 compared to the prior year quarter primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Adjusted EBITDA	$18.3	-21.1%	$23.2

Consolidated Adjusted EBITDA decreased $4.9 million for the three months ended January 31, 2022 compared to the prior year quarter, primarily due to a decrease in Adjusted EBITDA in the F&E segment, partially offset by higher Adjusted EBITDA in the Commercial and Recreation segments, and lower corporate expense.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Loss to Adjusted EBITDA tables and related footnotes.

Adjusted Net Income	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Adjusted Net Income	$8.0	-9.1%	$8.8

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Loss to Adjusted EBITDA tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Net sales	$237.4	-15.4%	$280.6
Adjusted EBITDA	1.8	-82.4%	10.2
Adjusted EBITDA % of net sales	0.8%		3.6%

F&E segment net sales decreased $43.2 million for the three months ended January 31, 2022 compared to the prior year quarter. The decrease in net sales was primarily due to decreased shipments of fire apparatus and ambulance units resulting from supply chain disruption and labor constraints, partially offset by price realization.

F&E segment Adjusted EBITDA decreased $8.4 million for the three months ended January 31, 2022 compared to the prior year quarter. The decrease was primarily due to lower sales volume, inefficiencies related to supply chain disruption and labor constraints, and inflationary pressures, partially offset by price realization.

Commercial Segment

	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Net sales	$97.5	17.3%	$83.1
Adjusted EBITDA	7.8	9.9%	7.1
Adjusted EBITDA % of net sales	8.0%		8.5%

Commercial segment net sales increased $14.4 million for the three months ended January 31, 2022 compared to the prior year quarter. The increase in net sales compared to the prior year quarter was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses.

Commercial segment Adjusted EBITDA increased $0.7 million for the three months ended January 31, 2022 compared to the prior year quarter. The increase was primarily due to higher shipments of school bus and terminal trucks and price realization, partially offset by inflationary pressures, an unfavorable mix of school buses and municipal transit buses, and greater sales contribution of lower margin terminal trucks and street sweepers.

Recreation Segment

	Three Months Ended
($ in millions)	January 31, 2022	Change	January 31, 2021
Net sales	$202.6	6.5%	$190.2
Adjusted EBITDA	17.1	13.2%	15.1
Adjusted EBITDA % of net sales	8.4%		7.9%

Recreation segment net sales increased $12.4 million for the three months ended January 31, 2022 compared to the prior year quarter. The increase was primarily due to strong price realization and favorable mix, partially offset by lower line rates and unit shipments related to supply chain disruption and labor constraints in certain businesses.

Recreation segment Adjusted EBITDA increased $2.0 million for the three months ended January 31, 2022 compared to the prior year quarter. The increase was primarily due to strong price realization and favorable mix, partially offset by inefficiencies resulting from supply chain disruption and labor constraints, and inflationary pressures.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	January 31, 2022	January 31, 2021
Fire & Emergency	$1,655.1	$1,017.9
Commercial	459.8	234.0
Recreation	1,282.6	754.3
Total Backlog	$3,397.5	$2,006.2

Each of our three segments has a backlog of new vehicle orders that generally extends out from two to twelve months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of January 31, 2022, our backlog was $3,397.5 million compared to $2,006.2 million as of January 31, 2021. The increase in consolidated backlog was primarily due to strong order intake within the F&E, Commercial and Recreation segments. The increase in F&E segment backlog was primarily the result of strong orders for fire apparatus and ambulance units. The increase in Commercial segment backlog was primarily the result of increased orders for school buses, terminal trucks and street sweepers, partially offset by a decline in orders for municipal transit buses. The increase in Recreation segment backlog was primarily the result of strong order intake across all product categories.

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

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, including working capital requirements, dividends, share repurchases and growth strategy for at least twelve months. However, we cannot assure you that cash provided by operating activities and borrowings under the current ABL facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the current ABL facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations or may involve higher overall interest rates.

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2022 and January 31, 2021:

	Three Months Ended January 31,
($ in millions)	2022	2021
Net cash (used in) provided by operating activities	$(3.7)	$1.9
Net cash (used in) provided by investing activities	(4.4)	7.1
Net cash provided by (used in) financing activities	8.7	(11.3)
Net increase (decrease) in cash and cash equivalents	$0.6	$(2.3)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended January 31, 2022 was $3.7 million and was primarily related to decreases from the timing of accounts receivable collections and inventory receipts as well as incentive compensation payments, partially offset by increases from the timing of payables payments and customer advances, and a tax refund related to the CARES Act received during the quarter. The generation of positive cash from operating activities for the three months ended January 31, 2021, was related to a tax refund related to the CARES Act, partially offset by decreases from the timing of payables.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended January 31, 2022 was $4.4 million and was related to the cash paid for capital expenditures. Net cash provided by investing activities for the three months ended January 31, 2021 was $7.1 million and was primarily related to the proceeds from the sale of land $8.7 million partially offset by cash paid for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2022 was $8.7 million, which primarily consisted of net proceeds from our 2021 ABL Facility for $41.0 million offset by share repurchases of $24.4 million, dividends paid of $3.3 million and the payment of taxes on vested awards and other financing activities of $4.6 million. Net cash used in financing activities for the three months ended January 31, 2021 was $11.3 million, which primarily consisted of repayment of long-term debt.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. A quarterly cash dividend was declared in the amount of $.05 per share of common stock payable on April 15, 2022, to shareholders of record on March 31, 2022. During the first quarter of fiscal year 2022, we paid cash dividends of $3.3 million.

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

We were in compliance with all financial covenants under the 2021 ABL Agreement as of January 31, 2022. As of January 31, 2022, the Company’s availability under the 2021 ABL Facility was $258.3 million.

Refer to Note 9, Long-Term Debt, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as net loss for the relevant period before depreciation and amortization, interest expense, income taxes and loss on early extinguishment of debt, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as net loss, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•	our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the cash requirements necessary to service interest or principal payments on our debt;
•	the cash requirements to pay our taxes.

The following table reconciles Net Loss to Adjusted EBITDA for the periods presented:

	Three Months Ended January 31,
($ in millions)	2022	2021
Net loss	$(0.7)	$—
Depreciation and amortization	9.6	8.6
Interest expense, net	3.4	5.5
Benefit for income taxes	(1.8)	—
EBITDA	10.5	14.1
Transaction expenses(a)	0.2	2.3
Sponsor expense reimbursement(b)	0.1	0.2
Restructuring costs(c)	3.7	1.0
Restructuring related charges(d)	0.7	—
Stock-based compensation expense(e)	2.3	1.9
Legal matters(f)	0.8	0.4
Net loss on sale of assets and business held for sale(g)	—	2.7
Loss on acquisition of business(h)	—	0.4
Losses attributable to assets held for sale(i)	—	0.2
Adjusted EBITDA	$18.3	$23.2

The following table reconciles Net Loss to Adjusted Net Income for the periods presented:

	Three Months Ended January 31,
($ in millions)	2022	2021
Net loss	$(0.7)	$—
Amortization of intangible assets	2.4	2.6
Transaction expenses(a)	0.2	2.3
Sponsor expense reimbursement(b)	0.1	0.2
Restructuring costs(c)	3.7	1.0
Restructuring related charges(d)	0.7	—
Stock-based compensation expense(e)	2.3	1.9
Legal matters(f)	0.8	0.4
Net loss on sale of assets and business held for sale(g)	—	2.7
Loss on acquisition of business(h)	—	0.4
Losses attributable to assets held for sale(i)	—	0.2
Accelerated depreciation on certain property, plant, and equipment (j)	1.4	—
Income tax effect of adjustments(k)	(2.9)	(2.9)
Adjusted Net Income	$8.0	$8.8
(a)	Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)	Reflects the reimbursement of expenses to our primary equity holder.
(c)	Restructuring costs in the current fiscal quarter incurred in connection with the announced closure of certain facilities within the F&E segment and termination and severance costs.

Restructuring expenses in the prior fiscal year quarter consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate.

(d)	Reflects costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(e)	Reflects expenses associated with the vesting of equity awards including employer payroll taxes.
(f)

Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Costs include payments: (i) for fees and costs to litigate and settle non-ordinary course intellectual property disputes, (ii) for fees and costs to litigate the putative securities class actions and derivative action pending against us and certain of our directors and officers (iii) for fees to settle certain claims arising from a putative class action in the state of California (iv) fees to settle indemnification liabilities for previously disposed of businesses.

(g)

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $3.8 million was recorded during the three months ended January 31, 2021. We also recorded $1.1 million gain related to the sale of land previously included within the F&E segment.

(h)	Reflects the initial gain and subsequent adjustments on the acquisition of Spartan ER, which was completed on February 1, 2020.
(i)	Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents REV Brazil during the first quarter of fiscal year 2021.
(j)	Reflects accelerated deprecation that was incurred in connection with the announced closure of certain facilities within the F&E segment.
(k)

Income tax effect of adjustments using a 26.5% effective income tax rate for the three months ended January 31, 2022 and January 31, 2021, except for certain transaction expenses and losses attributable to assets held for sale.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. Our disclosures of critical accounting policies are reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. In the first quarter of fiscal year 2022, we adopted ASU 2019-12 relating to Simplifying the Accounting for Income Taxes, as discussed in Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on December 15, 2021.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2022.

During the quarter ended January 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Information about our risk factors is disclosed in “Item 1A. Risk Factors”, in our Annual Report on Form 10-K. There are no other material changes in our risk factors from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the first quarter of fiscal year 2022 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased for the period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
November 1 - November 30, 2021	—	—	—	$146.1
December 1 - December 31, 2021	1,625,920	$12.17	1,875,920	$126.3
January 1 - January 31, 2022	354,239	$12.84	2,230,159	$121.8
Total	1,980,159

(1)

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the first quarter of fiscal year 2022, the Company repurchased 1,980,159 shares under this repurchase program at a total cost of $24.4 million at an average price of $12.29 per share.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During first quarter of fiscal year 2022, the Company paid cash dividends of $3.3 million. Our ability to pay dividends is dependent on our ABL loan and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

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

REV GROUP, INC.

Date: March 9, 2022	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Date: March 9, 2022	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Financial Officer