Form 10-Q
period 2022-04-30
REV Group, Inc.
filed 2022-06-07
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 3, 2022, the registrant had 60,973,366 shares of common stock, $0.001 par value per share, outstanding.

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

Website and Social Media Disclosure

We use our website (www.revgroup.com) and corporate Twitter account (@revgroupinc) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website (investors.revgroup.com). Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	April 30, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5.9	$13.3
Accounts receivable, net	222.2	213.3
Inventories, net	562.9	481.7
Other current assets	27.9	52.7
Assets held for sale	5.7	—
Total current assets	824.6	761.0
Property, plant and equipment, net	144.4	157.6
Goodwill	157.3	157.3
Intangible assets, net	121.9	126.3
Right of use assets	22.6	19.1
Other long-term assets	15.0	17.0
Total assets	$1,285.8	$1,238.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144.7	$116.2
Customer advances	275.3	210.6
Accrued warranty	21.2	22.3
Short-term lease obligations	7.7	7.1
Other current liabilities	68.3	80.8
Total current liabilities	517.2	437.0
Long-term debt	243.0	215.0
Deferred income taxes	23.4	21.4
Long-term lease obligations	15.7	12.8
Other long-term liabilities	23.0	33.3
Total liabilities	822.3	719.5
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 61,447,894 and 64,584,291 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	456.0	502.1
Retained earnings	7.3	16.7
Accumulated other comprehensive income (loss)	0.1	(0.1)
Total shareholders' equity	463.5	518.8
Total liabilities and shareholders' equity	$1,285.8	$1,238.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Net sales	$576.3	$643.6	$1,113.3	$1,197.6
Cost of sales	519.2	556.2	1,000.4	1,048.5
Gross profit	57.1	87.4	112.9	149.1
Operating expenses:
Selling, general and administrative	50.5	48.7	98.1	95.8
Research and development costs	0.8	1.5	2.0	2.8
Amortization of intangible assets	2.0	2.5	4.4	5.1
Restructuring	2.9	—	6.6	1.0
Total operating expenses	56.2	52.7	111.1	104.7
Operating income	0.9	34.7	1.8	44.4
Interest expense, net	3.5	5.5	6.9	11.0
Loss on early extinguishment of debt	—	1.4	—	1.4
Loss on sale of business or business held for sale	0.1	—	0.1	3.8
Loss on acquisition of business	—	—	—	0.4
(Loss) income before (benefit) provision for income taxes	(2.7)	27.8	(5.2)	27.8
(Benefit) provision for income taxes	(0.4)	7.2	(2.2)	7.2
Net (loss) income	$(2.3)	$20.6	$(3.0)	$20.6

Other comprehensive income (loss), net of tax	0.1	(0.2)	—	(0.2)
Comprehensive (loss) income	$(2.2)	$20.4	$(3.0)	$20.4

Net (loss) income per common share:
Basic	$(0.04)	$0.32	$(0.05)	$0.32
Diluted	$(0.04)	$0.31	$(0.05)	$0.32
Dividends declared per common share	$0.05	$—	$0.10	$—

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3.0)	$20.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18.3	16.7
Amortization of debt issuance costs	0.8	1.2
Stock-based compensation expense	4.5	3.4
Deferred income taxes	2.0	1.3
Loss on early extinguishment of debt	—	1.4
Gain on sale of assets	(0.3)	(1.7)
Loss on sale of business or business held for sale	0.1	3.8
Loss on acquisition of business	—	0.4
Changes in operating assets and liabilities, net	5.0	(10.0)
Net cash provided by operating activities	27.4	37.1
Cash flows from investing activities:
Purchase of property, plant and equipment	(8.5)	(8.6)
Proceeds from sale of assets	2.6	11.9
Net cash (used in) provided by investing activities	(5.9)	3.3
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	28.0	266.0
Repayment of long-term debt	—	(303.4)
Payment of dividends	(6.4)	—
Payment of debt issuance costs	—	(7.0)
Repurchase and retirement of common stock	(45.9)	—
Other financing activities	(4.6)	0.3
Net cash used in financing activities	(28.9)	(44.1)
Net decrease in cash and cash equivalents	(7.4)	(3.7)
Cash and cash equivalents, beginning of period	13.3	11.4
Cash and cash equivalents, end of period	$5.9	$7.7

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$5.6	$9.5
Income taxes, net of refunds	$(15.5)	$(6.9)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	(Loss) Income	Equity
Balance, October 31, 2021	$0.1	64,584,291 Sh.	$502.1	$16.7	$(0.1)	$518.8
Net loss				(0.7)		(0.7)
Stock-based compensation expense			2.3			2.3
Exercise of common stock options	—	2,400 Sh.	—			—
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	274,485 Sh.	(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards		242,999 Sh.	(2.6)			(2.6)
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,980,159 Sh.)	(24.4)			(24.4)
Dividends declared on common stock				(3.3)		(3.3)
Balance, January 31, 2022	$0.1	63,124,016 Sh.	$475.3	$12.7	$—	$488.1
Net loss				(2.3)		(2.3)
Stock-based compensation expense			2.2			2.2
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,676,122 Sh.)	(21.5)			(21.5)
Dividends declared on common stock				(3.1)		(3.1)
Balance, April 30, 2022	$0.1	61,447,894 Sh.	$456.0	$7.3	$0.1	$463.5

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Deficit	Loss	Equity
Balance, October 31, 2020	$0.1	63,403,326 Sh.	$496.1	$(21.1)	$(2.8)	$472.3
Net income (loss)				—		—
Stock-based compensation expense			1.9			1.9
Exercise of common stock options	—	6,000 Sh.	0.2			0.2
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	901,313 Sh.	(1.1)			(1.1)
Settlement of liability classified award	—	169,142 Sh.	2.0			2.0
Balance, January 31, 2021	$0.1	64,479,781 Sh.	$499.1	$(21.1)	$(2.8)	$475.3
Net income				20.6		20.6
Other comprehensive loss, net of tax					(0.2)	(0.2)
Stock-based compensation expense			1.6			1.6
Exercise of common stock options	—	191,000 Sh.	1.5			1.5
Issuance of restricted stock awards	—	63,615 Sh.	—			—
Balance, April 30, 2021	$0.1	64,734,396 Sh.	$502.2	$(0.5)	$(3.0)	$498.8

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 44.9% of REV Group’s voting equity as of April 30, 2022. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended April 30, 2022 and April 30, 2021, the Company did not incur expenses associated with its primary equity holder. During the six months ended April 30, 2022 and April 30, 2021, the Company reimbursed expenses of its primary equity holder of $0.1 million and $0.2 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in “Cost of Sales” in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers request bill and hold transactions. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory and is ready for physical transfer to the customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets when received. The corresponding performance obligations are generally satisfied within one year of the contract inception. During the three months ended April 30, 2022 and April 30, 2021, the Company recognized $26.7 million and $33.7 million, respectively, of revenue that was included in the customer advance balances of $210.6 million and $170.1 million as of October 31, 2021 and October 31, 2020, respectively. During the six months ended April 30, 2022 and April 30, 2021, the Company recognized $57.8 million and $85.1 million, respectively, of revenue that was included in the customer advance balances of $210.6 million and $170.1 million as of October 31, 2021 and October 31, 2020, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

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

During the three and six months ended April 30, 2022, the Company recognized total operating lease costs of $2.2 million and $4.2 million, respectively, and paid cash of $2.5 million and $4.8 million, respectively, for amounts included in the measurement of lease liabilities. During the three and six months ended April 30, 2021, the Company recognized total operating lease costs of $2.4 million and $4.7 million, respectively, and paid cash of $2.4 million and $4.8 million, respectively, for amounts included in the measurement of lease liabilities.

At April 30, 2022, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining six months of fiscal year 2022	$4.8
2023	6.5
2024	4.4
2025	2.9
2026	1.6
Thereafter	6.9
Total undiscounted lease payments	27.1
Less: imputed interest	(3.7)
Total lease liabilities	$23.4

As of April 30, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.6 years and 5.1%, respectively.

As of April 30, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.3 years and 5.0%, respectively.

Note 4. Inventories

Inventories consisted of the following:

	April 30, 2022	October 31, 2021
Chassis	$46.3	$33.5
Raw materials & parts	215.4	188.0
Work in process	282.9	231.0
Finished products	29.7	39.4
	574.3	491.9
Less: reserves	(11.4)	(10.2)
Total inventories, net	$562.9	$481.7

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2022	October 31, 2021
Land & land improvements	$18.5	$19.1
Buildings & improvements	99.0	107.5
Machinery & equipment	88.7	88.6
Rental & used vehicles	2.1	2.5
Computer hardware & software	58.7	58.9
Office furniture & fixtures	3.9	4.3
Construction in process	8.5	7.8
	279.4	288.7
Less: accumulated depreciation	(135.0)	(131.1)
Total property, plant and equipment, net	$144.4	$157.6

Depreciation expense was $6.7 million and $5.5 million for the three months ended April 30, 2022, and April 30, 2021, respectively, and $13.9 million and $11.6 million for the six months ended April 30, 2022, and April 30, 2021, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	April 30, 2022	October 31, 2021
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

There was no change in the net carrying value of goodwill for the three and six months ended April 30, 2022 and April 30, 2021.

Intangible assets (excluding goodwill) consisted of the following:

	April 30, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived customer relationships	8.0	$43.7	$(29.2)	$14.5
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(29.2)	$121.9

	October 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(47.3)	$18.9
Non-compete agreements	5.0	2.0	(2.0)	—
		68.2	(49.3)	18.9
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(49.3)	$126.3

Amortization expense was $2.0 million and $2.5 million for the three months ended April 30, 2022, and April 30, 2021, respectively, and $4.4 million and $5.1 million for the six months ended April 30, 2022 and April 30, 2021, respectively. As of April 30, 2022 and April 30, 2021, fully amortized intangible assets and the related accumulated amortization related to customer relationships and non-compete agreements and trade names, were written off, respectively.

Note 7. Divestiture Activities

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest of its REV Brazil business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of April 30, 2021. The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to this business, was greater than their fair value, less costs to sell, resulting in a loss of $3.8 million, which is included in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended April 30, 2021. The REV Brazil business is reported as part of the Fire & Emergency segment.

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

Note 8. Restructuring and Other Related Charges

In September 2021, the Company announced that it would close its Kovatch Mobile Equipment (“KME”) production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing Fire and Emergency (“F&E”) segment facilities within the United States. The production facilities are being closed to better align our manufacturing footprint, to access our broad operational expertise and resources, enhance quality and improve delivery times by leveraging the advanced manufacturing capabilities that we have throughout the F&E segment.

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. For the three months ended April 30, 2022, the Company recorded restructuring charges of $2.9 million and additional charges of $5.3 million consisting of $3.2 million of production inefficiencies, $0.9 million of accelerated depreciation and $1.2 million of other costs. For the six months ended April 30, 2022, the Company recorded restructuring charges of $6.6 million and additional charges of $7.4 million consisting of $3.9 million of production inefficiencies, $2.3 million of accelerated depreciation and $1.2 million of other costs.

The Company expects to incur additional restructuring costs between $1.0 to $2.0 million and restructuring related and other charges of $0.5 million and $1.0 million related to this activity.

Pre-tax restructuring charges were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Three Months Ended April 30, 2022
Fire & Emergency	$1.3	$1.6	$—	$2.9

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Six Months Ended April 30, 2022
Fire & Emergency	$4.1	$2.5	$—	$6.6

Changes in the Company’s restructuring reserves related to the initiatives announced during fiscal year 2021 were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairment	Total
Balance at beginning of the period	$1.0	$—	$—	$1.0
Restructuring provision	4.1	2.5	—	6.6
Utilized - cash	(2.2)	(2.0)	—	(4.2)
Utilized - noncash		(0.5)	—	(0.5)
Balance at end of the period	$2.9	$—	$—	$2.9

As of April 30, 2022 the Company had ceased production activities at the Nesquehoning, PA and Roanoke, VA locations. During the three months ended, April 30, 2022, the Company sold certain properties, machinery and equipment previously used at the Nesquehoning, PA location. The net proceeds received from this sale was $2.0 million, which has been included as a cash inflow from investing activities under the "Proceeds from sale of assets" caption within the Condensed Unaudited Consolidated Statement of Cash flow for the six months ended April 30, 2022. No gain or loss was recorded in connection with this sale.

Additional assets to be disposed of in connection with this relocation met the held for sale criteria as of April 30, 2022. The carrying value of the net assets held for sale, was equal to their fair value less cost to sell. As of April 30, 2022, these assets consisted of: Property, plant and equipment, net—$5.2 million, Inventories, net—$0.4 million and Other Assets —$0.1 million.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	April 30, 2022	October 31, 2021
2021 ABL facility	$243.0	$215.0

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

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 2.06% as of April 30, 2022. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 1.75% as of October 31, 2021.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of April 30, 2022. As of April 30, 2022, the Company’s availability under the 2021 ABL Facility was $293.6 million. As of October 31, 2021, the Company’s availability under the 2021 ABL Facility was $290.0 million.

The fair value of the 2021 ABL Facility approximated book value on April 30, 2022 and October 31, 2021.

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

Changes in the Company’s warranty liability consisted of the following:

	Six Months Ended April 30,
	2022	2021
Balance at beginning of period	$37.6	$37.0
Warranty provisions	12.5	16.7
Settlements made	(14.9)	(16.7)
Warranties for prior year acquisition	—	1.2
Balance at end of period	$35.2	$38.2

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	April 30, 2022	October 31, 2021
Current liabilities	$21.2	$22.3
Other long-term liabilities	14.0	15.3
Total warranty liability	$35.2	$37.6

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Basic weighted-average common shares outstanding	61,667,009	64,024,379	62,244,817	63,730,382
Dilutive stock options	—	89,993	—	89,115
Dilutive restricted stock awards	—	587,750	—	347,630
Dilutive restricted stock units	—	509,398	—	455,164
Dilutive performance stock units	—	506,633	—	373,900
Diluted weighted-average common shares outstanding	61,667,009	65,718,153	62,244,817	64,996,191

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Anti-dilutive stock options	48,500	—	48,500	—
Anti-dilutive restricted stock awards	1,195,144	63,615	1,195,144	63,615
Anti-dilutive restricted stock units	819,202	14,044	819,202	211,536
Anti-dilutive performance stock units	—	—	—	—
Anti-dilutive common stock equivalents	2,062,846	77,659	2,062,846	275,151

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded an income tax benefit of $0.4 million for the three months ended April 30, 2022, or 14.8% of pre-tax loss, compared to $7.2 million of expense, or 25.8% of pretax income, for the three months ended April 30, 2021. Results for the three months ended April 30, 2022 were unfavorably impacted by $0.3 million of net discrete tax expense related to the loss of a tax attribute. Results for the three months ended April 30, 2021 were favorably impacted by $0.1 million of net discrete tax benefit primarily related to stock-based compensation tax deductions.

The Company recorded an income tax benefit of $2.2 million for the six months ended April 30, 2022, or 42.3% of pre-tax loss, compared to $7.2 million of expense, or 25.9% of pretax income, for the six months ended April 30, 2021. Results for the six months ended April 30, 2022 were favorably impacted by $0.9 million of net discrete tax benefit primarily related to stock-based compensation tax deductions. Results for the six months ended April 30, 2021 were favorably impacted by $1.2 million of net discrete tax benefit related primarily to the recognition of deferred taxes on assets classified as held for sale and stock-based compensation tax deductions. The Company periodically evaluates its valuation allowance requirements as facts and circumstances change and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate.

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.1 million as of April 30, 2022 and $4.0 million as of October 31, 2021. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of April 30, 2022 and the Consolidated Balance Sheets as of October 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2022, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	April 30, 2022	October 31, 2021
Performance, bid and specialty bonds	$538.1	$480.0
Open standby letters of credit	12.9	23.6
Total	$551.0	$503.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $6.8 million and $13.9 million as of April 30, 2022 and October 31, 2021, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $202.8 million and $185.8 million as of April 30, 2022, and October 31, 2021, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding as of April 30, 2022 and October 31, 2021 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $11.7 million and $14.8 million at April 30, 2022 and October 31, 2021, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action that had been pending against the Company and certain of its officers and directors have each been settled. These actions collectively purported to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also named certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions sought certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The consolidated state action was stayed in favor of the consolidated federal action. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval of the settlement. The settlement payment is being fully covered by the Company’s insurers. The settlement payment and the related insurance proceeds were recorded in other current liabilities and other current assets, respectively, in the Company’s Consolidated Balance Sheets as of October 31, 2021. On August 24, 2021, the court preliminarily approved the settlement. Notice was then given to the classes certified for settlement, and the court entered a final judgment approving the settlement on December 9, 2021. During the first quarter of fiscal year 2022, the Company’s insurers made the final settlement payment. As of April 30, 2022, there are no further amounts recorded in the Condensed Unaudited Consolidated Balance Sheets.

Two purported derivative actions, which have since been consolidated, were also filed in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The parties to the consolidated derivative actions reached a settlement in principle on all issues other than plaintiffs’ counsel’s attorneys’ fees on or about February 17, 2021, and an agreement with respect to plaintiffs’ counsel’s attorneys’ fees on or about November 3, 2021. The plaintiffs filed a stipulation of settlement for the derivative actions with the court and moved for preliminary approval of the settlement on January 14, 2022. The motion for preliminary approval of the derivative settlement remains pending.

Note 14. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes Emergency One (“E-ONE”), KME, Ferrara, Spartan Emergency Response (“Spartan ER”), American Emergency Vehicles, Leader Emergency Vehicles, Horton Emergency Vehicles and REV Group Orlando. These business units manufacture, market and distribute commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended April 30, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$245.0	$90.7	$241.0	$(0.4)	$576.3
Depreciation and amortization	$4.0	$0.8	$3.4	$0.5	$8.7
Capital expenditures	$1.8	$0.4	$1.6	$0.2	$4.0
Total assets	$657.8	$228.8	$347.2	$52.0	$1,285.8
Adjusted EBITDA	$(2.2)	$4.4	$28.7	$(7.1)

	Three Months Ended April 30, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$307.6	$98.4	$237.9	$(0.3)	$643.6
Depreciation and amortization	$3.0	$0.7	$3.5	$0.8	$8.0
Capital expenditures	$3.6	$0.3	$0.9	$0.9	$5.7
Total assets	$694.4	$208.1	$330.7	$59.7	$1,292.9
Adjusted EBITDA	$21.7	$8.3	$25.1	$(9.6)

	Six Months Ended April 30, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$482.4	$188.3	$443.6	$(1.0)	$1,113.3
Depreciation and amortization	$8.4	$1.5	$7.3	$1.1	$18.3
Capital expenditures	$4.2	$1.0	$2.7	$0.6	$8.5
Total assets	$657.8	$228.8	$347.2	$52.0	$1,285.8
Adjusted EBITDA	$(0.4)	$12.2	$45.8	$(15.5)

	Six Months Ended April 30, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$588.2	$181.5	$428.0	$(0.1)	$1,197.6
Depreciation and amortization	$6.1	$1.5	$7.1	$2.0	$16.7
Capital expenditures	$4.9	$1.1	$1.3	$1.3	$8.6
Total assets	$694.4	$208.1	$330.7	$59.7	$1,292.9
Adjusted EBITDA	$31.9	$15.5	$40.2	$(18.7)

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

Provided below is a reconciliation of segment Adjusted EBITDA to net (loss) income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Fire & Emergency Adjusted EBITDA	$(2.2)	$21.7	$(0.4)	$31.9
Commercial Adjusted EBITDA	4.4	8.3	12.2	15.5
Recreation Adjusted EBITDA	28.7	25.1	45.8	40.2
Corporate and Other Adjusted EBITDA	(7.1)	(9.6)	(15.5)	(18.7)
Depreciation and amortization	(8.7)	(8.0)	(18.3)	(16.7)
Interest expense, net	(3.5)	(5.5)	(6.9)	(11.0)
Benefit (provision) for income taxes	0.4	(7.2)	2.2	(7.2)
Transaction expenses	(0.3)	(0.3)	(0.5)	(2.7)
Sponsor expense reimbursement	—	—	(0.1)	(0.2)
Restructuring costs	(2.9)	—	(6.6)	(1.0)
Restructuring related charges	(4.4)	(0.3)	(5.1)	(0.3)
Stock-based compensation expense	(2.2)	(1.7)	(4.5)	(3.6)
Legal matters	(4.4)	—	(5.2)	(0.4)
Loss on early extinguishment of debt	—	(1.4)	—	(1.4)
Net loss on sale of assets and business held for sale	(0.1)	—	(0.1)	(2.7)
Loss on acquisition of business	—	—	—	(0.4)
Losses attributable to assets held for sale	—	(0.5)	—	(0.7)
Net (loss) income	$(2.3)	$20.6	$(3.0)	$20.6

Note 15. Stock Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the three and six months ended April 30, 2022, the Company repurchased and retired 1,676,122 and 3,656,281 shares under this repurchase program at a total cost of $21.5 million and $45.9 million and at an average price of $12.84 per share and $12.54 per share, respectively.

Note 16. Subsequent Events

Quarterly Dividend

On June 2, 2022, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on July 15, 2022 to shareholders of record on June 30, 2022.

On March 23, 2020, the board of directors granted Mr. Rodney Rushing a one-time performance stock unit award under the REV Group, Inc. 2016 Omnibus Incentive Plan. On June 2, 2022, the board of directors approved an extension of the performance period of the award by one year until October 31, 2024.

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

Overview

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire and Emergency (“F&E”), Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 89% of our net sales during the second quarter of fiscal year 2022 came from products where we believe we hold such share position.

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

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons and production days for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season. Additionally, the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations and the holiday plant shutdowns. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

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

As the global economy continues to recover from COVID-19 related disruption, labor and significant supply chain challenges, such as shortages in semiconductors, subcomponents and increased prices of raw materials, such as steel and aluminum, have impacted operations of companies on a global scale. Such supply chain disruptions during the first and second quarters of fiscal year 2022 impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and take measures to mitigate the associated risks.

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

Russia-Ukraine War

In late February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. Although we do not have direct suppliers based in Russia or Ukraine, additional supply delays and possible shortages of critical components may arise as the conflict progresses and if certain suppliers’ operations and/or subcomponent supply from affected countries are disrupted further. We will continue to monitor and assess the impacts of the Russia-Ukraine war on macroeconomic conditions, our suppliers’ ability to deliver products and cybersecurity risks. See “Risk Factors” below.

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2022	2021	2022	2021
Net sales	$576.3	$643.6	$1,113.3	$1,197.6
Gross profit	57.1	87.4	112.9	149.1
Selling, general and administrative	50.5	48.7	98.1	95.8
Restructuring	2.9	—	6.6	1.0
Loss on early extinguishment of debt	—	1.4	—	1.4
Loss on sale of business or business held for sale	0.1	—	0.1	3.8
Loss on acquisition of business	—	—	—	0.4
(Benefit) provision for income taxes	(0.4)	7.2	(2.2)	7.2
Net (loss) income	(2.3)	20.6	(3.0)	20.6

Net (loss) income per common share
Basic	$(0.04)	$0.32	$(0.05)	$0.32
Diluted	$(0.04)	$0.31	$(0.05)	$0.32
Dividends declared per common share	$0.05	$—	$0.10	$—

Adjusted EBITDA	$23.8	$45.5	$42.1	$68.9
Adjusted Net Income	$10.6	$25.7	$18.6	$34.6

Net Sales	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Net sales	$576.3	-10.5%	$643.6	$1,113.3	-7.0%	$1,197.6

Net Sales: Consolidated net sales decreased $67.3 million for the three months ended April 30, 2022 compared to the prior year quarter, primarily due to a decrease in net sales within the F&E and Commercial segments, partially offset by an increase in net sales within the Recreation segment. The decrease in net sales in the F&E segment was primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from supply chain constraints and an unfavorable mix of fire apparatus, partially offset by price realization. The decrease in net sales in the Commercial segment was primarily due to decreased shipments of municipal transit buses, partially offset by increased shipments of terminal trucks and street sweepers, and price realization. The increase in net sales in the Recreation segment was primarily the result of price realization and favorable mix, partially offset by lower line rates and decreased unit shipments related to supply chain disruption and labor constraints in certain businesses.

Consolidated net sales decreased $84.3 million for the six months ended April 30, 2022 compared to the prior year period, primarily due to a decrease in net sales within the F&E segment, partially offset by an increase in net sales within the Commercial and Recreation segments. The decrease in sales in the F&E segment was primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from supply chain and labor constraints, and an unfavorable mix of fire apparatus, partially offset by price realization. The increase in the Commercial segment net sales compared to the prior year period was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses. The increase in Recreation segment net sales was primarily the result of price realization and favorable mix, partially offset by lower line rates and decreased unit shipments related to supply chain disruption and labor constraints in certain businesses.

Gross Profit	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Gross profit	$57.1	-34.7%	$87.4	$112.9	-24.3%	$149.1
% of net sales	9.9%		13.6%	10.1%		12.4%

Gross Profit: Consolidated gross profit decreased $30.3 million for the three months ended April 30, 2022 compared to the prior year quarter. The decrease in gross profit was primarily attributable to lower net sales, inefficiencies related to supply chain constraints and costs associated with relocating production of KME branded fire apparatus to other F&E segment facilities within the F&E segment, inflationary pressures, and an unfavorable mix within the F&E and Commercial segments, partially offset by price realization and a favorable mix in the Recreation segment.

Consolidated gross profit decreased $36.2 million for the six months ended April 30, 2022 compared to the prior year period. The decrease in gross profit was primarily attributable to lower net sales within the F&E segment, inefficiencies related to supply chain, labor constraints, and relocating production of KME branded fire apparatus to other F&E segment facilities within the F&E segment, inflationary pressures, and unfavorable mix within the F&E and Commercial segments, partially offset by price realization and a favorable mix in the Recreation segment.

Selling, General and Administrative	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Selling, general and administrative	$50.5	3.7%	$48.7	$98.1	2.4%	$95.8

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $1.8 million for the three months ended April 30, 2022 compared to the prior year quarter. The increase in SG&A costs for the three months ended April 30, 2022 was primarily due to an increase in travel and legal settlement costs.

Consolidated SG&A costs increased $2.3 million for the six months ended April 30, 2022 compared to the prior year period. The increase in SG&A costs for the six months ended April 30, 2022, was primarily due to an increase in travel and legal settlement costs.

Restructuring	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Restructuring	$2.9	n/m	$—	$6.6	560.0%	$1.0

Restructuring: Consolidated restructuring costs increased $2.9 million for the three months ended April 30, 2022 compared to the prior year quarter. Restructuring costs for the three months ended April 30, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to Condensed Unaudited Consolidated Financial Statements.

Consolidated restructuring costs increased $5.6 million for the six months ended April 30, 2022 compared to the prior year. Restructuring costs for the six months ended April 30, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to Condensed Unaudited Consolidated Financial Statements.

Loss on Early Extinguishment of Debt	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Loss on early extinguishment of debt	$—	-100.0%	$1.4	$—	-100.0%	$1.4

Loss on Early Extinguishment of Debt: Reflects losses recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

Loss on Sale of Business or Business Held for Sale	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Loss on sale of business or business held for sale	$0.1	n/m	$—	$0.1	-97.4%	$3.8

Loss on Sale of Business or Business Held for Sale: Consolidated losses on sale of business or business held for sale increased by $0.1 million for the three months ended April 30, 2022 compared to the prior year quarter. This was related to the restructuring activities noted within Note 8, Restructuring and Other Related Charges.

Consolidated losses on sale of business or business held for sale decreased by $3.7 million for the six months ended April 30, 2022 compared to the prior year period. In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $3.8 million was recorded during the six months ended April 30, 2021. Refer to Note 7, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Loss on Acquisition of Business	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Loss on acquisition of business	$—	n/m	$—	$—	-100.0%	$0.4

Loss on Acquisition of Business: During the first quarter of fiscal year 2021, the preliminary purchase price allocation of the Spartan ER acquisition was updated to reflect immaterial measurement period adjustments made to inventories, warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million.

(Benefit) Provision for Income Taxes	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
(Benefit) provision for income taxes	$(0.4)	-105.6%	$7.2	$(2.2)	-130.6%	$7.2

(Benefit) Provision for Income Taxes: Consolidated income tax benefit was $0.4 million for the three months ended April 30, 2022, or 14.8% of pre-tax loss, compared to $7.2 million of expense, or 25.8% of pretax income, for the three months ended April 30, 2021. Results for the three months ended April 30, 2022 were unfavorably impacted by $0.3 million of net discrete tax expense related to the loss of a tax attribute. Results for the three months ended April 30, 2021 were favorably impacted by $0.1 million of net discrete tax benefit primarily related to stock-based compensation tax deductions.

Consolidated income tax benefit was $2.2 million for the six months ended April 30, 2022, or 42.3% of pre-tax loss, compared to $7.2 million of expense, or 25.9% of pretax income, for the six months ended April 30, 2021. Results for the six months ended April 30, 2022 were favorably impacted by $0.9 million of net discrete tax benefit primarily related to stock-based compensation tax deductions. Results for the six months ended April 30, 2021 were favorably impacted by $1.2 million of net discrete tax benefit related primarily to the recognition of deferred taxes on assets classified as held for sale and stock-based compensation tax deductions.

Net (loss) income	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Net (loss) income	$(2.3)	-111.2%	$20.6	$(3.0)	-114.6%	$20.6

Net (Loss) Income: Consolidated net (loss) income decreased $22.9 million for the three months ended April 30, 2022 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net (loss) income decreased $23.6 million for the six months ended April 30, 2022 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Adjusted EBITDA	$23.8	-47.7%	$45.5	$42.1	-38.9%	$68.9

Consolidated Adjusted EBITDA decreased $21.7 million for the three months ended April 30, 2022 compared to the prior year quarter, primarily due to a decrease in Adjusted EBITDA in the F&E and Commercial segments, partially offset by higher Adjusted EBITDA in the Recreation segment.

Consolidated Adjusted EBITDA decreased $26.8 million for the six months ended April 30, 2022 compared to the prior year period, due to a decrease in Adjusted EBITDA in the F&E and Commercial segments, partially offset by higher Adjusted EBITDA in the Recreation segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of (Loss) Income to Adjusted EBITDA and Adjusted Net Incomes tables and related footnotes.

Adjusted Net Income	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Adjusted Net Income	$10.6	-58.8%	$25.7	$18.6	-46.2%	$34.6

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net (Loss) Income to Adjusted EBITDA and Adjusted Net Incomes tables and related footnotes.

Fire & Emergency Segment

	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Net sales	$245.0	-20.4%	$307.6	$482.4	-18.0%	$588.2
Adjusted EBITDA	(2.2)	-110.1%	21.7	(0.4)	-101.3%	31.9
Adjusted EBITDA % of net sales	-0.9%		7.1%	-0.1%		5.4%

F&E segment net sales decreased $62.6 million for the three months ended April 30, 2022 compared to the prior year quarter. The decrease in net sales was primarily due to decreased shipments of fire apparatus and ambulance units resulting from supply chain disruptions and an unfavorable mix of fire apparatus, partially offset by price realization.

F&E segment net sales decreased $105.8 million for the six months ended April 30, 2022 compared to the prior year period. The decrease in net sales was primarily due to decreased shipments of fire apparatus and ambulance units resulting from supply chain disruption and labor constraints and an unfavorable mix of fire apparatus, partially offset by price realization.

F&E segment Adjusted EBITDA decreased $23.9 million for the three months ended April 30, 2022 compared to the prior year quarter. The decrease was primarily due to lower sales volume, an unfavorable mix of fire apparatus, inefficiencies related to supply chain disruptions, and inflationary pressures, partially offset by price realization.

F&E segment Adjusted EBITDA decreased $32.3 million for the six months ended April 30, 2022 compared to the prior year period. The decrease was primarily due to lower sales volume, and inefficiencies related to supply chain disruption and labor constraints, partially offset by price realization.

Commercial Segment

	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Net sales	$90.7	-7.8%	$98.4	$188.3	3.7%	$181.5
Adjusted EBITDA	4.4	-47.0%	8.3	12.2	-21.3%	15.5
Adjusted EBITDA % of net sales	4.9%		8.4%	6.5%		8.5%

Commercial segment net sales decreased $7.7 million for the three months ended April 30, 2022 compared to the prior year quarter. The decrease in net sales was primarily due to decreased shipments of municipal transit buses, partially offset by increased shipments of terminal trucks and street sweepers, and price realization.

Commercial segment net sales increased $6.8 million for the six months ended April 30, 2022 compared to the prior year period. The increase in net sales was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses.

Commercial segment Adjusted EBITDA decreased $3.9 million for the three months ended April 30, 2022 compared to the prior year quarter. The decrease was primarily due to an unfavorable mix of school buses, lower shipments and an unfavorable mix of municipal transit buses, inefficiencies related to supply chain disruptions, and inflationary pressures, partially offset by increased shipments and improved profitability of terminal trucks and price realization.

Commercial segment Adjusted EBITDA decreased $3.3 million for the six months ended April 30, 2022 compared to the prior year period. The decrease was primarily due to an unfavorable mix of school buses, lower shipments and an unfavorable mix of municipal transit buses, inefficiencies related to supply chain disruptions, and inflationary pressures, partially offset by increased shipments of street sweepers, increased shipments and improved profitability of terminal trucks, and price realization.

Recreation Segment

	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2022	Change	April 30, 2021	April 30, 2022	Change	April 30, 2021
Net sales	$241.0	1.3%	$237.9	$443.6	3.6%	$428.0
Adjusted EBITDA	28.7	14.3%	25.1	45.8	13.9%	40.2
Adjusted EBITDA % of net sales	11.9%		10.6%	10.3%		9.4%

Recreation segment net sales increased $3.1 million for the three months ended April 30, 2022 compared to the prior year quarter. The increase was primarily due to strong price realization and favorable mix, partially offset by lower line rates and unit shipments related to supply chain disruption and labor constraints in certain businesses.

Recreation segment net sales increased $15.6 million for the six months ended April 30, 2022 compared to the prior year period. The increase was primarily due to strong price realization and favorable mix, partially offset by lower line rates and unit shipments related to supply chain disruption and labor constraints in certain businesses.

Recreation segment Adjusted EBITDA increased $3.6 million for the three months ended April 30, 2022 compared to the prior year quarter. The increase was primarily due to strong price realization and favorable mix, partially offset by inefficiencies resulting from supply chain disruption and labor constraints in certain businesses, and inflationary pressures.

Recreation segment Adjusted EBITDA increased $5.6 million for the six months ended April 30, 2022 compared to the prior year period. The increase was primarily due to strong price realization and favorable mix, partially offset by inefficiencies resulting from supply chain disruption and labor constraints in certain businesses, and inflationary pressures.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	April 30, 2022	January 31, 2022	April 30, 2021
Fire & Emergency	$1,788.3	$1,655.1	$1,099.0
Commercial	531.1	459.8	303.1
Recreation	1,302.7	1,282.6	940.5
Total Backlog	$3,622.1	$3,397.5	$2,342.6

Each of our three segments has a backlog of new vehicle orders that generally extends out from nine to eighteen months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of April 30, 2022, our backlog was $3,622.1 million compared to $2,342.6 million as of April 30, 2021. The increase in consolidated backlog was primarily due to strong order intake within the segments, and lower throughput related to supply chain and labor constraints in certain businesses. The increase in F&E segment backlog was primarily the result of strong orders for fire apparatus and ambulance units. The increase in Commercial segment backlog was primarily the result of increased orders for school buses, municipal transit buses, terminal trucks and street sweepers, partially offset by a decline in orders for municipal transit buses. The increase in Recreation segment backlog was primarily the result of strong order intake in several product categories and pricing actions.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, the improvement and expansion of existing manufacturing facilities, debt service payments and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our ABL credit facility.

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

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2022 and April 30, 2021:

	Six Months Ended April 30,
($ in millions)	2022	2021
Net cash provided by operating activities	$27.4	$37.1
Net cash (used in) provided by investing activities	(5.9)	3.3
Net cash used in financing activities	(28.9)	(44.1)
Net decrease in cash and cash equivalents	$(7.4)	$(3.7)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2022 was $27.4 million and was primarily related to the increase of customer advances and timing of payable payments, partially offset by a decrease in accounts receivable receipts, an increase in inventory, and a net loss recognized during the period. The generation of positive cash from operating activities for the six months ended April 30, 2021, was related to higher net income and a receipt of a tax refund related to the CARES Act, partially offset by decreases from the timing of payables.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended April 30, 2022 was $5.9 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets. Net cash provided by investing activities for the six months ended April 30, 2021 was $3.3 million and was primarily related to the proceeds from the sale of land for $8.7 million and other assets, partially offset by cash paid for capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2022 was $28.9 million, which primarily consisted of share repurchases of $45.9 million, dividends paid of $6.4 million and the payment of taxes on vested share based payment awards and other financing activities of $4.6 million, partially offset by net proceeds from our 2021 ABL Facility for $28.0 million. Net cash used in financing activities for the six months ended April 30, 2021 was $44.1 million, which primarily consisted of net proceeds from our 2021 ABL Facility offset by the use of those proceeds to repay the 2017 ABL Facility and Term Loan, and payments for debt issuance costs.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. A quarterly cash dividend was declared in the amount of $.05 per share of common stock payable on July 15, 2022, to shareholders of record on June 30, 2022. During the second quarter of fiscal year 2022, we paid cash dividends of $3.1 million. To date during fiscal year 2022, we have paid cash dividends of $6.4 million.

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

We were in compliance with all financial covenants under the 2021 ABL Agreement as of April 30, 2022. As of April 30, 2022, the Company’s availability under the 2021 ABL Facility was $293.6 million.

Refer to Note 9, Long-Term Debt, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as Net Income (Loss) for the relevant period before depreciation and amortization, interest expense, income taxes and loss on early extinguishment of debt, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as Net Income (Loss), as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance.

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

To determine Adjusted EBITDA, we adjust Net Income (Loss) for the following items: non-cash depreciation and amortization, interest expense, income taxes, loss on early extinguishment of debt and other items as described below. Stock-based compensation expense and sponsor expense reimbursement is excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

Adjusted EBITDA and Adjusted Net Income (Loss) have limitations as analytical tools. These are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net Income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•
our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•
changes in, or cash requirements for, our working capital needs;
•
the cash requirements necessary to service interest or principal payments on our debt;
•
the cash requirements to pay our taxes.

The following table reconciles Net (Loss) Income to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2022	2021	2022	2021
Net (loss) income	$(2.3)	$20.6	$(3.0)	$20.6
Depreciation and amortization	8.7	8.0	18.3	16.7
Interest expense, net	3.5	5.5	6.9	11.0
Loss on early extinguishment of debt	—	1.4	—	1.4
(Benefit) provision for income taxes	(0.4)	7.2	(2.2)	7.2
EBITDA	9.5	42.7	20.0	56.9
Transaction expenses(a)	0.3	0.3	0.5	2.7
Sponsor expense reimbursement(b)	—	—	0.1	0.2
Restructuring costs(c)	2.9	—	6.6	1.0
Restructuring related charges(d)	4.4	0.3	5.1	0.3
Stock-based compensation expense(e)	2.2	1.7	4.5	3.6
Legal matters(f)	4.4	—	5.2	0.4
Net loss on sale of assets and business held for sale(g)	0.1	—	0.1	2.7
Loss on acquisition of business(h)	—	—	—	0.4
Losses attributable to assets held for sale(i)	—	0.5	—	0.7
Adjusted EBITDA	$23.8	$45.5	$42.1	$68.9

The following table reconciles Net (Loss) Income to Adjusted Net Income for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2022	2021	2022	2021
Net (loss) income	$(2.3)	$20.6	$(3.0)	$20.6
Amortization of intangible assets	2.0	2.5	4.4	5.1
Transaction expenses(a)	0.3	0.3	0.5	2.7
Sponsor expense reimbursement(b)	—	—	0.1	0.2
Restructuring costs(c)	2.9	—	6.6	1.0
Restructuring related charges(d)	4.4	0.3	5.1	0.3
Stock-based compensation expense(e)	2.2	1.7	4.5	3.6
Legal matters(f)	4.4	—	5.2	0.4
Net loss on sale of assets and business held for sale(g)	0.1	—	0.1	2.7
Loss on acquisition of business(h)	—	—	—	0.4
Losses attributable to assets held for sale(i)	—	0.5	—	0.7
Loss on early extinguishment of debt(j)	—	1.4	—	1.4
Accelerated depreciation on certain property, plant, and equipment (k)	0.9	—	2.3	—
Income tax effect of adjustments(l)	(4.3)	(1.6)	(7.2)	(4.5)
Adjusted Net Income	$10.6	$25.7	$18.6	$34.6

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)
Reflects the reimbursement of expenses to our primary equity holder.
(c)
Restructuring costs in the current fiscal year incurred in connection with the announced closure of certain facilities within the F&E segment.

Restructuring expenses in the prior fiscal year consisted of personnel costs, including severance, vacation and other employee benefit payments associated with headcount reductions in Corporate.

(d)
Reflects costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(e)
Reflects expenses associated with the vesting of equity awards including employer payroll taxes.
(f)
Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Costs include payments: (i) for fees and costs to litigate and settle non-ordinary course intellectual property and dealer disputes, (ii) for fees and costs to litigate the putative securities class actions and derivative action pending against us and certain of our directors and officers (iii) for fees to settle certain claims arising from a putative class action in the state of California (iv) fees and costs to settle indemnification liabilities and other claims arising of previously disposed of businesses.
(g)
The current fiscal year reflects a loss on the sale of a business within the F&E segment as part of the restructuring activities during the second quarter of fiscal year 2022.

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
(i)
Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents REV Brazil during the first and second quarters of fiscal year 2021.
(j)
Reflects losses recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.
(k)
Reflects accelerated deprecation that was incurred in connection with the announced closure of certain facilities within the F&E segment.
(l)
Income tax effect of adjustments using a 26.5% effective income tax rate for the three and six months ended April 30, 2022 and April 30, 2021, except for certain transaction expenses and losses attributable to assets held for sale.

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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2022.

During the quarter ended April 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Information about our risk factors is disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K. Except as disclosed below, there are no other material changes in our risk factors from those disclosed in the Form 10-K.

Increased economic and political instability, including as a result of the conflict between Russia and Ukraine, may adversely affect our business, financial condition, and results of operations.

In late February 2022, Russia launched a military attack on Ukraine. In response, many countries have imposed sanctions against Russian businesses and citizens. This conflict has also resulted in significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the U.S. government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks (including increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam, and fake accounts, or other illegal activity conducted generally by bad actors seeking to take advantage of us, our partners or end-customers) against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our product offerings and/or service offerings for our products, as well as the confidentiality, availability and integrity of our data.

Although we do not have operations outside the United States, we may experience indirect impacts to our operations, such as supply chain disruptions, due to our relationships with suppliers in both of these countries. The potentially destabilizing effects of the Russia and Ukraine conflict or the potential for a larger conflict could have other effects on our business. In addition, these factors could heighten many of our known risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the second quarter of fiscal year 2022 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased for the period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
February 1 - February 28, 2022	160,183	$12.88	2,390,342	$119.7
March 1 - March 31, 2022	280,076	$13.56	2,670,418	$115.9
April 1 - April 30, 2022	1,235,863	$12.67	3,906,281	$100.2
Total	1,676,122

(1)
On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the second quarter of fiscal year 2022, the Company repurchased 1,676,122 shares under this repurchase program at a total cost of $21.5 million at an average price of $12.84 per share.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During second quarter of fiscal year 2022, the Company paid cash dividends of $3.1 million. During the six months ended April 30, 2022, the company paid cash dividends $6.4 million. Our ability to pay dividends is dependent on our ABL loan and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 5. Other Items

On March 23, 2020, the board of directors granted Mr. Rodney Rushing a one-time performance stock unit award under the REV Group, Inc. 2016 Omnibus Incentive Plan. On June 2, 2022, the board of directors approved an extension of the performance period of the award by one year until October 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Amendment dated June 2, 2022 to the initial offer letter, dated March 5, 2020, between the Registrant and Rodney Rushing
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: June 7, 2022	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Date: June 7, 2022	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Financial Officer