Form 10-Q
period 2022-07-31
REV Group, Inc.
filed 2022-09-07
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 2, 2022, the registrant had 59,323,534 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	July 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14.8	$13.3
Accounts receivable, net	224.3	213.3
Inventories, net	599.3	481.7
Other current assets	31.7	52.7
Assets held for sale	6.3	—
Total current assets	876.4	761.0
Property, plant and equipment, net	146.1	157.6
Goodwill	157.3	157.3
Intangible assets, net	120.5	126.3
Right of use assets	20.7	19.1
Other long-term assets	11.2	17.0
Total assets	$1,332.2	$1,238.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$159.2	$116.2
Customer advances	311.0	210.6
Accrued warranty	20.7	22.3
Short-term lease obligations	6.9	7.1
Other current liabilities	76.9	80.8
Total current liabilities	574.7	437.0
Long-term debt	250.0	215.0
Deferred income taxes	23.6	21.4
Long-term lease obligations	14.5	12.8
Other long-term liabilities	21.4	33.3
Total liabilities	884.2	719.5
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 59,343,192 and 64,584,291 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	434.0	502.1
Retained earnings	13.8	16.7
Accumulated other comprehensive income (loss)	0.1	(0.1)
Total shareholders' equity	448.0	518.8
Total liabilities and shareholders' equity	$1,332.2	$1,238.3

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Net sales	$594.8	$593.3	$1,708.1	$1,790.9
Cost of sales	527.0	516.7	1,527.4	1,565.2
Gross profit	67.8	76.6	180.7	225.7
Operating expenses:
Selling, general and administrative	46.1	45.2	144.2	141.0
Research and development costs	0.9	0.6	2.9	3.3
Amortization of intangible assets	1.3	2.3	5.7	7.4
Restructuring	2.3	—	8.9	1.0
Total operating expenses	50.6	48.1	161.7	152.7
Operating income	17.2	28.5	19.0	73.0
Interest expense, net	4.3	3.4	11.2	14.4
Loss on early extinguishment of debt	—	—	—	1.4
(Gain) loss on sale of business or business held for sale	—	(1.0)	0.1	2.8
Loss on acquisition of business	—	—	—	0.4
Income before provision for income taxes	12.9	26.1	7.7	54.0
Provision for income taxes	3.4	2.4	1.2	9.6
Net income	$9.5	$23.7	$6.5	$44.4

Other comprehensive income, net of tax	—	0.4	0.2	0.2
Comprehensive income	$9.5	$24.1	$6.7	$44.6

Net income per common share:
Basic	$0.16	$0.37	$0.11	$0.70
Diluted	$0.16	$0.36	$0.10	$0.68
Dividends declared per common share	$0.05	$0.05	$0.15	$0.05

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income	$6.5	$44.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.2	24.2
Amortization of debt issuance costs	1.3	1.6
Stock-based compensation expense	6.3	5.4
Deferred income taxes	2.2	0.4
Loss on early extinguishment of debt	—	1.4
Gain on sale of assets	(0.5)	(1.8)
Loss on sale of business or business held for sale	0.1	2.8
Loss on acquisition of business	—	0.4
Changes in operating assets and liabilities, net	18.4	21.8
Net cash provided by operating activities	59.5	100.6
Cash flows from investing activities:
Purchase of property, plant and equipment	(15.9)	(13.9)
Proceeds from sale of assets	2.8	12.5
Proceeds from sale of investment in China JV	1.8	—
Other investing activities	—	2.0
Net cash (used in) provided by investing activities	(11.3)	0.6
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	35.0	210.0
Repayment of long-term debt	—	(303.4)
Payment of dividends	(9.4)	(3.3)
Payment of debt issuance costs	—	(7.0)
Repurchase and retirement of common stock	(70.0)	—
Other financing activities	(2.3)	0.3
Net cash used in financing activities	(46.7)	(103.4)
Net increase (decrease) in cash and cash equivalents	1.5	(2.2)
Cash and cash equivalents, beginning of period	13.3	11.4
Cash and cash equivalents, end of period	$14.8	$9.2

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$7.6	$12.3
Income taxes, net of refunds	$(15.1)	$(0.1)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	(Loss) Income	Equity
Balance, October 31, 2021	$0.1	64,584,291 Sh.	$502.1	$16.7	$(0.1)	$518.8
Net loss				(0.7)		(0.7)
Stock-based compensation expense			2.3			2.3
Exercise of common stock options	—	2,400 Sh.	—			—
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	274,485 Sh.	(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	242,999 Sh.	(2.6)			(2.6)
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,980,159 Sh.)	(24.4)			(24.4)
Dividends declared on common stock				(3.3)		(3.3)
Balance, January 31, 2022	$0.1	63,124,016 Sh.	$475.3	$12.7	$—	$488.1
Net loss				(2.3)		(2.3)
Stock-based compensation expense			2.2			2.2
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,676,122 Sh.)	(21.5)			(21.5)
Dividends declared on common stock				(3.1)		(3.1)
Balance, April 30, 2022	$0.1	61,447,894 Sh.	$456.0	$7.3	$0.1	$463.5
Net Income				9.5		9.5
Stock-based compensation expense			1.8			1.8
Repurchase and retirement of common stock	—	(2,147,202 Sh.)	(24.1)			(24.1)
Exercise of common stock options	—	42,500 Sh.	0.3			0.3
Dividends declared on common stock				(3.0)		(3.0)
Balance, July 31, 2022	$0.1	59,343,192 Sh.	$434.0	$13.8	$0.1	$448.0

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	(Deficit) Earnings	Loss	Equity
Balance, October 31, 2020	$0.1	63,403,326 Sh.	$496.1	$(21.1)	$(2.8)	$472.3
Net income (loss)				—		—
Stock-based compensation expense			1.9			1.9
Exercise of common stock options	—	6,000 Sh.	0.2			0.2
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	901,313 Sh.	(1.1)			(1.1)
Settlement of liability classified award	—	169,142 Sh.	2.0			2.0
Balance, January 31, 2021	$0.1	64,479,781 Sh.	$499.1	$(21.1)	$(2.8)	$475.3
Net income				20.6		20.6
Other comprehensive loss, net of tax					(0.2)	(0.2)
Stock-based compensation expense			1.6			1.6
Exercise of common stock options	—	191,000 Sh.	1.5			1.5
Issuance of restricted stock awards	—	63,615 Sh.	—			—
Balance, April 30, 2021	$0.1	64,734,396 Sh.	$502.2	$(0.5)	$(3.0)	$498.8
Net income				23.7		23.7
Other comprehensive income, net of tax					0.4	0.4
Stock-based compensation expense			1.9			1.9
Exercise of common stock options	—	7,500 Sh.	—			—
Dividends declared on common stock				(3.3)		(3.3)
Balance, July 31, 2021	$0.1	64,741,896 Sh.	$504.1	$19.9	$(2.6)	$521.5

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The Condensed Unaudited Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying Condensed Unaudited Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2021. The interim results are not necessarily indicative of results for the full year.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 46.4% of REV Group’s voting equity as of July 31, 2022. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended July 31, 2022 and July 31, 2021, the Company did not incur expenses associated with its primary equity holder. During the nine months ended July 31, 2022 and July 31, 2021, the Company reimbursed expenses of its primary equity holder of $0.1 million and $0.2 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in “Cost of Sales” in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers request bill and hold transactions. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory and is ready for physical transfer to the customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets when received. During the three months ended July 31, 2022 and July 31, 2021, the Company recognized $39.9 million and $32.4 million, respectively, of revenue that was included in the customer advance balances of $210.6 million and $170.1 million as of October 31, 2021 and October 31, 2020, respectively. During the nine months ended July 31, 2022 and July 31, 2021, the Company recognized $97.7 million and $117.5 million, respectively, of revenue that was included in the customer advance balances of $210.6 million and $170.1 million as of October 31, 2021 and October 31, 2020, respectively. The Company’s payment terms do not include a significant financing component and the Company does not have significant contract assets.

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

During the three and nine months ended July 31, 2022, the Company recognized total operating lease costs of $2.2 million and $6.4 million, respectively, and paid cash of $2.5 million and $7.2 million, respectively, for amounts included in the measurement of lease liabilities. During the three and nine months ended July 31, 2021, the Company recognized total operating lease costs of $2.4 million and $7.1 million, respectively, and paid cash of $2.8 million and $7.6 million, respectively, for amounts included in the measurement of lease liabilities.

At July 31, 2022, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining three months of fiscal year 2022	$2.4
2023	6.6
2024	4.4
2025	2.9
2026	1.7
Thereafter	6.9
Total undiscounted lease payments	24.9
Less: imputed interest	(3.5)
Total lease liabilities	$21.4

As of July 31, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.7 years and 5.1%, respectively.

As of July 31, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 4.2 years and 5.0%, respectively.

Note 4. Inventories

Inventories consisted of the following:

	July 31, 2022	October 31, 2021
Chassis	$69.9	$33.5
Raw materials & parts	228.3	188.0
Work in process	282.0	231.0
Finished products	30.2	39.4
	610.4	491.9
Less: reserves	(11.1)	(10.2)
Total inventories, net	$599.3	$481.7

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2022	October 31, 2021
Land & land improvements	$18.6	$19.1
Buildings & improvements	102.0	107.5
Machinery & equipment	91.1	88.6
Rental & used vehicles	2.1	2.5
Computer hardware & software	60.0	58.9
Office furniture & fixtures	4.9	4.3
Construction in process	7.4	7.8
	286.1	288.7
Less: accumulated depreciation	(140.0)	(131.1)
Total property, plant and equipment, net	$146.1	$157.6

Depreciation expense was $5.6 million and $5.3 million for the three months ended July 31, 2022, and July 31, 2021, respectively, and $19.5 million and $16.8 million for the nine months ended July 31, 2022, and July 31, 2021, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2022	October 31, 2021
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

There was no change in the net carrying value of goodwill for the three and nine months ended July 31, 2022 and July 31, 2021.

During the quarter ended July 31, 2022, management identified a triggering event related to a reporting unit within the Fire & Emergency, (“F&E”), segment. This triggering event was a result of lower operating results compared to forecast, which were primarily driven by uncertainty surrounding the supply of critical components and labor. Accordingly, we performed an interim quantitative goodwill and indefinite-lived intangible asset impairment test on that reporting unit and concluded no impairment existed as of the test date. In addition, there have been no subsequent indicators of impairment as of July 31, 2022.

Intangible assets (excluding goodwill) consisted of the following:

	July 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived customer relationships	8.0	$43.7	$(30.6)	$13.1
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(30.6)	$120.5

	October 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8.0	$66.2	$(47.3)	$18.9
Non-compete agreements	5.0	2.0	(2.0)	—
		68.2	(49.3)	18.9
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(49.3)	$126.3

Amortization expense was $1.3 million and $2.3 million for the three months ended July 31, 2022, and July 31, 2021, respectively, and $5.7 million and $7.4 million for the nine months ended July 31, 2022 and July 31, 2021, respectively. As of July 31, 2022 and July 31, 2021, fully amortized intangible assets and the related accumulated amortization related to customer relationships and non-compete agreements, were written off, respectively.

Note 7. Divestiture Activities

In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest of its REV Brazil business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of July 31, 2021. The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to this business, was greater than their fair value, less costs to sell, resulting in a loss of $2.8 million, which is included in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the nine months ended July 31, 2021. The REV Brazil business is reported as part of the Fire & Emergency segment. Total proceeds received in connection with this sale was $4.0 million, $2.0 million of which was received in the third quarter of fiscal year 2021. The remaining $2.0 million was received in the third quarter of fiscal year 2022 and has been included within Other financing activities in the Condensed Unaudited Consolidated Statement of Cash Flows for the nine months ended July 31, 2022.

The Company previously made an initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”), in exchange for 10% equity interest in its China JV. The Company recorded this investment under the equity method of accounting. The Company’s investment in the China JV also includes an interest-bearing loan.

During the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million, which represents the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively. This amount was recorded as a non-operating loss within our Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2021.

During the third quarter of fiscal year 2022, the Company sold its equity interest in the China JV, and received $1.8 million. The remaining proceeds of approximately $0.7 million, which approximates the carrying value of the remaining assets associated with the sale, are expected to be received during the fourth quarter of fiscal year 2022. The cash received during the third quarter of fiscal year 2022 has been included within the Investing section of the Condensed Unaudited Consolidated Statement of Cash Flows for the nine months ended July 31, 2022.

Note 8. Restructuring and Other Related Charges

In September 2021, the Company announced that it would close its Kovatch Mobile Equipment (“KME”) production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing F&E segment facilities within the United States. The production facilities have been closed to better align our manufacturing footprint, to access our broad operational expertise and resources, enhance quality and improve delivery times by leveraging the advanced manufacturing capabilities that we have throughout the F&E segment.

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. For the three months ended July 31, 2022, the Company recorded restructuring charges of $2.3 million. For the nine months ended July 31, 2022, the Company recorded restructuring charges of $8.9 million and additional charges of $7.4 million consisting of $3.9 million of production inefficiencies, $2.3 million of accelerated depreciation and $1.2 million of other costs.

The Company expects to incur additional restructuring and other related charges between $0.5 to $1.0 million related to this activity.

Pre-tax restructuring charges were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Three Months Ended July 31, 2022
Fire & Emergency	$0.2	$2.1	$—	$2.3

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Nine Months Ended July 31, 2022
Fire & Emergency	$4.3	$4.6	$—	$8.9

As of April 30, 2022 the Company had ceased production activities at the Nesquehoning, PA and Roanoke, VA locations. During the nine months ended, July 31, 2022, the Company sold certain properties, machinery and equipment previously used at the Nesquehoning, PA location. The net proceeds received from this sale was $2.0 million, which has been included as a cash inflow from investing activities under the "Proceeds from sale of assets" caption within the Condensed Unaudited Consolidated Statement of Cash flow for the nine months ended July 31, 2022. No gain or loss was recorded in connection with this sale.

Additional assets to be disposed of in connection with this relocation met the held for sale criteria as of July 31, 2022. The carrying value of the net assets held for sale, was equal to their fair value less cost to sell. As of July 31, 2022, these assets consisted of: Property, plant and equipment, net—$5.2 million, Inventories, net—$0.3 million and Other Assets —$0.1 million.

As of July 31, 2022, this restructuring activity was substantially complete, and the remaining liability recorded on the Condensed Unaudited Consolidated Balance Sheets as of that date is insignificant.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	July 31, 2022	October 31, 2021
2021 ABL facility	$250.0	$215.0

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

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 4.00% as of July 31, 2022. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 1.75% as of October 31, 2021.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of July 31, 2022. As of July 31, 2022, the Company’s availability under the 2021 ABL Facility was $287.1 million. As of October 31, 2021, the Company’s availability under the 2021 ABL Facility was $290.0 million.

The fair value of the 2021 ABL Facility approximated book value on July 31, 2022 and October 31, 2021.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended July 31,
	2022	2021
Balance at beginning of period	$37.6	$37.0
Warranty provisions	19.0	24.0
Settlements made	(23.2)	(25.0)
Warranties for prior year acquisition	0.5	1.2
Balance at end of period	$33.9	$37.2

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	July 31, 2022	October 31, 2021
Current liabilities	$20.7	$22.3
Other long-term liabilities	13.2	15.3
Total warranty liability	$33.9	$37.6

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income, if applicable, by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units and awards. The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Basic weighted-average common shares outstanding	59,417,336	64,125,216	61,291,966	63,863,441
Dilutive stock options	4,344	40,467	16,602	79,135
Dilutive restricted stock awards	293,201	657,931	386,395	465,503
Dilutive restricted stock units	207,970	556,103	298,329	475,060
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	59,922,851	65,379,717	61,993,292	64,883,139

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Anti-dilutive stock options	—	—	—	—
Anti-dilutive restricted stock awards	107,736	—	50,345	63,615
Anti-dilutive restricted stock units	64,747	9,808	30,433	177,884
Anti-dilutive performance stock units	—	—	—	—
Anti-dilutive common stock equivalents	172,483	9,808	80,778	241,499

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $3.4 million for the three months ended July 31, 2022, or 26.4% of pre-tax income, compared to $2.4 million of expense, or 9.2% of pretax income, for the three months ended July 31, 2021. Results for the three months ended July 31, 2022 were unfavorably impacted by $0.2 million of net discrete tax expense related to stock-based compensation. Results for the three months ended July 31, 2021 were favorably impacted by $4.0 million of net discrete tax benefit primarily related to net operating loss carrybacks allowable under the CARES Act.

The Company recorded income tax expense of $1.2 million for the nine months ended July 31, 2022, or 15.6% of pre-tax income, compared to $9.6 million of expense, or 17.8% of pretax income, for the nine months ended July 31, 2021. Results for the nine months ended July 31, 2022 were favorably impacted by $0.8 million of net discrete tax benefits primarily related to stock-based compensation tax deductions. Results for the nine months ended July 31, 2021 were favorably impacted by $5.2 million of net discrete tax benefits related primarily to net operating loss carrybacks allowable under the CARES Act and recognition of deferred taxes on assets classified as held for sale.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.2 million as of July 31, 2022 and $4.0 million as of October 31, 2021. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of July 31, 2022 and the Consolidated Balance Sheets as of October 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Income and Comprehensive Income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2022, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2022	October 31, 2021
Performance, bid and specialty bonds	$492.3	$480.0
Open standby letters of credit	12.9	23.6
Total	$505.2	$503.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $5.4 million and $13.9 million as of July 31, 2022 and October 31, 2021, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $242.0 million and $185.8 million as of July 31, 2022, and October 31, 2021, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding as of July 31, 2022 and October 31, 2021 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $9.9 million and $14.8 million at July 31, 2022 and October 31, 2021, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action that had been pending against the Company and certain of its officers and directors have each been settled. These actions collectively purported to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The state action also named certain of the underwriters for the Company’s IPO or secondary offering as defendants. The federal and state courts each consolidated multiple separate actions pending before them, the first of which was filed on June 8, 2018. The actions alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions sought certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. The consolidated state action was stayed in favor of the consolidated federal action. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval of the settlement. The settlement payment is being fully covered by the Company’s insurers. The settlement payment and the related insurance proceeds were recorded in other current liabilities and other current assets, respectively, in the Company’s Consolidated Balance Sheets as of October 31, 2021. On August 24, 2021, the court preliminarily approved the settlement. Notice was then given to the classes certified for settlement, and the court entered a final judgment approving the settlement on December 9, 2021. During the first quarter of fiscal year 2022, the Company’s insurers made the final settlement payment. As of July 31, 2022, there are no further amounts recorded in the Condensed Unaudited Consolidated Balance Sheets.

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

Commercial: This segment includes Collins Bus, ENC, Capacity and LayMor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses. ENC manufactures, markets and distributes municipal transit buses, primarily used for public transportation. Capacity manufactures, markets and distributes trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. LayMor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$230.1	$111.0	$254.1	$(0.4)	$594.8
Depreciation and amortization	$2.8	$0.7	$2.8	$0.6	$6.9
Capital expenditures	$3.3	$0.5	$2.6	$1.0	$7.4
Total assets	$684.8	$234.7	$354.7	$58.0	$1,332.2
Adjusted EBITDA	$1.0	$6.8	$29.8	$(8.1)

	Three Months Ended July 31, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$269.5	$111.3	$212.5	$—	$593.3
Depreciation and amortization	$2.9	$0.7	$3.5	$0.5	$7.6
Capital expenditures	$2.8	$—	$1.6	$0.9	$5.3
Total assets	$676.7	$194.0	$314.0	$68.2	$1,252.9
Adjusted EBITDA	$15.8	$9.7	$24.1	$(8.0)

	Nine Months Ended July 31, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$712.5	$299.2	$697.7	$(1.3)	$1,708.1
Depreciation and amortization	$11.2	$2.2	$10.1	$1.7	$25.2
Capital expenditures	$7.5	$1.5	$5.2	$1.7	$15.9
Total assets	$684.8	$234.7	$354.7	$58.0	$1,332.2
Adjusted EBITDA	$0.6	$19.0	$75.6	$(23.6)

	Nine Months Ended July 31, 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$857.7	$292.8	$640.5	$(0.1)	$1,790.9
Depreciation and amortization	$9.0	$2.2	$10.7	$2.3	$24.2
Capital expenditures	$7.7	$1.1	$2.9	$2.2	$13.9
Total assets	$676.7	$194.0	$314.0	$68.2	$1,252.9
Adjusted EBITDA	$47.6	$25.1	$64.3	$(26.6)

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Fire & Emergency Adjusted EBITDA	$1.0	$15.8	$0.6	$47.6
Commercial Adjusted EBITDA	6.8	9.7	19.0	25.1
Recreation Adjusted EBITDA	29.8	24.1	75.6	64.3
Corporate and Other Adjusted EBITDA	(8.1)	(8.0)	(23.6)	(26.6)
Depreciation and amortization	(6.9)	(7.6)	(25.2)	(24.2)
Interest expense, net	(4.3)	(3.4)	(11.2)	(14.4)
Provision for income taxes	(3.4)	(2.4)	(1.2)	(9.6)
Transaction expenses	(0.1)	(0.5)	(0.6)	(3.2)
Sponsor expense reimbursement	—	—	(0.1)	(0.2)
Restructuring costs	(2.3)	—	(8.9)	(1.0)
Restructuring related charges	—	—	(5.1)	(0.3)
Stock-based compensation expense	(1.8)	(1.9)	(6.3)	(5.5)
Legal matters	(1.2)	(2.8)	(6.4)	(3.1)
Loss on early extinguishment of debt	—	—	—	(1.4)
Net gain (loss) on sale of assets and business held for sale	—	1.0	(0.1)	(1.7)
Loss on acquisition of business	—	—	—	(0.4)
Losses attributable to assets held for sale	—	(0.3)	—	(1.0)
Net income	$9.5	$23.7	$6.5	$44.4

Note 15. Stock Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the three and nine months ended July 31, 2022, the Company repurchased and retired 2,147,202 and 5,803,483 shares under this repurchase program at a total cost of $24.1 million and $70.0 million and at an average price, excluding commissions, of $11.16 per share and $12.03 per share, respectively.

Note 16. Subsequent Events

Quarterly Dividend

On September 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on October 14, 2022 to shareholders of record on September 30, 2022.

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

Overview

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire and Emergency (“F&E”), Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 89% of our net sales during the third quarter of fiscal year 2022 came from products where we believe we hold such share position.

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

As the global economy continues to recover from COVID-19 related disruption, labor and significant supply chain challenges, such as shortages in semiconductors, subcomponents and increased prices of raw materials, such as steel and aluminum, have impacted operations of companies on a global scale. Such supply chain disruptions during fiscal year 2022 impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and take measures to mitigate the associated risks.

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

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2022	2021	2022	2021
Net sales	$594.8	$593.3	$1,708.1	$1,790.9
Gross profit	67.8	76.6	180.7	225.7
Selling, general and administrative	46.1	45.2	144.2	141.0
Restructuring	2.3	—	8.9	1.0
Loss on early extinguishment of debt	—	—	—	1.4
(Gain) loss on sale of business or business held for sale	—	(1.0)	0.1	2.8
Loss on acquisition of business	—	—	—	0.4
Provision for income taxes	3.4	2.4	1.2	9.6
Net income	9.5	23.7	6.5	44.4

Net income per common share
Basic	$0.16	$0.37	$0.11	$0.70
Diluted	$0.16	$0.36	$0.10	$0.68
Dividends declared per common share	$0.05	$0.05	$0.15	$0.05

Adjusted EBITDA	$29.5	$41.6	$71.6	$110.4
Adjusted Net Income	$14.3	$24.5	$32.9	$59.0

Net Sales	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Net sales	$594.8	0.3%	$593.3	$1,708.1	-4.6%	$1,790.9

Net Sales: Consolidated net sales increased $1.5 million for the three months ended July 31, 2022 compared to the prior year quarter, primarily due to an increase in net sales within the Recreation segment, partially offset by a decrease in net sales within the F&E and Commercial segments. The increase in net sales in the Recreation segment was primarily the result of price realization and favorable mix, partially offset by lower line rates and decreased unit shipments related to supply chain disruption and labor constraints in certain businesses. The decrease in net sales in the F&E segment was primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from supply chain disruptions and labor constraints, partially offset by price realization. The decrease in net sales in the Commercial segment was primarily due to decreased shipments of school buses and municipal transit buses, partially offset by increased shipments of terminal trucks and street sweepers, and price realization.

Consolidated net sales decreased $82.8 million for the nine months ended July 31, 2022 compared to the prior year period, primarily due to a decrease in net sales within the F&E segment, partially offset by an increase in net sales within the Commercial and Recreation segments. The decrease in sales in the F&E segment was primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from supply chain disruptions and labor constraints, partially offset by price realization. The increase in the Commercial segment net sales compared to the prior year period was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses. The increase in Recreation segment net sales was primarily the result of price realization and favorable mix, partially offset by lower line rates and decreased unit shipments related to supply chain disruption and labor constraints in certain businesses.

Gross Profit	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Gross profit	$67.8	-11.5%	$76.6	$180.7	-19.9%	$225.7
% of net sales	11.4%		12.9%	10.6%		12.6%

Gross Profit: Consolidated gross profit decreased $8.8 million for the three months ended July 31, 2022 compared to the prior year quarter. The decrease in gross profit was primarily attributable to lower net sales within the F&E segment, inefficiencies related to supply chain disruptions, labor constraints, and inflationary pressures, partially offset by price realization and a favorable mix in the Recreation segment.

Consolidated gross profit decreased $45.0 million for the nine months ended July 31, 2022 compared to the prior year period. The decrease in gross profit was primarily attributable to lower net sales within the F&E segment, inefficiencies related to supply chain disruptions, labor constraints, and inflationary pressures, partially offset by price realization and a favorable mix in the Recreation segment.

Selling, General and Administrative	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Selling, general and administrative	$46.1	2.0%	$45.2	$144.2	2.3%	$141.0

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $0.9 million for the three months ended July 31, 2022 compared to the prior year quarter. The increase in SG&A costs for the three months ended July 31, 2022 was primarily due to an increase in travel and professional fees, partially offset by lower management incentive compensation.

Consolidated SG&A costs increased $3.2 million for the nine months ended July 31, 2022 compared to the prior year period. The increase in SG&A costs for the nine months ended July 31, 2022, was primarily due to an increase in travel, marketing related costs, and legal matters, partially offset by lower management incentive compensation.

Restructuring	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Restructuring	$2.3	n/m	$—	$8.9	790.0%	$1.0

Restructuring: Consolidated restructuring costs increased $2.3 million for the three months ended July 31, 2022 compared to the prior year quarter. Restructuring costs for the three months ended July 31, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to Condensed Unaudited Consolidated Financial Statements.

Consolidated restructuring costs increased $7.9 million for the nine months ended July 31, 2022 compared to the prior year. Restructuring costs for the nine months ended July 31, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to Condensed Unaudited Consolidated Financial Statements.

Loss on Early Extinguishment of Debt	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Loss on early extinguishment of debt	$—	n/m	$—	$—	-100.0%	$1.4

Loss on Early Extinguishment of Debt: Reflects losses recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

(Gain) Loss on Sale of Business or Business Held for Sale	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
(Gain) loss on sale of business or business held for sale	$—	-100.0%	$(1.0)	$0.1	-96.4%	$2.8

(Gain) Loss on Sale of Business or Business Held for Sale: The consolidated gain on sale of business or business held for sale of $1.0 million that was recognized during the three months ended July 31, 2021 decreased the cumulative loss on the sale of REV Brazil. Refer to Note 7, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Consolidated losses on sale of business or business held for sale decreased by $2.7 million for the nine months ended July 31, 2022 compared to the prior year period. In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $2.8 million was recorded during the nine months ended July 31, 2021. Refer to Note 7, Divestiture Activities, of the Notes to Condensed Unaudited Consolidated Financial Statements for further details.

Loss on Acquisition of Business	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Loss on acquisition of business	$—	n/m	$—	$—	-100.0%	$0.4

Loss on Acquisition of Business: During the first quarter of fiscal year 2021, the preliminary purchase price allocation of the Spartan ER acquisition was updated to reflect immaterial measurement period adjustments made to inventories, warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million.

Provision for Income Taxes	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Provision for income taxes	$3.4	41.7%	$2.4	$1.2	-87.5%	$9.6

Provision for Income Taxes: Consolidated income tax expense was $3.4 million for the three months ended July 31, 2022, or 26.4% of pre-tax income, compared to $2.4 million of expense, or 9.2% of pretax income, for the three months ended July 31, 2021. Results for the three months ended July 31, 2022 were unfavorably impacted by $0.2 million of net discrete tax expense related to stock-based compensation. Results for the three months ended July 31, 2021 were favorably impacted by $4.0 million of net discrete tax benefits primarily related to net operating loss carrybacks allowable under the CARES Act.

Consolidated income tax expense was $1.2 million for the nine months ended July 31, 2022, or 15.6% of pre-tax income, compared to $9.6 million of tax expense, or 17.8% of pre-tax income, for the nine months ended July 31, 2021. Results for the nine months ended July 31, 2022 were favorably impacted by $0.8 million of net discrete tax benefit primarily related to the stock-based compensation tax deductions. Results for the nine months ended July 31, 2021 were favorably impacted by $5.2 million of net discrete tax benefit primarily related to net operating loss carrybacks allowable under the CARES Act and recognition of deferred taxes on assets classified as held for sale.

Net income	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Net income	$9.5	-59.9%	$23.7	$6.5	-85.4%	$44.4

Net Income: Consolidated net income decreased $14.2 million for the three months ended July 31, 2022 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income decreased $37.9 million for the nine months ended July 31, 2022 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Adjusted EBITDA	$29.5	-29.1%	$41.6	$71.6	-35.1%	$110.4

Consolidated Adjusted EBITDA decreased $12.1 million for the three months ended July 31, 2022 compared to the prior year quarter, primarily due to a decrease in Adjusted EBITDA in the F&E and Commercial segments, partially offset by higher Adjusted EBITDA in the Recreation segment.

Consolidated Adjusted EBITDA decreased $38.8 million for the nine months ended July 31, 2022 compared to the prior year period, due to a decrease in Adjusted EBITDA in the F&E and Commercial segments, partially offset by higher Adjusted EBITDA in the Recreation segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income to Adjusted EBITDA and Adjusted Net Income.

Adjusted Net Income	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Adjusted Net Income	$14.3	-41.6%	$24.5	$32.9	-44.2%	$59.0

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income to Adjusted EBITDA and Adjusted Net Income.

Fire & Emergency Segment

	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Net sales	$230.1	-14.6%	$269.5	$712.5	-16.9%	$857.7
Adjusted EBITDA	1.0	-93.7%	15.8	0.6	-98.7%	47.6
Adjusted EBITDA % of net sales	0.4%		5.9%	0.1%		5.5%

F&E segment net sales decreased $39.4 million for the three months ended July 31, 2022 compared to the prior year quarter. The decrease in net sales was primarily due to decreased shipments of fire apparatus and ambulance units related to supply chain disruptions and labor constraints, partially offset by price realization.

F&E segment net sales decreased $145.2 million for the nine months ended July 31, 2022 compared to the prior year period. The decrease in net sales was primarily due to decreased shipments of fire apparatus and ambulance units resulting from supply chain disruptions and labor constraints, partially offset by price realization.

F&E segment Adjusted EBITDA decreased $14.8 million for the three months ended July 31, 2022 compared to the prior year quarter. The decrease was primarily due to lower sales volume, inefficiencies related to supply chain disruptions, inflationary pressures, partially offset by price realization.

F&E segment Adjusted EBITDA decreased $47.0 million for the nine months ended July 31, 2022 compared to the prior year period. The decrease was primarily due to lower sales volume, inefficiencies related to supply chain disruption, labor constraints, inflationary pressures, partially offset by price realization.

Commercial Segment

	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Net sales	$111.0	-0.3%	$111.3	$299.2	2.2%	$292.8
Adjusted EBITDA	6.8	-29.9%	9.7	19.0	-24.3%	25.1
Adjusted EBITDA % of net sales	6.1%		8.7%	6.4%		8.6%

Commercial segment net sales decreased $0.3 million for the three months ended July 31, 2022 compared to the prior year quarter. The decrease in net sales was primarily due to decreased shipments of school buses and municipal transit buses due to labor constraints, partially offset by increased shipments of terminal trucks and street sweepers, and price realization.

Commercial segment net sales increased $6.4 million for the nine months ended July 31, 2022 compared to the prior year period. The increase in net sales was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses.

Commercial segment Adjusted EBITDA decreased $2.9 million for the three months ended July 31, 2022 compared to the prior year quarter. The decrease was primarily due to lower shipments of school buses, lower shipments and an unfavorable mix of municipal transit buses, inefficiencies related to labor constraints and supply chain disruptions, and inflationary pressures, partially offset by increased shipments and improved profitability of terminal trucks and price realization.

Commercial segment Adjusted EBITDA decreased $6.1 million for the nine months ended July 31, 2022 compared to the prior year period. The decrease was primarily due to lower shipments and an unfavorable mix of school buses and municipal transit buses, inefficiencies related to supply chain disruptions, and inflationary pressures, partially offset by increased shipments of street sweepers, increased shipments and improved profitability of terminal trucks, and price realization.

Recreation Segment

	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2022	Change	July 31, 2021	July 31, 2022	Change	July 31, 2021
Net sales	$254.1	19.6%	$212.5	$697.7	8.9%	$640.5
Adjusted EBITDA	29.8	23.7%	24.1	75.6	17.6%	64.3
Adjusted EBITDA % of net sales	11.7%		11.3%	10.8%		10.0%

Recreation segment net sales increased $41.6 million for the three months ended July 31, 2022 compared to the prior year quarter. The increase was primarily due to price realization and favorable mix, partially offset by lower line rates and unit shipments related to supply chain disruption and labor constraints in certain businesses.

Recreation segment net sales increased $57.2 million for the nine months ended July 31, 2022 compared to the prior year period. The increase was primarily due to price realization and favorable mix, partially offset by lower line rates and unit shipments related to supply chain disruption and labor constraints in certain businesses.

Recreation segment Adjusted EBITDA increased $5.7 million for the three months ended July 31, 2022 compared to the prior year quarter. The increase was primarily due to price realization and favorable mix, partially offset by inefficiencies resulting from supply chain disruption and labor constraints in certain businesses, and inflationary pressures.

Recreation segment Adjusted EBITDA increased $11.3 million for the nine months ended July 31, 2022 compared to the prior year period. The increase was primarily due to price realization and favorable mix, partially offset by lower shipment inefficiencies resulting from supply chain disruption and labor constraints in certain businesses, and inflationary pressures.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	July 31, 2022	April 30, 2022	January 31, 2022	July 31, 2021
Fire & Emergency	$2,163.1	$1,788.3	$1,655.1	$1,229.5
Commercial	530.7	531.1	459.8	312.0
Recreation	1,242.9	1,302.7	1,282.6	1,157.0
Total Backlog	$3,936.7	$3,622.1	$3,397.5	$2,698.5

Each of our three segments has a backlog of new vehicle orders that generally extends out from nine to eighteen months in duration.

Orders from our dealers and end customers are evidenced by a contract or a firm purchase order. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances. Backlog is comprised of orders that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results.

As of July 31, 2022, our backlog was $3,936.7 million compared to $2,698.5 million as of July 31, 2021. The increase in consolidated backlog was primarily due to order intake within the segments, and lower throughput related to supply chain disruptions and labor constraints in certain businesses. The increase in F&E segment backlog was primarily the result of increased orders for fire apparatus and ambulance units, pricing actions, and lower shipments. The increase in Commercial segment backlog was primarily the result of increased orders for school buses, terminal trucks and street sweepers, lower shipments of school buses and municipal transit buses against backlog, and pricing actions, partially offset by increased shipments of terminal trucks and street sweepers against backlog. The increase in Recreation segment backlog was primarily the result of order intake in several product categories, and pricing actions, partially offset by lower line rates and unit shipments against backlog related to supply chain disruption and labor constraints in certain businesses.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2022 and July 31, 2021:

	Nine Months Ended July 31,
($ in millions)	2022	2021
Net cash provided by operating activities	$59.5	$100.6
Net cash (used in) provided by investing activities	(11.3)	0.6
Net cash used in financing activities	(46.7)	(103.4)
Net increase (decrease) in cash and cash equivalents	$1.5	$(2.2)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2022 was $59.5 million and was primarily related to net income, an increase in customer advances and timing of payable payments, partially offset by an increase in accounts receivable and an increase in inventories. Net cash provided by operating activities for the nine months ended July 31, 2021 was $100.6 million and was related to net income, collection of receivables, lower inventory, and an increase in customer deposits, partially offset by a decrease in accounts payable.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2022 was $11.3 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets. Net cash provided by investing activities for the nine months ended July 31, 2021 was $0.6 million and was related to the proceeds received from the sale of land and other assets and the sale of REV Brazil, partially offset by cash paid for capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2022 was $46.7 million, which primarily consisted of share repurchases of $70.0 million, dividends paid of $9.4 million and other financing activities of $2.3 million, partially offset by net proceeds from our 2021 ABL Facility for $35.0 million. Net cash used in financing activities for the nine months ended July 31, 2021 was $103.4 million, which primarily consisted of net proceeds from our 2021 ABL Facility offset by the use of those proceeds to repay the 2017 ABL Facility and Term Loan, and payments for debt issuance costs.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. A quarterly cash dividend was declared in the amount of $.05 per share of common stock payable on October 14, 2022, to shareholders of record on September 30, 2022. During the third quarter of fiscal year 2022, we paid cash dividends of $3.0 million. To date during fiscal year 2022, we have paid cash dividends of $9.4 million.

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

We were in compliance with all financial covenants under the 2021 ABL Agreement as of July 31, 2022. As of July 31, 2022, the Company’s availability under the 2021 ABL Facility was $287.1 million.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net Income to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2022	2021	2022	2021
Net income	$9.5	$23.7	$6.5	$44.4
Depreciation and amortization	6.9	7.6	25.2	24.2
Interest expense, net	4.3	3.4	11.2	14.4
Loss on early extinguishment of debt	—	—	—	1.4
Provision for income taxes	3.4	2.4	1.2	9.6
EBITDA	24.1	37.1	44.1	94.0
Transaction expenses(a)	0.1	0.5	0.6	3.2
Sponsor expense reimbursement(b)	—	—	0.1	0.2
Restructuring costs(c)	2.3	—	8.9	1.0
Restructuring related charges(d)	—	—	5.1	0.3
Stock-based compensation expense(e)	1.8	1.9	6.3	5.5
Legal matters(f)	1.2	2.8	6.4	3.1
Net (gain) loss on sale of assets and business held for sale(g)	—	(1.0)	0.1	1.7
Loss on acquisition of business(h)	—	—	—	0.4
Losses attributable to assets held for sale(i)	—	0.3	—	1.0
Adjusted EBITDA	$29.5	$41.6	$71.6	$110.4

The following table reconciles Net Income to Adjusted Net Income for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2022	2021	2022	2021
Net income	$9.5	$23.7	$6.5	$44.4
Amortization of intangible assets	1.3	2.3	5.7	7.4
Transaction expenses(a)	0.1	0.5	0.6	3.2
Sponsor expense reimbursement(b)	—	—	0.1	0.2
Restructuring costs(c)	2.3	—	8.9	1.0
Restructuring related charges(d)	—	—	5.1	0.3
Stock-based compensation expense(e)	1.8	1.9	6.3	5.5
Legal matters(f)	1.2	2.8	6.4	3.1
Net (gain) loss on sale of assets and business held for sale(g)	—	(1.0)	0.1	1.7
Loss on acquisition of business(h)	—	—	—	0.4
Losses attributable to assets held for sale(i)	—	0.3	—	1.0
Loss on early extinguishment of debt(j)	—	—	—	1.4
Accelerated depreciation on certain property, plant, and equipment (k)	—	—	2.3	—
Impact of tax rate change(l)	—	(4.2)	—	(4.2)
Income tax effect of adjustments(m)	(1.9)	(1.8)	(9.1)	(6.4)
Adjusted Net Income	$14.3	$24.5	$32.9	$59.0

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
(g)
The current fiscal year reflects a loss on the sale of a business within the F&E segment as part of the restructuring activities within that segment. In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. The amount, $1.0 million gain, recognized during the three months ended July 31, 2021 represents a reduction to the cumulative loss which resulted in a net loss of $2.8 million which was recorded during the nine months ended July 31, 2021. We also recorded $1.1 million gain related to the sale of land previously included within the F&E segment.
(h)
Reflects the subsequent adjustments on the acquisition of Spartan ER, which was completed on February 1, 2020.
(i)
Adjusted EBITDA attributable to businesses that are or were classified as held for sale, which represents REV Brazil during the fiscal year 2021.
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
Income tax effect of adjustments using a 26.5% effective income tax rate for the three and nine months ended July 31, 2022 and July 31, 2021, except for certain transaction expenses and losses attributable to assets held for sale.

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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2022.

During the quarter ended July 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Information about our risk factors is disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K. A supplemental risk factor was included in the Quarterly Report on Form 10-Q for the period ended April 30, 2022 (the “Q2-22 10-Q”). There are no other material changes in our risk factors from those disclosed in the Form 10-K or the Q2-22 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the third quarter of fiscal year 2022 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased for the period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1 - May 31, 2022	517,028	$12.14	4,423,309	$93.9
June 1 - June 30, 2022	1,337,888	$10.90	5,761,197	$79.3
July 1 - July 31, 2022	292,286	$10.59	6,053,483	$76.2
Total	2,147,202

(1)
On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the third quarter of fiscal year 2022, the Company repurchased 2,147,202 shares under this repurchase program at a total cost of $24.1 million at an average price of $11.16 per share, excluding commissions.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During third quarter of fiscal year 2022, the Company paid cash dividends of $3.0 million. During the nine months ended July 31, 2022, the company paid cash dividends $9.4 million. Our ability to pay dividends is dependent on our ABL loan and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 6. Exhibits.

Exhibit Number	Description
10.1

Amendment dated June 2, 2022 to the initial offer letter, dated March 5, 2020, between the Registrant and Rodney Rushing (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 6, 2022)

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

REV GROUP, INC.

Date: September 7, 2022	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Date: September 7, 2022	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Financial Officer