Form 10-K
period 2022-10-31
REV Group, Inc.
filed 2022-12-14
CIK 1687221

ck

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $391,138,839 based on the last reported sale price of such securities as of April 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

The number of shares of the Registrant’s Common Stock outstanding as of December 12, 2022 was 59,856,814.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on February 23, 2023, are incorporated by reference into Part III of this Report.

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

Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

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

Item 1. Business.

REV Group companies are leading designers, manufacturers, and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States and Canada, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first, second or third market share position and approximately 89% of our net sales during fiscal year 2022 came from products where we believe we hold such share positions.

The specialty vehicle market is a complex and attractive market characterized by: (i) numerous niche markets with annual sales volumes generally between 3,000 and 25,000 units, (ii) highly customized vehicle configurations addressing unique customer applications and (iii) specialized customer bases and distribution channels (both dealer and direct). We believe the specialty vehicle market has historically been serviced by niche companies, which has created an opportunity for market leadership by efficient producers with the ability to scale resources, such as REV. We believe that our focus on manufacturing best practices and operational improvements, supply chain management, and product innovation strengthen our market position and ability to compete which provides an opportunity for market growth and margin expansion.

Our products are sold to municipalities, government agencies, private contractors, consumers and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 18% of our net sales in fiscal year 2022, with no single customer representing more than 4% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: rising municipal spending, a growing aged population, growing urbanization, growing student populations, the increasing popularity of outdoor and active lifestyles and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our unique scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and shortening delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments via our proprietary REV Business System and in areas including: procurement, engineering and product development and lean manufacturing. We believe our manufacturing and service network, consisting of 18 manufacturing facilities, 6 Regional Technical Centers (“RTCs”) and 2 aftermarket parts warehouses, provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to geographically diverse labor pools, delivery costs and lead times, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, technology application, integration, and assembly activities, which require relatively low levels of capital expenditures. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our ability to grow through acquisitions. We believe we have the opportunity to grow and enhance the earnings profile of acquired businesses by expanding access to sales distribution channels, consolidating acquired businesses into our existing operations and by introducing the REV Business System and scale into the newly acquired businesses to drive profitable growth.

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

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. We continue to focus on initiatives to accelerate growth and improve our profitability. These initiatives include: reviewing the product portfolio, improving brand management, developing new products, strengthening distribution, leveraging a centralized enterprise-wide procurement strategy, growing adjacent and aftermarket products, improving production processes within our facilities, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

Our fiscal year is from November 1 to October 31, with fiscal quarters ending on the last day of January, April, July and October.

Our Products and Markets

We sell new specialty vehicles which we design, engineer and assemble in our production facilities. Our aftermarket business consists of parts sales and service. We believe the majority of our new vehicle sales represent the replacement of in-service vehicles which are past their useful life, with additional sales derived from fleet expansions, new customers and new product introductions.

Our Fire & Emergency segment sells fire apparatus equipment under the E-ONE, Kovatch Mobile Equipment (“KME”), Ferrara and Spartan Emergency Response which consists of Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower brands, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), aerial trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescues, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

Cab & Chassis

• Custom manufacture of emergency response cabs and chassis which are sold to other custom fire apparatus OEM’s and tailored to customer specifications based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized

• Built to keep crews comfortable and safe with high rooflines, flat floors, Advanced Climate Control systems, and the industry’s #1 advanced safety system

• Ergonomic and spacious cab with improved visibility, in-cab communications, storage and comfort

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

• Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

• Patient compartment structural aluminum “box” mounted on a cut-away van chassis and has the same use and application as a Type I ambulance

Our Commercial segment is a leading producer of small Type A school buses, transit buses, terminal trucks and sweepers in the United States. We serve municipal segments through the Collins Bus, Magellan and Eldorado National (California) (ENC) brands. We serve the terminal truck market through the Capacity brand and the sweeper market through the LayMor brand. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports). Within each market, we produce many customized configurations to address the diverse needs of our customers.

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

Our Recreation segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Discovery LXE, Renegade Verona, Renegade XL, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the RV and broader industrial markets. Within our Recreation segment, we have some of the most well-recognized Class A diesel and gas motorized RV brands in the market.

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

• Class B motorized RVs have a broad appeal due to their versatility, and ease of driving. They are typically used for shorter overnight trips, older couples no longer wanting to drive a large coach, families involved in sports, tailgating, and even larger families in need of space for a primary driving vehicle

Travel Trailers and Truck Campers

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

• Lance Camper makes one of the most popular truck campers in America

• Truck campers are portable units easily loaded onto the bed of a pickup truck

• Truck campers range in size from 6’- 12’ with floorplan arrangements that sleep 3-6 people

• Livable areas are maximized, most floorplans offer full kitchens, bathrooms, living areas and storage space

Our Markets

We operate primarily in the United States in the fire and emergency, commercial and recreation markets, which represented 95% of our overall net sales for fiscal year 2022. For fiscal year 2022, our net sales to international markets (including Canada) amounted to $117 million, representing 5% of our overall net sales for fiscal year 2022. We sell internationally through dealers and agents to end markets that utilize U.S.-style chassis and product configurations.

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

Additionally, we provide remounting services to our ambulance dealers and customers, where we remount ambulance bodies onto new chassis, thereby extending the life of the body. We conduct these services in two locations, Grove City, Ohio and Jefferson, NC.

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

Recreation Markets

The RV industry includes various types and configurations of both motorized and towable RVs of which we currently manufacture and sell Class A (diesel and gas), Class B, Class C motorized RVs and towable campers. Motorized RVs are self-contained units built on motor vehicle chassis with their own lighting, plumbing, heating, cooking, refrigeration, sewage holding and water storage facilities. Class A RVs are generally constructed on purpose-built chassis for reaction travel complete with engine and drivetrain components. We then build the vehicle body, and design, fabricate and install the living area and driver’s compartment of these motorized RVs. Class B RVs are built on a consumer van chassis with the entire living area contained within the existing van frame. Class C RVs are built on consumer trucks or van chassis which include an engine, drivetrain and a finished cab section. In Class Cs we design, fabricate and install the living area to connect to the driver’s compartment and the cab section. Super Class C RVs are heavy duty Class C motorhomes built on a commercial truck chassis that can be used in conjunction with other outdoor or sporting activities because of a larger towing capacity. We also design and manufacture a portfolio of towable travel trailers and truck campers. These trailers and campers are comprised of a self-contained living area with their own heating, lighting, plumbing, cooking, refrigeration, sleeping and bathroom facilities but excluding a motor vehicle chassis. These products require the RV owner to utilize a motor vehicle to pull or carry them between destinations.

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

Customers and End Markets

Our end markets include the municipal market (vehicles for essential services such as emergency response, firefighting patient transportation and student transportation), the private contractor market (privately owned fleets that provide transportation services), the consumer market (vehicles for transportation and leisure needs) and the industrial/commercial markets (vehicles for transportation, construction projects and global port and intermodal transportation applications). Based on aggregated available industry data, excluding the towable market, we estimate that the combined size of our annual addressable markets is approximately 82,000 vehicles.

Our top 10 customers combined accounted for approximately 18% of our net sales for fiscal year 2022, with no customer representing more than 4% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we benefit from many long-term customer relationships.

Approximately 36% of our net sales in fiscal year 2022 were made directly or indirectly to governmental bodies, including municipalities, such as fire departments, school districts, hospitals and the U.S. federal government. In fiscal year 2022, our approximate direct or indirect net sales by end market was as follows: 36% government, 38% consumer, 2% private contractor and 24% industrial/commercial.

For fiscal years 2022 and 2021, approximately 99% and 98%, respectively, of our net sales were to customers located in the United States and Canada.

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

Our Strengths

We believe we have the following competitive strengths:

Market Leader Across All Segments with a Large Installed Base— We believe we are a market leader in each of the fire and emergency, commercial and recreation vehicle markets. Approximately 89% of our net sales during fiscal year 2022 are in markets in which we believe we hold the first, second or third market share positions. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States. We also believe our Commercial segment is the #1 producer of Type A school buses in the United States and a leading producer of transit buses, terminal trucks and sweepers. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs. We are also a leader in high-end Class B and Super C RVs under the Midwest Automotive Designs and Renegade RV brands. We also believe we have one of the highest quality travel trailer and truck camper product lines under the Lance brand name.

We estimate that the replacement value of our installed base of approximately 205,000 vehicles across our segments is approximately $43.6 billion, which we believe is a significant competitive advantage for both replacement unit sales and aftermarket parts, as brand familiarity drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleets of ambulances and fire apparatus standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

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

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for products across all of our segments, as older demographics are a key demand driver for products such as emergency vehicles and RVs. In the municipal Fire & Emergency segment, increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. Our Commercial segment is poised to grow as a result of government subsidies for alternative fuel source transportation and increasing urbanization within the United States which is expected to drive greater demand for commercial buses. We believe demand for our school buses and our fire and emergency vehicles will grow with increasing state and local government spending. We also believe our RV segment is poised for long-term industry growth driven by increased interest in camping among older and younger generations and market unit recoveries to historical average levels for certain product categories. Additionally, we believe the current U.S. camper base of 48 million households represents an opportunity to expand the RV customer base. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in the United States, similar positive market dynamics exist in other parts of the world, providing an opportunity for future global growth in each of our segments. Only approximately 5% of our net sales in fiscal year 2022 were from sales to customers outside the United States.

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

Business Model Produces Attractive Financial Characteristics—Our core production processes are design, engineering, component integration and assembly in nature, creating a business model that includes a variable cost structure, low required levels of maintenance capital expenditures as a percentage of net sales, structural ability to drive attractive levels of return on invested capital and strong revenue visibility in certain product categories with longer backlogs. Based on our long-term historical results of operations, we estimate that across all three of our segments, approximately 81% of our cost of goods sold is comprised of direct materials (including chassis) and direct labor, which are typically variable in nature. Because these costs are associated with the specific production of our vehicles in each period, they are typically adjusted within a given period based on production levels in that period. Our remaining cost of goods sold is comprised of certain indirect labor and overhead costs which are fixed or semi-variable in nature because these costs are not linked to specific vehicle volumes in a given period. The time required to adjust these levels of spending is longer and management decisions regarding these costs are typically made based on longer term trends and forecasts. In addition, our selling, general and administrative expenses are primarily comprised of salaried payroll expenses which we structure around the level of demand in our markets and based on each business’ sales distribution characteristics. Finally, certain of our businesses carry a relatively long-duration backlog which enables strong visibility into future net sales which can range from nine to eighteen months depending on the product and market. Where this backlog visibility exists, we are able to more effectively plan and predict our sales and production activity.

Experienced Consolidator with Proven Ability to Integrate Acquisitions—We have completed acquisitions across our Fire & Emergency, Commercial and Recreation segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, extensive distribution networks, access to low cost capital and reputation as an active and effective strategic acquirer, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers, within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

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

Our Equity Sponsor

The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 46.5% of REV Group’s voting equity as of October 31, 2022. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Distribution

We distribute either through our direct sales force or our well-established dealer network, consisting of approximately 530 dealers. Substantially all of our dealers are independently owned. Whether we sell directly to the customer or through a dealer depends largely on the product line, the customer base and applicable regulations. We provide our direct sales force representatives and dealers with training on the operation and specifications of our products. We strive to keep our direct sales force representatives and dealers up to date on our product offerings and new features as well as market trends. We believe our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, which we believe enables us to develop expertise valued by our customers.

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

We sell our ambulances through internal direct sales personnel as well as a select group of independent dealers in the United States. Our direct sales force is responsible for sales to key accounts that operate in multiple states or require a direct OEM relationship to service their business. Approximately 50 independent dealers provide full coverage of the U.S. domestic market and provide both sales and service to our customers. We believe our dealers hold the leading position in their assigned territories, providing us with a significant competitive advantage. In addition, we participate in GSA Schedules Program and we export to most of the international markets that participate in this program. These include countries in the Middle East, Latin America and the Caribbean basin.

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

The LayMor brand is principally marketed in both commercial and rental markets through the manufacturer’s representatives and distributors who are supported by our internal sales efforts with key customers, such as national equipment rental companies and government agencies. Our direct sales personnel work directly with national customers to ensure that LayMor equipment meets customers’ specifications and is qualified for sale throughout their national network.

Recreation Segment

We sell our RV products through a national independent dealer network with internal sales personnel responsible for direct distribution engagement with these dealers. RV purchases are sensitive to wholesale and retail financing, consumer confidence and disposable income, making them discretionary products. The largest RV buying group is people between the ages of 35 and 54, with an average age of all RV owners of 45, according to the RVIA. Many buyers of RVs are brand loyal, repeat purchasers who make decisions based on brand, product configuration (primarily floor plan design, features and product styling), service and price. This buying group is expected to grow as the wealthy baby boomer generation continues to age. For many of these buyers, a motor home purchase is the second biggest purchase in their lifetime; therefore, the shopping timeline is longer than other consumer purchases. The buying process normally starts with online searches, followed by show visits and eventually a dealership visit for the purchase.

Manufacturing and Service Capabilities

We currently operate 18 manufacturing facilities, 6 RTCs and 2 aftermarket parts warehouses across the United States with approximately 5.0 million square feet of manufacturing and service space. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

We strive to instill a manufacturing culture of continuous improvement through our proprietary REV Business System and other initiatives. Many of our direct labor employees are taught lean manufacturing principles or other operational best practices to improve the efficiency of their production processes and enhance their employment experience. The commonality and scale of the REV Drive Business System across all of our factories in the areas of chassis production/preparation, product assembly and flow processes and “body” and apparatus design and manufacturing allows us to share efficiency and operational best practices across our segments.

Our RTC footprint is strategically placed throughout the United States and our locations are staffed with technicians and customer service representatives to support our approximately 205,000 installed base of vehicles. Our RTCs complement our dealer network to provide our end users with the parts and service that they need to keep their fleets operating and to meet the demand of their customers. The services that we provide at our RTC locations include normal maintenance and service activities, damage repair and rebuilding services. Rebuilding services include manufacturer certified repair and apparatus remounting processes that can extend the life of a vehicle and reduce the total cost of ownership for our end users.

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

The Company has focused on accelerating the adoption of alternative energy by creating cost-effective, innovative solutions for the markets we serve. In the Fire & Emergency segment, the Company has developed an electric fire apparatus and type II ambulance. In the Commercial segment, the Company has developed an electric Type A Bus, and an electric municipal transit bus, a compressed natural gas municipal transit bus, a hydrogen municipal transit bus and an electric and hydrogen fuel cell terminal truck.

R&D costs are expensed as incurred and included as part of operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s R&D costs include only those incurred for the design of a new vehicle platform that is made commercially available to a broad portion of our end markets. Our R&D expenses do not include the costs to design and develop specific customized products to individual customers or end users. These costs are included as normal production costs associated with the sale of the specific product for which they were incurred. R&D costs totaled $4.2 million, $4.4 million and $5.8 million for fiscal years 2022, 2021 and 2020, respectively.

Suppliers and Materials

In fiscal year 2022, we purchased $1.62 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing approximately 25% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, Mercedes, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

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

We own a portfolio of intellectual property, including approximately 50 patents, 12 pending patent applications, confidential technical information and technological expertise in manufacturing specialty vehicles. We also own approximately 189 registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Spartan, Smeal, Ladder Tower Company, Wheeled Coach, AEV, Horton, Leader, Collins, Magellan ENC, Capacity, LayMor, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade, Midwest and Lance.

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

In addition, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties or the properties of our predecessor companies, or third-party sites to which we or our predecessor companies have sent hazardous waste for disposal or treatment. Liability under these laws may be imposed without regard to fault and may be joint and several. For example, in April 2012, we received a request for information from the EPA regarding the contamination of soil and groundwater at the San Fernando Valley Area 2 Superfund Site (the “San Fernando Site”). This site is regional in scale, encompasses large portions of the Los Angeles area, and potentially involves many persons (known as “potentially responsible parties” or “PRPs”). The EPA has overseen investigative and remedial activities at the San Fernando Site for many years. Historically, the agency has focused on volatile organic compound (“VOC”) contamination. More recently, the EPA identified chromium as a contaminant of concern at the San Fernando Site, and we believe it was in that connection that the EPA sent us a request for information regarding whether a prior owner or operator of a facility located within the boundary of the San Fernando Site is a predecessor company to us (although we do not currently operate a facility in such area). The precise nature and extent of VOC and chromium contamination at the San Fernando Site, the nature and cost of any remedial actions that the EPA may require in connection with such contamination, the number and identity of PRPs that might share in responsibility for the VOC and chromium contamination, and whether the Company will become involved as a PRP are not known at this time. If we were to become involved as a PRP at the San Fernando Site, we could be compelled to contribute to the cost of investigations and remediation at the site. We are unable to estimate the potential impact of this liability at this time, and our ability to collect on our insurance policies for remediation costs or damages in connection with any claims relating to the San Fernando Site is unknown at this time. This liability would be allocated among us and other PRPs that are solvent. See “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—Our operations and the industries in which we operate are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.”

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

Employees

As of October 31, 2022, we had approximately 6,873 employees, temporary workers and contractors. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Human Capital Management

Oversight & Management

We believe our success depends on the strength of our workforce. We employ approximately 6,695 employees, excluding temporary workers and contractors, approximately 80% of whom work in production roles. REV’s leadership team and Chief Human Resources Officer ("CHRO") are responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. The CHRO and the Chief Executive Officer ("CEO") regularly update our board of directors on the operation and status of these human capital activities. Key areas of focus include:

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
•
Commitment to Diversity and Inclusion - Women make up 21% of our workforce (approximately 1,340) and ethnic/racial minorities make up 36% of our workforce (approximately 2,400) who have chosen to identify their ethnicity / race. We are improving diversity, equity, and inclusion ("DEI") by living our core values, including supporting and building diversity in our teams, respecting alternative perspectives and being accountable to each other to fulfill our goals. Our companywide Code of Conduct supports this objective and in 2022 we trained all employees on Anti-Harassment/Anti-Discrimination and supervisors on Appreciating Differences as part of their leadership skills training. We expect our newly created companywide intranet to become a mechanism for growing diversity awareness in our workforce as well, including spotlights on diverse group recognition months (e.g., African American, Hispanic Heritage, etc.)
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

Our sales and our manufacturing processes depend on the supply of manufactured vehicle chassis and other critical components such as engines, transmissions, wire harnesses and axles from major auto manufacturers and other OEMs, including Allison Transmission, Chrysler, Cummins, Daimler, Ford, Freightliner, Meritor, General Motors, Navistar and Volvo, among others. For the standardized, mass-produced chassis models, we convert the chassis for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. We are therefore reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales. If these manufacturers experience production delays, we may receive a lower allocation of chassis than anticipated, or if the quality or design of their chassis changes, or if these manufacturers implement recalls, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. At various times, we may carry increased inventory to protect against these concerns, which may negatively impact our results of operations.

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

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. For example, during the electronic chip shortages in 2022, many vehicle manufacturers, including Ford and General Motors, idled factories and reduced their output of vehicle chassis. During 2018 and 2019, many of our vehicle manufacturers encountered production issues and delivery delays due to factors which included a vendor factory fire, new plant location inefficiencies, unplanned work stoppages and indirect impacts from the implementation of tariffs. A recurrence of either of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. Our business, operating results and financial condition could suffer if our suppliers reduce output or introduce new chassis models that are unpopular with our customers or are incompatible with our current product designs or production process.

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

Our profitability is sensitive to changes in the balance between supply and demand in the specialty vehicle market. Competitors having lower operating costs or labor costs than we do will have a competitive advantage over us with respect to products that are particularly price-sensitive. New manufacturing facilities may be built or idle production lines may be activated. Additionally, imbalances in the regional supply and demand for our products could result in increased competition in the markets in which we compete.

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

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control, including continuing inflation. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, steel, plastics and other resins, brass and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, tariffs enacted or proposed by the U.S. government, or retaliatory tariffs, could further increase the price of components imported from international suppliers, and lift prices of certain commodities generally regardless of origin. Although we at times purchase steel, aluminum and other raw materials up to 24 months in advance in order to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs, including the impacts of inflation. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

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

We rely to a significant extent on our independent dealer networks to sell our products to end customers. We estimate that we distribute approximately 74% of our products through a system of independent, authorized dealers, many of whom sell products from competing manufacturers. Our business is therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.

Our dealer agreements are typically for a multi-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. We can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2022, but there may continue to be consolidation and changes in the dealership landscape over time. If we are unable to renew a contract with one or more of our significant dealers or re-negotiate an agreement under more advantageous terms, our sales and results of operations could be adversely affected.

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

From time to time, we enter into large, multi-year contracts with federal and local government bodies. Due to the size of the contracts, there are often stringent approval processes that must be completed before the contract is finalized. As a result, until these contracts are finalized, there can be no assurance regarding the timing of our commencing work on any such contract, or the ultimate revenue that we may recognize under any such contract. At any time, a portion of our backlog can include orders placed by federal, state and municipal government bodies. There is no certainty that these customers will have adequate tax revenues or will allocate available funds to the purchase of our vehicles in the future. In addition, future governmental tax revenues may be negatively impacted as a result of the COVID-19 pandemic or general economic recession and therefore may result in lower future vehicle order rates than expected or experienced in prior periods resulting in lower backlogs.

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

Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain sophisticated machines that are used in our manufacturing process. Disruptions or shut downs at any of our facilities could be caused by:

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

Increased public and shareholder attention to environmental, social and governance matters may expose us to negative public perception, impose additional costs on our business or impact our stock price.

Recently, more attention is being directed towards publicly-traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to achieve stated goals, respond to regulatory requirements or meet investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, our RV products are powered by gasoline and diesel engines or are required to be towed by gasoline or diesel-powered vehicles. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our results of operation and financial condition. Additionally, while we strive to create an inclusive culture and a diverse workforce where everyone feels valued and respected, a failure, or perceived failure, to properly address inclusivity and diversity matters could result in reputational harm, reduced sales or an inability to attract and retain a talented workforce. Organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

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

Acquisitions have been and are likely to continue to be a significant component of our growth strategy. From time to time, we seek to identify and complete acquisitions. Our historical acquisitions include KME in April 2016, Renegade in December 2016, Ferrara and Midwest in April 2017, Lance Camper in January 2018 and Spartan Emergency Response in February 2020. We may continue making strategic acquisitions in the future. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected we would achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

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

Our business has meaningful working capital requirements. We had $230 million of long-term debt outstanding as of October 31, 2022. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. Additionally, we have entered into repurchase agreements with certain lending institutions and are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized. See Note 18 to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion of these contingent liabilities.

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

Product compliance laws and regulations impose a variety of environmental requirements, including emissions and performance standards, on the vehicles we manufacture. These laws and regulations govern vehicle fuel efficiency, emissions (including greenhouse gas emissions), noise and safety, and are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. For example, the EPA began to enforce limits on diesel exhaust emissions from nonroad diesel engines in 1996 and stationary diesel-engine generator sets in 2006. Implemented in a series of steps called Tier levels, these regulations, over time, have introduced successively more stringent limitations on nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and non-methane hydrocarbons (NMHC). The current “Tier 4” regulations promulgated under the Clean Air Act have imposed increasingly stringent motor vehicle emissions standards on our diesel exhaust emissions beginning with the 2011 model year. In addition, in August 2011, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) issued initial rules on GHG emissions and fuel economy for medium and heavy-duty vehicles and engines. The emissions standards established required minimum fuel economy and GHG emissions levels for both engines and vehicles beginning in model year 2014 primarily through the increased use of existing technology. In August 2016, the EPA and the NHTSA finalized a second phase of GHG emissions reductions to be implemented over time beginning in model year 2022 through model year 2027 (with standards for certain trailers beginning in model year 2018). More stringent emissions standards have been issued by California and certain other states as well.

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

Finally, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022. We are in the process of evaluating the potential impacts of the IRA. While we do not currently expect the IRA to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible that the IRA could have a material adverse effect on our tax liability.

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

We are party to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

We are subject to various claims and litigation in the ordinary course of business. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Some of our businesses have in the past and may in the future face claims and litigation regarding accidents involving their products, including accidents involving passenger injuries and deaths, and the increasing amount of our vehicles on the road may increase our exposure to such matters. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all.

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

As of October 31, 2022, AIP owned 27,562,505 shares of our common stock, which represents 46.5% of our total outstanding shares of common stock. AIP is also party to an amended and restated shareholders agreement (the “Shareholders Agreement”) that, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. For a discussion of the Shareholders Agreement, see “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.”

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

RTCs & Aftermarket Parts Warehouses	Approximate Square Feet	Segment	Owned or Leased
Jefferson, North Carolina	92,000	Aftermarket Parts Warehouse	Owned
Decatur, Indiana	90,000	Aftermarket Parts Warehouse	Owned
Decatur, Indiana	85,000	Recreation	Owned
Ocala, Florida	63,000	Fire & Emergency	Owned
Coburg, Oregon	36,000	Recreation	Leased
Fontana, California	15,000	Fire & Emergency	Leased
Fort Lauderdale, Florida	15,000	Fire & Emergency	Leased
Tallahassee, Florida	3,000	Fire & Emergency	Leased
Total	399,000

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Decatur, Indiana	745,000	Fleetwood RV, American Coach, Holiday Rambler	Owned
Ocala, Florida	524,000	E-ONE	Owned/Leased
Snyder, Nebraska	400,000	Smeal	Owned
Charlotte, Michigan	283,000	Spartan Emergency Response	Owned
South Hutchinson, Kansas	262,000	Collins Bus	Owned
Decatur, Indiana	254,000	Goldshield	Owned
Grove City, Ohio	240,000	Horton Emergency Vehicles	Owned/Leased
Holden, Louisiana	232,000	Ferrara Fire Apparatus, KME	Owned
Riverside, California	227,000	ENC	Owned
Jefferson, North Carolina	225,000	American Emergency Vehicles	Owned
Winter Park, Florida	223,000	Wheeled Coach, Road Rescue	Owned
Bristol, Indiana	200,000	Renegade RV	Leased
Lancaster, California	194,000	Lance Camper, Avery Transportation	Leased
Elkhart, Indiana	189,000	Midwest Automotive Division	Owned/Leased
Longview, Texas	155,000	Capacity of Texas, LayMor	Owned
Ephrata, Pennsylvania	125,000	Ladder Tower	Owned/Leased
Brandon, South Dakota	96,000	Spartan Emergency Response	Owned/Leased
South El Monte, California	34,000	Leader Emergency Vehicles	Leased
Total	4,608,000

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

A consolidated federal putative securities class action and a consolidated state putative securities class action against the Company and certain of its officers and directors was settled during fiscal year 2022. These actions collectively purported to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The actions alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions sought certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval. The settlement payment is being fully covered by the Company's insurers. The settlement payment and the related insurance proceeds are recorded in other current liabilities and other current assets, respectively, in the Company’s Consolidated Balance Sheets as of October 31, 2021. The court entered a judgment approving the settlement on December 9, 2021. During the first quarter of fiscal year 2022, the Company’s insurers made the final settlement payment. As of October 31, 2022, there are no further amounts recorded in the Consolidated Balance Sheets.

Two purported derivative actions, which have since been consolidated, were also filed in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The parties to the consolidated derivative actions reached a settlement in principle on all issues on or about November 3, 2021. The plaintiffs filed a stipulation of settlement for the derivative actions with the court and moved for preliminary approval of the settlement on January 14, 2022. The court granted final approvement of the settlement on November 17, 2022. The settlement payment is being fully covered by the Company’s insurers.

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

As of December 12, 2022, there were approximately 99 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any purchases of common stock during the fourth quarter of fiscal year 2022.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During fiscal year 2022, the Company paid cash dividends of $12.4 million. Our ability to pay dividends is dependent on our ABL loan and board of directors' approval. See “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between October 31, 2017 and October 31, 2022, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the Russell 2000, RV Peers, and Specialty Vehicles.

Total return of $100 invested on Oct 31, 2017
$200.00
$150.00
$100.00
$50.00
$0.00
Oct' 17
Oct' 18
Oct' 19
Oct' 20
Oct' 21
Oct' 22
REVG
Russell 2000
RV Peers
Specialty Vehicles

“Specialty Vehicles” represents an equally-weighted index comprised of OSK, BLBD, SHYF, & FSS.

“RV Peers” represents an equally-weighted index comprised of THO and WGO.

Equity Compensation Plan Information – see Item 12

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

Overview

REV Group companies are leading designers, manufacturers, and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States and Canada, through three segments: Fire & Emergency, Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that in most of our markets, we hold the first, second or third market share position and approximately 89% of our net sales during fiscal year 2022 came from products where we believe we hold such share positions.

Segments

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) Ferrara, and Spartan Emergency Response (“Spartan ER”) which consists of Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower brands and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

Commercial – Our Commercial segment serves the bus market through the Collins Bus, Magellan and ENC brands. We serve the terminal truck market through the Capacity brand and the sweeper market through the LayMor brand. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports). Within each market, we produce many customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Pace Arrow, Discovery LXE, Renegade Verona, and Renegade XL, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a commercial truck or van chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the heavy-duty truck, RV and broader industrial markets.

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

As the global economy continues to recover from COVID-19 related disruption, labor and significant supply chain challenges, such as shortages in semiconductors, subcomponents and increased prices of raw materials, such as steel and aluminum, have impacted operations of companies on a global scale. Such supply chain disruptions during the fiscal year 2022 impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and take measures to mitigate the associated risks.

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

Results of Operations

The following table compares results for fiscal years 2022, 2021 and 2020

	Fiscal Year Ended
(in millions except per share data)	October 31, 2022	October 31, 2021	October 31, 2020
Net sales	$2,331.6	$2,380.8	$2,277.6
Gross profit	247.5	291.0	228.1
Selling, general and administrative	190.0	189.0	204.9
Restructuring	9.4	2.5	9.9
Impairment charges	—	1.5	12.1
Loss on early extinguishment of debt	—	1.4	—
Loss on sale of business	0.1	2.8	11.1
Loss on investment in China JV	—	6.2	—
Loss (gain) on acquisition of business	—	0.4	(8.6)
Provision (benefit) for income taxes	4.6	11.3	(15.6)
Net income (loss)	15.2	44.4	(30.5)

Net income (loss) per common share
Basic	$0.25	$0.70	$(0.48)
Diluted	$0.25	$0.69	$(0.48)
Dividends declared per common share	$0.20	$0.10	$0.10

Adjusted EBITDA	$105.1	$141.5	$67.5
Adjusted Net Income	$49.1	$76.9	$9.5

Net Sales	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Net sales	$2,331.6	-2.1%	$2,380.8	4.5%	$2,277.6

Net Sales: Consolidated net sales decreased $49.2 million in fiscal year 2022 primarily due to a decrease in net sales within the F&E segment, partially offset by an increase in net sales within the Commercial and Recreation segments. The decrease in sales in the F&E segment was primarily due to decreased unit shipments of fire apparatus and ambulance units resulting from supply chain disruptions and labor constraints, partially offset by price realization. The increase in the Commercial segment net sales compared to the prior year period was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses. The increase in Recreation segment net sales was primarily the result of price realization and favorable mix, partially offset by lower line rates and decreased unit shipments related to supply chain disruptions and labor constraints in certain businesses.

Consolidated net sales increased $103.2 million in fiscal year 2021 primarily due to increased Recreation segment net sales and the acquisition of Spartan Emergency Response (“Spartan ER”) in February of 2020, partially offset by a decrease in organic net sales in the Fire & Emergency (“F&E”) segment and a decrease in net sales in the Commercial segment, the latter of which, related to the divesture of two shuttle bus businesses in May of fiscal year 2020. The increase in Recreation segment net sales compared to fiscal year 2020 was primarily the result of increased wholesale shipments across all categories related to increased retail demand as outdoor activities increased in popularity emerging from COVID-19. The decline in F&E organic net sales compared to fiscal year 2020 was primarily the result of a decreased unit shipment of fire apparatus and ambulance units in the second half of fiscal year 2021 related to supply chain, chassis and labor constraints that limited vehicle production, partially offset by price realization and favorable mix.

Gross Profit	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Gross profit	$247.5	-14.9%	$291.0	27.6%	$228.1
% of net sales	10.6%		12.2%		10.0%

Gross Profit: Consolidated gross profit decreased $43.5 million in fiscal year, 2022 compared to the prior year period. The decrease in gross profit was primarily attributable to lower net sales within the F&E segment, inefficiencies related to supply chain disruptions, labor constraints, relocating production of KME branded fire apparatus to other F&E segment facilities within the F&E segment, and inflationary pressures, partially offset by price realization and a favorable mix in the Recreation segment.

Consolidated gross profit increased $62.9 million in fiscal year 2021 primarily due to increased gross profit in the F&E and Recreation segments partially offset by decreased gross profit in the Commercial segment. The increase in gross profit in the F&E segment was primarily the result of increased efficiencies resulting from operational improvement initiatives and price realization, partially offset by lower production volumes and inefficiencies related to supply chain, chassis and labor constraints. The increase in gross profit in the Recreation segment was primarily the result of higher shipments and efficiencies related to increased production volumes and price realization related to lower discounts and sales allowances. The decrease in gross profit in the Commercial segment was primarily the result of lower production volumes of municipal transit buses, as well as Type A school buses related to chassis constraints, and an unfavorable mix due to increased contribution of terminal trucks and street sweepers unit sales, partially offset by the sale of the two lower margin shuttle bus businesses in May of fiscal year 2020.

Selling, General and Administrative	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Selling, general and administrative	$190.0	0.5%	$189.0	-7.8%	$204.9

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $1.0 million in fiscal year 2022 primarily due to an increase in travel, marketing related costs, and legal matters, partially offset by lower management incentive compensation.

Consolidated SG&A costs decreased $15.9 million in fiscal year 2021 primarily due to reduced corporate SG&A expense related to certain restructuring activities and the divestiture of two shuttle bus businesses in May of fiscal year 2020, partially offset by the acquisition of Spartan ER, the return of certain travel and trade show related costs that were reduced in fiscal year 2020 due to COVID-19, and an increase in incentive compensation in fiscal year 2021.

Restructuring	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Restructuring	$9.4	276.0%	$2.5	-74.7%	$9.9

Restructuring: Consolidated restructuring costs increased $6.9 million in fiscal year 2022. Restructuring costs for the fiscal year 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to Consolidated Financial Statements.

Consolidated restructuring costs decreased $7.4 million in fiscal year 2021. Restructuring costs of $2.5 million resulted from the announced closure and transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Restructuring costs of $9.9 million for fiscal year 2020 resulted from the move from a centralized to a decentralized aftermarket parts business, severance costs related to reductions in force across all segments, dealer termination payments associated with the sunset of certain ambulance brands, and lease termination costs related to the closure of a Spartan ER facility.

Impairment Charges	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Impairment charges	$—	-100.0%	$1.5	-87.6%	$12.1

Impairment charges: Impairment charges for fiscal year 2021 were related to certain buildings within the F&E segment where the Company announced the closure of production operations.

Impairment charges for fiscal year 2020 were related to the liquidation of the Company’s rental fleet, certain fixed assets associated with the decentralization of the Company’s aftermarket parts business and the value of trade names associated with sunset of certain ambulance brands.

Loss on Early Extinguishment of Debt	Fiscal Year Ended
($ in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Loss on early extinguishment of debt	$—	-100.0%	$1.4	100.0%	$—

Loss on Early Extinguishment of Debt: Reflects losses in fiscal year 2021 recognized upon extinguishment of our 2017 ABL Facility and Term Loan. The loss is entirely comprised of unamortized debt issuance costs that were written off in connection with this extinguishment.

Loss on sale of business	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Loss on sale of business	$0.1	-96.4%	$2.8	-74.8%	$11.1

Loss on sale of Business: Loss on sale of business decreased by $2.7 million for the fiscal year 2022 compared to the prior year period. In the first quarter of fiscal year 2021, in connection with a strategic review of the product portfolio, we made the decision to divest our REV Brazil business. As a result, a loss of $2.8 million was recorded during fiscal year 2021. Refer to Note 7, Divestitures to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In the third quarter of fiscal year 2020, we completed the sale of our shuttle bus businesses for $50.5 million in cash, resulting in, a loss on sale of $11.1 million during fiscal year ended 2020.

Loss on investment in China JV	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Loss on investment in China JV	$—	-100.0%	$6.2	100.0%	$—

Loss on investment in China JV: In the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment. In connection with this decision, the Company recorded a loss of $6.2 million, which represents the difference between the carrying value of the investment and the estimated proceeds to be received upon sale.

Loss (gain) on acquisition of business	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Loss (gain) on acquisition of business	$—	-100.0%	$0.4	-104.7%	$(8.6)

Loss (gain) on acquisition of business: During the first quarter of fiscal year 2021, the preliminary purchase price allocation of the Spartan ER acquisition was updated to reflect immaterial measurement period adjustments made certain assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million from $8.6 million to $8.2 million. Refer to Note 3, Acquisition, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Provision (benefit) for Income Taxes	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Provision (benefit) for income taxes	$4.6	-59.3%	$11.3	-172.4%	$(15.6)

Provision (benefit) for income taxes: Consolidated income tax provision was $4.6 million or 23.2% of pretax income and $11.3 million or 20.3% of pretax income for fiscal years 2022 and 2021, respectively. Tax provision for fiscal year 2022 was favorably impacted by incentives for the U.S. research and stock-based compensation tax deductions. Tax provision was unfavorably impacted by valuation allowances on certain state tax attributes.

Results for fiscal year 2021 were favorably impacted by tax benefits related to net operating loss carrybacks allowable under the CARES Act of $4.2 million. Tax provision was unfavorably impacted by the valuation allowances related to the loss on our China JV of $1.3 million.

Results for fiscal year 2020 were favorably impacted by tax benefits related to loss carryback allowable under the CARES Act and the nontaxable gain on the acquisition of Spartan ER, for $3.5 million and $2.2 million, respectively.

Net income (loss)	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Net income (loss)	$15.2	-65.8%	$44.4	-245.6%	$(30.5)

Net income (loss): Consolidated net income decreased $29.2 million in fiscal year 2022 primarily due to the factors detailed above.

Consolidated net income increased $74.9 million in fiscal year 2021 primarily due to increased gross profit described above plus lower restructuring and restructuring related charges, lower losses related to sale of business, and lower interest expense, partially offset by higher provision for income tax and loss on investments.

Adjusted EBITDA	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Adjusted EBITDA	$105.1	-25.7%	$141.5	109.6%	$67.5

Consolidated Adjusted EBITDA decreased $36.4 million in fiscal year 2022 due to a decrease in Adjusted EBITDA in the F&E and Commercial segments, partially offset by higher Adjusted EBITDA in the Recreation segment.

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

Adjusted Net Income	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Adjusted Net Income	$49.1	-36.2%	$76.9	709.5%	$9.5

Refer to the “Adjusted EBITDA and Adjusted Net Income” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a reconciliation of Net Income (Loss) to Adjusted Net Income tables and related footnotes.

Fire & Emergency Segment

	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Net sales	$965.4	-15.0%	$1,135.1	0.3%	$1,132.0
Adjusted EBITDA	2.5	-95.7%	57.7	44.6%	39.9
Adjusted EBITDA % of net sales	0.3%		5.1%		3.5%

Net Sales. F&E segment net sales decreased $169.7 million in fiscal year 2022, primarily due to decreased shipments of fire apparatus and ambulance units resulting primarily from chassis and supply chain disruptions and labor constraints, partially offset by price realization.

F&E segment net sales increased $3.1 million in fiscal year 2021, primarily due to the acquisition of Spartan ER in February of 2020. Excluding the impact of Spartan ER, F&E net sales decreased by $46.5 million, or 5.0% compared to the prior year period. The decrease in organic net sales was primarily related to lower shipments of fire trucks and ambulance units in the second half of fiscal year 2021 related to chassis and supply chain disruptions, and labor constraints, partially offset by strong price realization and favorable mix.

Adjusted EBITDA. F&E segment Adjusted EBITDA decreased $55.2 million in fiscal year 2022. The decrease was primarily due to lower sales volume, inefficiencies related to chassis and supply chain disruption, labor constraints, and inflationary pressures, partially offset by price realization.

F&E segment Adjusted EBITDA increased $17.8 million in fiscal year 2021. Excluding the impact of Spartan ER, F&E Adjusted EBITDA increased by $17.6 million, or 64.9% compared to the prior year period. The increase in profitability was primarily related to increased efficiencies related to productivity improvement initiatives at the largest fire and largest ambulance plants, partially offset by inefficiencies related to chassis and supply chain disruptions, and labor constraints, primarily in the second half of fiscal year 2021.

Commercial Segment

	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Net sales	$410.2	5.9%	$387.3	-20.1%	$484.8
Adjusted EBITDA	22.3	-28.1%	31.0	-10.1%	34.5
Adjusted EBITDA % of net sales	5.4%		8.0%		7.1%

Net Sales. Commercial segment net sales increased $22.9 million in fiscal year 2022 primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses.

Commercial segment net sales decreased $97.5 million in fiscal year 2021 primarily due to the disposition of two shuttle bus businesses in May of fiscal year 2020. Excluding the impact of the shuttle bus divestiture, net sales decreased by $3.9 million, or 1.0% compared to the prior fiscal year. The decrease in net sales was primarily due to lower shipments of school buses related to the suspension of normal production activities in fourth quarter fiscal year 2021 due to limited chassis availability, and lower shipments of municipal transit buses, partially offset by increased shipments of terminal trucks and street sweepers.

Adjusted EBITDA. Commercial segment Adjusted EBITDA decreased $8.7 million in fiscal year 2022. The decrease in Adjusted EBITDA compared to the prior year was primarily due to lower shipments and an unfavorable mix of school buses and municipal transit buses, inefficiencies related to supply chain disruptions, and inflationary pressures, partially offset by increased shipments of street sweepers, increased shipments and improved profitability of terminal trucks, and price realization.

Commercial segment Adjusted EBITDA decreased $3.5 million in fiscal year 2021. The decrease in Adjusted EBITDA compared to the prior year was primarily due to lower production volumes and shipments of school buses, inefficiencies related to the suspension of production activities mentioned above, and lower shipments of municipal transit buses, partially offset by increased production volumes and shipments of terminal trucks and street sweepers and the disposition of lower margin shuttle bus business.

Recreation Segment

	Fiscal Year Ended
(in millions)	October 31, 2022	Change	October 31, 2021	Change	October 31, 2020
Net sales	$957.8	11.6%	$858.5	30.5%	$657.8
Adjusted EBITDA	110.9	29.0%	86.0	124.0%	38.4
Adjusted EBITDA % of net sales	11.6%		10.0%		5.8%

Net Sales. Recreation segment net sales increased $99.3 million in fiscal year 2022 primarily due to price realization and favorable mix, partially offset by lower line rates and unit shipments related to supply chain disruptions and labor constraints in certain businesses.

Recreation segment net sales increased $200.7 million in fiscal year 2021 primarily due to increased wholesale shipments across all categories related to increased retail demand as outdoor activities increased in popularity emerging from COVID-19 as well as increased pricing and lower discounts and sales allowances.

Adjusted EBITDA. Recreation segment Adjusted EBITDA increased $24.9 million primarily due to price realization and favorable mix, partially offset by lower shipments and inefficiencies related to supply chain disruptions and labor constraints in certain businesses, and inflationary pressures.

Recreation segment Adjusted EBITDA increased $47.6 million primarily due to increased production volumes and shipments, price realization, and lower discounts and sales allowances, partially offset by inefficiencies related to supply chain disruptions and labor constraints.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	October 31, 2022	October 31, 2021	$	%
Fire & Emergency	$2,589.4	$1,498.6	$1,090.8	72.8%
Commercial	525.6	394.7	130.9	33.2%
Recreation	1,119.8	1,234.5	(114.7)	(9.3)%
Total Backlog	$4,234.8	$3,127.8	$1,107.0	35.4%
Each of our three segments has a backlog of new vehicle orders that generally extends out from nine to twenty-four months in duration.

Orders from our dealers and end customers are evidenced by a contract, firm purchase order or reserved production slot for delivery of one or many vehicles. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

At the end of fiscal year 2022, our backlog was $4,234.8 million, compared to $3,127.8 million at the end of fiscal year 2021. The increase in total backlog was due to increased F&E and Commercial segment backlogs partially offset by a decreased Recreation backlog. The increase in F&E segment backlog was primarily the result of increased orders for fire apparatus and ambulance units, pricing actions, and lower shipments. The increase in Commercial segment backlog was primarily the result of increased orders municipal transit buses, and pricing actions, partially offset by increased shipments of terminal trucks and street sweepers against backlog. The decrease in Recreation segment backlog was primarily the result of a normalization of inbound orders across categories, partially offset by pricing actions.

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

Cash Flow

The following table shows summary cash flows for fiscal years 2022, 2021 and 2020:

	Fiscal Years Ended
(in millions)	October 31, 2022	October 31, 2021	October 31, 2020
Net cash provided by operating activities	$91.6	$158.3	$55.7
Net cash (used in) provided by investing activities	(14.8)	(10.2)	1.7
Net cash used in financing activities	(69.7)	(146.2)	(49.3)
Net increase in cash and cash equivalents	$7.1	$1.9	$8.1

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal year 2022 was $91.6 million, compared to $158.3 million for fiscal year 2021. The decrease in positive cash generation from operating activities for fiscal year 2022 compared to the prior year was related to a decrease in net income, an increase in accounts receivable due to lower sales rates offset by higher collections, an increase in inventories due to supply chain and labor constraints, increase in accounts payable related to increased payment terms and higher purchases of inventory, partially offset by an increase in customer advances.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used by investing activities for fiscal year 2022 was $14.8 million, compared to $10.2 million cash used in investing activities for fiscal year 2021. The increase in net cash used by investing activities was primarily due to the reduction of proceeds from the sale of certain assets during fiscal year 2022.

Net cash used by investing activities for fiscal year 2021 was $10.2 million, compared to $1.7 million cash provided by investing activities for fiscal year 2020. The increase in net cash used by investing activities was primarily due to increased investment of PPE partially offset by proceeds from the sale of assets

Net Cash Used in Financing Activities

Net cash used in financing activities for fiscal year 2022 was $69.7 million, compared to $146.2 million for fiscal year 2021. The decrease in cash used was primarily due to the decrease in the cash used to repay the term loan in 2021 offset by higher dividend payments and share repurchases of $70.0 million and lower borrowings on the 2021 ABL facility.

Net cash used in financing activities for fiscal year 2021 was $146.2 million, compared to $49.3 million for fiscal year 2020. The increase in cash used was primarily due to the net proceeds from our 2021 ABL Facility offset by the use of those proceeds to repay the 2017 ABL Facility and Term Loan, payments for debt issuance costs, share repurchases and payments for dividends.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. During the fiscal year 2022, we paid cash dividends of $12.4 million.

On June 3, 2021, our Board of Directors reinstated a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis. During the fiscal year 2021, we paid cash dividends of $6.6 million.

We announced the suspension of our quarterly dividend beginning the second quarter of fiscal year 2020. In the fiscal year ended October 31, 2020 we paid cash dividends of $9.5 million.

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

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $150.0 million of the Company’s outstanding common stock, effective immediately. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During fiscal year 2021, the Company repurchased 250,000 shares under this repurchase program at a total cost of $3.9 million at an average price of $15.45, excluding commissions. During fiscal year 2022, the Company repurchased 5,803,483 shares under this repurchase program at a total cost of $70.0 million at an average price of $12.03, excluding commissions. The approximate dollar values of shares that may yet be purchased under this program is $76.2 million as of October 31, 2022.

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Consolidated Statement of Operations and Comprehensive Income (loss) for the fiscal year ended October 31, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Consolidated Balance Sheets.

The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 5.51% as of October 31, 2022. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 1.75% as of October 31, 2021.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of October 31, 2022. As of October 31, 2022, the Company’s availability under the 2021 ABL Facility was $307.7 million.

As of October 31, 2021, the Company’s availability under the 2021 ABL Facility was $290.0 million.

The fair value of the 2021 ABL Facility approximated book value on October 31, 2022 and October 31, 2021, respectively.

Refer to Note 11, Long-Term Debt, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Subsequent Events

The Company evaluated subsequent events through December 14, 2022, the date on which the financial statements were available to be issued. Other than the items noted below, no other events were identified.

Quarterly Dividend

On December 8, 2022, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on January 13, 2023 to shareholders of record on December 30, 2022.

Contractual Obligations

Significant contractual commitments at October 31, 2022 are expected to affect our cash flows in future periods as set forth in the table below.

(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Debt(a)	$—	$—	$—	$230.0	$—	$—	$230.0
Interest(b)	12.7	12.7	12.7	6.3	—	—	44.4
Operating leases	7.0	4.7	3.1	2.0	1.6	5.5	23.9
Purchasing obligations(c)	7.2	7.2	7.2	—	—	—	21.6
Total commitments(d)	$26.9	$24.6	$23.0	$238.3	$1.6	$5.5	$319.9

(a)
Includes estimated principal payments due under our the 2021 ABL Facility as of October 31, 2022.
(b)
Based on interest rates in effect as of October 31, 2022.
(c)
Includes obligations under non-cancellable purchase orders for raw materials and chassis as of October 31, 2022.
(d)
Unrecognized tax benefits totaling $3.8 million as of October 31, 2022, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 17, Income Taxes, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for disclosures regarding uncertain income tax positions under ASC Topic 740.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Other than the items noted in Note 18, Commitments and Contingencies, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion, we do not have any material off-balance sheet arrangements.

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
•
the cash requirements to pay our taxes.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2022	October 31, 2021	October 31, 2020
Net income (loss)	$15.2	$44.4	$(30.5)
Depreciation and amortization	32.3	32.0	40.2
Interest expense, net	16.9	17.3	25.7
Loss on early extinguishment of debt	—	1.4	—
Provision (benefit) for income taxes	4.6	11.3	(15.6)
EBITDA	69.0	106.4	19.8
Transaction expenses(a)	0.7	3.2	3.3
Sponsor expense reimbursement(b)	0.1	0.4	0.5
Restructuring (c)	9.4	2.5	9.9
Restructuring related charges(d)	9.7	0.3	10.5
Impairment charges(e)	—	1.5	12.1
Stock-based compensation expense(f)	8.7	7.8	7.8
Legal matters(g)	7.4	4.0	1.8
Net loss on sale of business and assets(h)	0.1	7.9	11.1
Loss (gain) on acquisition of business(i)	—	0.4	(8.6)
Other items (j)	—	6.1	—
Losses (earnings) attributable to assets held for sale(k)	—	1.0	(0.8)
Deferred purchase price payment(l)	—	—	0.1
Adjusted EBITDA	$105.1	$141.5	$67.5

The following table reconciles Net Income (loss) to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2022	October 31, 2021	October 31, 2020
Net income (loss)	$15.2	$44.4	$(30.5)
Amortization of intangible assets	7.1	9.8	13.3
Transaction expenses(a)	0.7	3.2	3.3
Sponsor expense reimbursement(b)	0.1	0.4	0.5
Restructuring (c)	9.4	2.5	9.9
Restructuring related charges(d)	9.7	0.3	10.5
Impairment charges(e)	—	1.5	12.1
Stock-based compensation expense(f)	8.7	7.8	7.8
Legal matters(g)	7.4	4.0	1.8
Net Loss on sale of business and assets(h)	0.1	7.9	11.1
Loss (gain) on acquisition of business(i)	—	0.4	(8.6)
Other Items(j)	—	6.1	—
Losses (earnings) attributable to assets held for sale(k)	—	1.0	(0.8)
Deferred purchase price payment(l)	—	—	0.1
Loss on early extinguishment of debt(m)	—	1.4	—
Accelerated depreciation on certain property, plant, and equipment (n)	2.3	—	—
Impact of tax rate change(o)	—	(4.2)	(3.5)
Income tax effect of adjustments(p)	(11.6)	(9.6)	(17.5)
Adjusted Net Income	$49.1	$76.9	$9.5

(a)
Reflects costs incurred in connection with business acquisitions, dispositions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)
Reflects the reimbursement of expenses to the Company’s primary equity holder.
(c)
Restructuring costs for fiscal year 2021 and 2022 incurred in connection with the announced closure of certain facilities within the F&E segment and termination and severance costs incurred within the corporate segment.

Restructuring costs for fiscal year 2020 resulted from the sunset of certain ambulance brands, move from a centralized to a decentralized aftermarket parts business, severance costs related to reductions in force across all segments.

(d)
Reflects costs that are directly attributable to restructuring activities, including charges during fiscal year 2022 and 2021 in connection with the announced closure of certain facilities within the F&E segment, fiscal year 2020 leadership changes and inventory liquidation associated with the decentralization of the Company’s aftermarket parts business, but do not meet the definition of restructuring under ASC 420.
(e)
Reflects impairment charges associated with the closing of certain facilities within the F&E segment for fiscal year 2021.

Reflects impairment charges associated with the liquidation of all rental vehicles, sunset of certain ambulance brands and decentralization of the Company’s aftermarket parts business.

Refer to Note 8, Restructuring and Other Related Charges, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
(h)
The current fiscal year reflects a loss on the sale of a business within the F&E segment as part of the restructuring activities within that segment. Fiscal year 2021 reflects losses related to the sale of REV Brazil of $2.8 million, and the loss recognized on the Company’s investment in its China JV of $6.2 million, offset by a $1.1 million gain related to the sale of land within the F&E segment. Fiscal year 2020 reflects losses related to the sale of our shuttle bus businesses. Refer to Note 7, Divestitures, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(i)
Reflects gain cumulative on acquisition of Spartan ER. Refer to Note 3, Acquisitions, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
(o)
Reflects the impact of net operating loss carrybacks as a result of the CARES Act. Refer to Note 17, Income Taxes, to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(p)
Income tax effect of adjustments using a 26.5% effective income tax rate for fiscal years 2022, 2021 and 2020, except for certain items with differing tax treatments.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Under the quantitative method, the fair value of each reporting unit of the Company is determined by using a combination of the income approach and market approach. The income approach involves the use of significant estimates and assumptions. The income approach involves discounting management’s projections of future interim and terminal cash flows to a present value at a risk-adjusted discount rate which corresponds with the Company’s and market-participant weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation and amortization expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the Company on a going-forward basis. The WACC represents a blended cost of equity and debt capital applicable to the Company based on observed market participant rates of return for a group of comparable public companies in the industry, utilizes market participant capital structure assumptions by reference to the industry’s average debt to total invested capital ratios, and is also being adjusted for relative risk premiums specific to each reporting unit tested. The terminal residual value is based upon the projected cash flow for the final projected year and is calculated using a capitalization rate based on estimates of growth of the net cash flows based on the Company’s estimate of sustainable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy.

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

During the fiscal year 2022, the Company performed its annual goodwill test using both a quantitative and qualitative approach and did not identify any goodwill impairments. During the quarter ended July 31, 2022, management identified a triggering event related to a reporting unit within the Fire & Emergency, (“F&E”), segment. This triggering event was a result of lower operating results compared to forecast, which were primarily driven by uncertainty surrounding the supply of critical components and labor. Accordingly, we performed an interim quantitative goodwill and indefinite-lived intangible asset impairment test on that reporting unit and concluded no impairment existed as of the test date. The goodwill balances at the F&E segment are $88.6 million, Commercial segment of $26.2 million and Recreation segment of $42.5 million.

During the fiscal year 2022, the Company performed its annual indefinite-lived trade name intangibles and did not identify any impairments. Besides intangibles within the F&E segment, the fair value of all intangibles were considerably in excess of their carrying value.

Warranty

Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s best estimate of the expected future cost of honoring our obligations under our limited warranty plans. The costs of fulfilling our warranty obligations principally involve replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. Our estimates are based on historical experience, the number of units involved and the cost per claim. A significant increase in replacement parts, labor and travel could have a material adverse impact on our operating results. If our warranty reserve were to change by 5%, it would not have a material impact on our gross profit for the fiscal year ended October 31, 2022. Also, each quarter we review actual warranty claims to determine if there are systemic effects that would require a field retrofit or recall campaign.

Recent Accounting Pronouncements

Refer to Note 2 to our 2022 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk based on fluctuations in interest rates and certain commodity market prices for key raw material inputs. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2022, we had $230.0 million of principal outstanding under our 2021 ABL Facility at an average rate of 5.51% per annum. On an annualized basis, a 100-basis point increase in our floating interest rates under the 2021 ABL Facility would have increased interest expense by $2.3 million. A similar 100-basis point decrease in our floating interest rates would have decreased interest expense by $2.3 million. Both scenarios are affected from rate floor provisions in our credit facility agreement.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Currently, purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. Moving forward, we will be including Raw Material Index movement protocols into supplier pricing agreements where appropriate. We are typically unable to pass along increased costs due to economic fluctuations to our customers. In fiscal year 2022, steel and aluminum raw material inflation resulted in significant increases and surcharges from our suppliers and increased lead-times associated with our raw materials. We rarely use commodity financial instruments to hedge commodity prices. We will alternatively fix our prices for certain materials over an agreed upon amount of time between three months to 24 months through contracts with our vendors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and its subsidiaries (the Company) as of October 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 14, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of Reporting Units for Goodwill Impairment Testing
As described in Notes 2 and 9 to the financial statements, as of October 31, 2022, the Company’s consolidated goodwill balance was $157.3 million. The Company tests for impairment of goodwill annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate a potential impairment. During the year ended October 31, 2022, and prior to the annual test date, management identified a triggering event related to a reporting unit within the Fire & Emergency segment. This triggering event was a result of lower operating results compared to forecast, which were primarily driven by uncertainty surrounding the supply of critical components and labor. As a result, management performed an interim test for impairment related to goodwill and certain indefinite-lived intangible assets included within that reporting unit. For the remaining reporting units, the impairment test was performed at the annual test date. The Company determines the fair value of its reporting units using a combination of the income and the market approach with a reconciliation to the market capitalization of the Company. To quantitatively measure goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit management makes significant estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and comparable market data.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units, we identified management’s assumptions related to revenue growth rates, projected operating margins, discount rates and comparable market data utilized in the valuation of the reporting units quantitatively tested for goodwill impairment as a critical audit matter. These assumptions relate to both the interim test for impairment and the test performed at the annual measurement date. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to revenue growth rates, projected operating margins, discount rates and comparable market data included the following, among others:

•
We obtained an understanding of the relevant controls related to the valuation of the Company’s reporting units and tested such controls for design and operating effectiveness, including those controls related to the review of revenue growth rates, projected operating margins and the selection of an appropriate discount rate and comparable market data.
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

Valuation of Indefinite-lived Intangible Assets

As described in Notes 2 and 9 to the financial statements, the Company’s consolidated indefinite-lived trade names balance was $107.4 million as of October 31, 2022. Management conducts an impairment analysis annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. During the year ended October 31, 2022, and prior to the annual test date, management identified a triggering event related to a reporting unit within the Fire & Emergency segment. As a result, an interim impairment test was performed for certain trade names included within that reporting unit. For the remaining trade names, the impairment test was performed as of the annual test date. An impairment exists when the indefinite-lived trade names’ carrying value exceeds fair value. To evaluate indefinite-lived trade names for impairment, management first considers qualitative factors to determine whether it is more likely than not that impairment exists. For certain indefinite-lived trade names, the Company performed a quantitative test. The fair values of these trade names utilized in the quantitative tests are based on the prospective stream of hypothetical after-tax royalty cost savings discounted at rates of return appropriate for those assets. The assumptions used in management’s estimate which have the most significant effect on the estimated fair value of the Company’s trade names are the projected revenue growth attributable to the trade names, royalty rates and discount rates.

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

December 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.’s (the Company) internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 14, 2022, expressed an unqualified opinion.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

December 14, 2022

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	October 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20.4	$13.3
Accounts receivable, net	215.0	213.3
Inventories, net	629.5	481.7
Other current assets	23.5	52.7
Total current assets	888.4	761.0
Property, plant and equipment, net	148.9	157.6
Goodwill	157.3	157.3
Intangible assets, net	119.2	126.3
Right of use assets	20.2	19.1
Other long-term assets	10.6	17.0
Total assets	$1,344.6	$1,238.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163.9	$116.2
Short-term customer advances	258.0	210.6
Short-term accrued warranty	18.9	22.3
Short-term lease obligations	6.1	7.1
Other current liabilities	80.5	80.8
Total current liabilities	527.4	437.0
Long-term debt	230.0	215.0
Long-term customer advances	74.8	—
Deferred income taxes	21.0	21.4
Long-term lease obligations	14.2	12.8
Other long-term liabilities	20.9	33.3
Total liabilities	888.3	719.5
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 59,323,534 and 64,584,291 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	436.4	502.1
Retained earnings	19.5	16.7
Accumulated other comprehensive income (loss)	0.3	(0.1)
Total shareholders' equity	456.3	518.8
Total liabilities and shareholders' equity	$1,344.6	$1,238.3

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Net sales	$2,331.6	$2,380.8	$2,277.6
Cost of sales	2,084.1	2,089.8	2,049.5
Gross profit	247.5	291.0	228.1
Operating expenses:
Selling, general and administrative	190.0	189.0	204.9
Research and development costs	4.2	4.4	5.8
Amortization of intangible assets	7.1	9.8	13.3
Restructuring	9.4	2.5	9.9
Impairment charges	—	1.5	12.1
Total operating expenses	210.7	207.2	246.0
Operating income (loss)	36.8	83.8	(17.9)
Interest expense, net	16.9	17.3	25.7
Loss on early extinguishment of debt	—	1.4	—
Loss on sale of business	0.1	2.8	11.1
Loss on investment in China JV	—	6.2	—
Loss (gain) on acquisition of business	—	0.4	(8.6)
Income (loss) before provision (benefit) for income taxes	19.8	55.7	(46.1)
Provision (benefit) for income taxes	4.6	11.3	(15.6)
Net income (loss)	$15.2	$44.4	$(30.5)
Other comprehensive income (loss), net of tax	0.4	0.3	(1.1)
Comprehensive income (loss)	$15.6	$44.7	$(31.6)

Net income (loss) per common share:
Basic	$0.25	$0.70	$(0.48)
Diluted	$0.25	$0.69	$(0.48)
Dividends declared per common share	$0.20	$0.10	$0.10

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Cash flows from operating activities:
Net income (loss)	$15.2	$44.4	$(30.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32.3	32.0	40.2
Amortization of debt issuance costs	1.7	2.0	2.5
Stock-based compensation expense	8.7	7.8	7.8
Deferred income taxes	(0.5)	1.1	(27.8)
Loss on early extinguishment of debt	—	1.4	—
Gain on sale of assets	—	(1.5)	(1.2)
Impairment charges	—	1.5	12.1
Loss on sale of business	0.1	2.8	11.1
Loss on investment in China JV	—	6.2	—
Loss (gain) on acquisition of business	—	0.4	(8.6)
Changes in operating assets and liabilities, net
Receivables, net	(1.8)	12.0	44.1
Inventories, net	(149.5)	52.8	27.1
Other current assets	17.1	(1.5)	(1.8)
Accounts payable	47.8	(49.7)	(36.7)
Accrued warranty	(5.7)	(0.6)	2.9
Customer advances	122.3	40.5	4.9
Other liabilities	5.2	9.7	7.7
Long-term assets	(1.3)	(3.0)	1.9
Net cash provided by operating activities	91.6	158.3	55.7
Cash flows from investing activities:
Purchase of property, plant and equipment	(24.8)	(24.7)	(13.5)
Purchase of rental and used vehicles	—	—	(3.3)
Proceeds from sale of assets	8.2	12.5	11.3
Proceeds from sale of investment in China JV	1.8	—	—
Proceeds from sale of businesses	—	2.0	54.5
Acquisition of businesses, net of cash acquired	—	—	(47.3)
Net cash (used in) provided by investing activities	(14.8)	(10.2)	1.7
Cash flows from financing activities:
Net proceeds (repayments) from borrowings on revolving credit	15.0	175.0	(35.1)
Repayment of long-term debt	—	(303.4)	(3.3)
Payment of dividends	(12.4)	(6.6)	(9.5)
Repurchase and retirement of common stock	(70.0)	(3.9)	—
Payment of debt issuance costs	—	(7.0)	(1.0)
Proceeds from exercise of common stock options	0.3	2.0	0.8
Other financing activities	(2.6)	(2.3)	(1.2)
Net cash used in financing activities	(69.7)	(146.2)	(49.3)
Net increase in cash and cash equivalents	7.1	1.9	8.1
Cash and cash equivalents, beginning of year	13.3	11.4	3.3
Cash and cash equivalents, end of year	$20.4	$13.3	$11.4
Supplemental disclosures of cash flow information:
Cash paid (refunded) for:
Interest	$12.0	$14.8	$23.2
Income taxes, net of refunds	$(12.8)	$3.8	$5.5

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)

	Common Stock		Additional Paid-in	Retained	Non- controlling	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings (Deficit)	Interest	(Loss) Income	Equity
Balance, October 31, 2019	$0.1	62,217,486 Sh.	$490.8	$15.8	$0.2	$(1.7)	$505.2
Net loss				(30.5)			(30.5)
Sale of business					(0.2)		(0.2)
Other comprehensive loss, net of tax						(1.1)	(1.1)
Stock-based compensation expense			7.4				7.4
Exercise of common stock options	—	130,000 Sh.	0.8				0.8
Vesting and issuance of restricted stock units and awards, net of forfeitures and employee tax withholdings	—	1,055,840 Sh.	(1.2)				(1.2)
Reclassification of Liability Awards			(1.7)				(1.7)
Dividends declared on common stock				(6.4)			(6.4)
Balance, October 31, 2020	$0.1	63,403,326 Sh.	$496.1	$(21.1)	$—	$(2.8)	$472.3
Net Income				44.4			44.4
Sale of business						2.4	2.4
Other comprehensive income, net of tax						0.3	0.3
Stock-based compensation expense			7.8				7.8
Exercise of common stock options	—	221,900 Sh.	2.0				2.0
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	316,831 Sh.	(1.7)				(1.7)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	723,092 Sh.	(0.2)				(0.2)
Settlement of Liability Awards	—	169,142 Sh.	2.0				2.0
Repurchase and retirement of common stock	—	(250,000 Sh.)	(3.9)				(3.9)
Dividends declared on common stock				(6.6)			(6.6)
Balance, October 31, 2021	$0.1	64,584,291 Sh.	$502.1	$16.7	$—	$(0.1)	$518.8
Net Income				15.2			15.2
Stock-based compensation expense			8.7				8.7
Exercise of common stock options	—	44,900 Sh.	0.3				0.3
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	274,485 Sh.	(2.1)				(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	223,341 Sh.	(2.6)				(2.6)
Other comprehensive income, net of tax	—					0.4	0.4
Repurchase and retirement of common stock	—	(5,803,483 Sh.)	(70.0)				(70.0)
Dividends declared on common stock				(12.4)			(12.4)
Balance, October 31, 2022	$0.1	59,323,534 Sh.	$436.4	$19.5	$—	$0.3	$456.3
See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. (“REV” or “the Company”) companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services, serving a diversified customer base, primarily in the United States, through three segments: Fire & Emergency, Commercial and Recreation. The Company’s Fire & Emergency business is conducted primarily under the following brands: E-One, Ferrara, KME, Spartan Emergency Response, Smeal, Spartan Fire Chassis, Ladder Tower, AEV, Horton, Leader, Road Rescue and Wheeled Coach. The Company’s Commercial business is conducted primarily under the following brands: Capacity, Collins Bus, Magellan, ENC and LayMor. The Company’s Recreation vehicle business is conducted primarily under the following brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 46.5% of REV Group’s voting equity as of October 31, 2022. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

In June 2021, the Company completed a secondary offering (the “June 2021 Secondary Offering”) in which 5,500,000 shares of common stock were sold by certain selling security holders to the public at a price of $15.50 per share. The underwriters were also granted an option, which they exercised in full, to purchase up to an additional 825,000 shares of common stock from the selling security holders. Upon completion of the June 2021 Secondary Offering, AIP ceased to beneficially own a majority of the Company’s common stock. As a result, the Company is no longer a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, and the Company no longer relies on exemptions from corporate governance requirements that are available to controlled companies. The Company did not receive any proceeds from the June 2021 Secondary Offering. The Company incurred approximately $0.4 million in offering costs during the fiscal year ended October 31, 2021, and these costs were included within selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Related Party Transactions: During fiscal years 2022, 2021 and 2020, the Company reimbursed its primary equity holder for expenses in the amount of $0.1 million, $0.4 million and $0.5 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain production facilities and offices for two of the Company’s subsidiaries are or were leased from certain members of management. Rent expense under these arrangements during fiscal years 2022, 2021 and 2020 totaled $0 million, $0.1 million and $0.7 million, respectively.

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

Fiscal Year: The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to fiscal years 2022, 2021 and 2020 relate to the fiscal years ended October 31, 2022, 2021 and 2020, respectively.

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

Under our cash management system, book overdraft balances may exist for our disbursement accounts, which represent uncleared checks in excess of cash balances in individual bank accounts. Such amounts are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of October 31, 2022 and October 31, 2021, the Company had net book overdrafts of $6.2 million and $9.7 million, respectively.

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. As of October 31, 2022 and October 31, 2021, the Company had $20.2 million and $13.1 million of uninsured cash balances in excess of Federal Depository Insurance Company limits, respectively.

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

Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Beginning balance	$1.9	$1.8	$0.7
Net recorded expense	—	1.3	1.3
Write-offs, net of recoveries/payments	(0.1)	(1.2)	(0.2)
Ending balance	$1.8	$1.9	$1.8

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, the majority of receivables are with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 12%, 16% and 14% of its net sales for fiscal years 2022, 2021 and 2020, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and Indefinite-lived intangible assets, consisting of tradenames, are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. Goodwill and indefinite-lived intangible assets are evaluated for impairment, we may first perform a qualitative assessment to determine if it is more likely than not that the carrying value of the asset is recoverable. When the fair value of the reporting unit or tradename is less than its carrying value, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of the related asset, is recorded for the amount by which the carrying amount exceeds fair value.

As part of the annual test on both goodwill and indefinite-lived intangible assets, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

The Company performed its annual goodwill and indefinite lived intangible asset impairment analyses as of August 1, 2022. During fiscal year 2022, the Company performed its annual test on goodwill and indefinite-lived intangible assets, using both a quantitative and qualitative approach and did not identify any impairments.

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

Self-Insurance: The Company self-insures a portion of its workers' compensation and health insurance. Under these self-insurance plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use third party administrators and actuaries who use historical claims experience, state and industry specific development factors and various state statutes to assist in the determination of the accrued liability balance. As the Company pays the claims, the reserve is released for incurred and reported claims.

Advertising costs: Advertising costs, which include trade show and online marketing, are included in selling, general and administrative expense and are expensed as incurred. The Company incurred $9.2 million, $10.3 million, and $8.3 million for the fiscal year ended, October 31, 2022, 2021 and 2020 respectively.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are and are recorded in “Cost of Sales” in the Consolidated Statements of Operations and Comprehensive income (loss) when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill and hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory and is ready for physical transfer to the customer, and (iv) the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as "customer advances" in the Company’s Consolidated Balance Sheets. The Company reduces the contract liabilities when the Company transfers control of the promised good or service. During fiscal year 2022, the Company recognized $130.0 million of revenue that was included in the customer advances balance of $210.6 million as of October 31, 2021. During fiscal year 2021, the Company recognized $138.4 million of revenue that was included in the customer advances balance of $170.1 million as of October 31, 2020. During fiscal year 2020, the Company recognized $106.7 million of revenue that was included in the customer advances balance of $129.9 million as of October 31, 2019. The Company’s payment terms do not include a significant financing component outside of the F&E segment. Within the F&E segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges during the years ended October 31, 2022, October 31, 2021 and October 31, 2020 of $6.9 million, $5.5 million, and $4.5 million respectively, were recorded in "interest expense" in the Consolidated Statement of Operations and Comprehensive Income (loss). The Company does not have significant contract assets.

Remaining Performance Obligations

As of October 31, 2022, the Company had unsatisfied performance obligations for non-cancellable contracts with an original duration greater than one year totaling $1,706.2 million, of which $1,448.3 million is expected to be satisfied and revenue recognized in fiscal year 2023 and $257.9 million is expected to be satisfied and revenue recognized thereafter.

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

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. Based on Company's estimates, the carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximated fair value as of October 31, 2022 and 2021. See the Notes to Consolidated Financial Statements for additional fair value information.

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

The Company includes interest and penalties related to income tax liabilities in the provision (benefit) for income taxes in the Company’s Consolidated Statements of Operations and Comprehensive income (loss). Liabilities for income taxes payable, accrued interest and penalties that are due within one year of the balance sheet date are included in other current liabilities.

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

Note 3. Acquisitions

Spartan Emergency Response

On February 1, 2020, the Company acquired substantially all of the assets and liabilities of Spartan Emergency Response (“Spartan ER”), a leading designer, manufacturer and distributor of custom emergency response vehicles, cabs and chassis for the emergency response market, and its brands, from The Shyft Group (NASDAQ: SHYF). Spartan ER is reported as part of the Fire & Emergency segment. The acquisition increases the Company’s market share in several key product categories and provides access to several large new municipalities and regional markets. The initial purchase price for Spartan ER was $54.8 million of cash, which was funded through the Company’s 2017 ABL credit facility. The preliminary purchase price allocation, which was based on a $54.8 million purchase price, resulted in a gain of $11.9 million, which is included in the Company’s Consolidated Statement of Operations and Comprehensive Income (loss) for the fiscal year ended October 31, 2020.

The initial purchase price was adjusted to $47.3 million in connection with the post close net working capital adjustments that were finalized in the fourth quarter of fiscal year 2020 and subsequent receipt of $7.5 million from the seller. These updates resulted in a decrease to the cumulative gain on acquisition of $3.3 million, from $11.9 million to $8.6 million.

During the first quarter of fiscal year 2021, the purchase price allocation was updated to reflect immaterial measurement period adjustments made to inventories and warranty, and certain other assets acquired and liabilities assumed. These updates resulted in a decrease to the cumulative gain on acquisition of $0.4 million, from $8.6 million to $8.2 million. The measurement period adjustments did not have a material impact on the Company’s results of operations during that period.

Net sales and operating income attributable to Spartan ER for the fiscal years 2022, 2021 and 2020 were $260.0 million, $212.4 million and $10.0 million, respectively.

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2022	October 31, 2021
Chassis	$82.7	$33.5
Raw materials & parts	240.6	188.0
Work in process	281.1	231.0
Finished products	35.5	39.4
	639.9	491.9
Less: reserves	(10.4)	(10.2)
Total inventories, net	$629.5	$481.7

Note 5: Other Current Assets

Other current assets consisted of the following:

	October 31, 2022	October 31, 2021
Prepaids	$18.0	$16.5
Income tax receivable	4.7	22.3
Insurance receivable	—	12.8
Other	0.8	1.1
Total	$23.5	$52.7

See Note 18, Commitments and Contingencies, for additional information on the Insurance receivable.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2022	October 31, 2021
Land & land improvements	$18.6	$19.1
Buildings & improvements	105.4	107.5
Machinery & equipment	95.4	88.6
Rental & used vehicles	2.1	2.5
Computer hardware & software	60.6	58.9
Office furniture & fixtures	5.0	4.3
Construction in process	6.6	7.8
	293.7	288.7
Less: accumulated depreciation	(144.8)	(131.1)
Total property, plant and equipment, net	$148.9	$157.6

Depreciation expense for fiscal years 2022, 2021 and 2020 was $25.2 million, $22.2 million and $26.9 million, respectively.

Note 7. Divestitures

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

During the third quarter of fiscal year 2022, the Company sold its equity interest in the China JV, and received $1.8 million. The remaining proceeds of approximately $0.7 million, which approximates the carrying value of the remaining assets associated with the sale, are expected to be received during fiscal year 2023. The cash received during the third quarter of fiscal year 2022 has been included within the Investing section of the Consolidated Statement of Cash Flows for the fiscal year ended October 31, 2022.

During fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest of its REV Brazil business. In connection with this sale, the Company recognized a loss of $2.8 million, which is included in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2021. Total proceeds received in connection with this sale was $4.0 million, $2.0 million of which was received in the third quarter of fiscal year 2021. The remaining $2.0 million was received in the third quarter of fiscal year 2022 and has been included within Other financing activities in the Consolidated Statement of Cash Flows for the year October 31, 2022. The REV Brazil business was previously reported as part of the Fire & Emergency segment.

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

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. For the fiscal year ended October 31, 2022, the Company recorded restructuring charges of $9.4 million and additional charges of $12.0 million consisting of $8.5 million of production inefficiencies, $2.3 million of accelerated depreciation and $1.2 million of other costs. For the fiscal year ended October 31, 2021, the Company recorded restructuring and impairment charges on certain production facilities of $2.5 million and $1.5 million, respectively.

The pre-tax impairment and restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2022
Fire & Emergency	$4.3	$5.1	$—	$9.4
Commercial	—	—	—	—
Recreation	—	—	—	—
Corporate and Other	—	—	—	—
Total	$4.3	$5.1	$—	$9.4

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2021
Fire & Emergency	$1.3	$0.3	$1.5	$3.1
Commercial	—	—	—	—
Recreation	—	—	—	—
Corporate and Other	0.9	—	—	0.9
Total	$2.2	$0.3	$1.5	$4.0

Changes in the Company’s restructuring reserves related to the initiatives were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairment	Fiscal Year Ended October 31, 2021
Balance, beginning of year	$—	$—	$—	$—
Restructuring provision	2.2	0.3	1.5	4.0
Utilized - cash	(1.2)	(0.3)	—	(1.5)
Utilized - noncash	—	—	(1.5)	(1.5)
Balance, end of year	$1.0	$—	$—	$1.0

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairment	Fiscal Year Ended October 31, 2022
Balance, beginning of year	$1.0	$—	$—	$1.0
Restructuring provision	4.3	5.1	—	9.4
Utilized - cash	(5.3)	(5.1)	—	(10.4)
Utilized - noncash	—	—	—	—
Balance, end of year	$—	$—	$—	$—

As of April 30, 2022 the Company had ceased production activities at the Nesquehoning, PA and Roanoke, VA locations. During the fiscal year ended, October 31, 2022, the Company sold certain properties, machinery and equipment previously used at the Nesquehoning, PA location. The net proceeds received from this sale was $7.4 million, which has been included as a cash inflow from investing activities under the "Proceeds from sale of assets" caption within the Consolidated Statement of Cash flow for the fiscal year ended October 31, 2022.

As of October 31, 2022, this restructuring activity was substantially complete.

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

The pre-tax impairment and restructuring costs, by category and segment related to these activities, are summarized below:

No additional charges have been or will be incurred with respect to these 2020 initiatives.

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2020
Fire & Emergency	$3.2	$2.9	$3.3	$9.4
Commercial	0.2	—	—	0.2
Recreation	0.4	—	—	0.4
Corporate and Other	1.8	1.4	8.8	12.0
Total	$5.6	$4.3	$12.1	$22.0

Note 9. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2022	October 31, 2021
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

The change in the net carrying value amount of goodwill consisted of the following:

	October 31, 2022	October 31, 2021
Balance at beginning of period	$157.3	$157.3
Activity during the year:
Acquisitions	—	—
Divestitures	—	—
Balance at end of period	$157.3	$157.3

There were no changes in the net carrying amount of goodwill during the periods ended October 31, 2022 and October 31, 2021, respectively.

During the quarter ended July 31, 2022, management identified a triggering event related to a reporting unit within the Fire & Emergency, (“F&E”), segment. This triggering event was a result of lower operating results compared to forecast, which were primarily driven by uncertainty surrounding the supply of critical components and labor. Accordingly, the Company performed an interim quantitative goodwill and indefinite-lived intangible asset impairment test on that reporting unit and concluded no impairment existed as of the test date. The Company also performed our annual impairment test and concluded no impairment existed as of the test date.

Intangible assets (excluding goodwill) consisted of the following:

	October 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8	$43.7	$(31.9)	$11.8
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	(31.9)	$119.2

	October 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	8	$66.2	$(47.3)	$18.9
Non-compete agreements	5	2.0	(2.0)	—
		68.2	(49.3)	18.9
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$175.6	$(49.3)	$126.3

Amortization expense was $7.1 million, $9.8 million and $13.3 million for fiscal years 2022, 2021 and 2020, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2023—$3.5 million, 2024—$2.3 million, 2025—$1.7 million, 2026—$1.2 million, 2027—$1.2 million and thereafter—$1.9 million.

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	October 31, 2022	October 31, 2021
Payroll and related benefits and taxes	$38.2	$27.9
Incentive compensation	3.2	11.9
Customer sales programs	2.4	1.8
Restructuring	—	1.0
Restructuring related charges	—	1.4
Interest payable	5.4	2.2
Legal accrual	3.4	13.8
Accrued professional fees	4.5	3.7
Other	23.4	17.1
Total other current liabilities	$80.5	$80.8

See Note 18, Commitments and Contingencies, for additional information on the Legal accrual.

Note 11. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2022	October 31, 2021
2021 ABL facility	$230.0	$215.0

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Consolidated Balance Sheets. The debt issuance costs are amortized over the life of the debt on a straight-line basis.

The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

All revolving loans under the 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Applicable interest rate margins are initially 0.75% for all base rate loans and 1.75% for all Eurodollar rate loans (with the Eurodollar rate having a floor of 0.25%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all Eurodollar rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 5.51% as of October 31, 2022. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 1.75% as of October 31, 2021. On November 1, 2022, the Company amended the 2021 ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate ("SOFR"). The Company does not expect the transition from the Eurodollar rate to SOFR to have a material impact on the Company's results of operations as SOFR has approximated the Eurodollar rate.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of October 31, 2022. As of October 31, 2022, the Company’s availability under the 2021 ABL Facility was $307.7 million.

As of October 31, 2021, the Company’s availability under the 2021 ABL Facility was $290.0 million.

The fair value of the 2021 ABL Facility approximated book value on October 31, 2022 and October 31, 2021.

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

Changes in the Company’s warranty liability consisted of the following:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021
Balance at beginning of year	$37.6	$37.0
Warranty provisions	25.9	31.1
Settlements made	(31.4)	(31.6)
Acquired business	—	1.2
Change in liability of pre-existing warranties	(0.2)	(0.1)
Balance at end of year	$31.9	$37.6

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2022	October 31, 2021
Current liabilities	$18.9	$22.3
Other long-term liabilities	13.0	15.3
Total warranty liability	$31.9	$37.6

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

During fiscal year 2022, the Company recognized total operating lease costs of $9.2 million, and paid cash of $10.4 million. During fiscal year 2021, the Company recognized total operating lease costs of $9.6 million, and paid cash of $9.8 million. During fiscal year 2020, the Company recognized total operating lease costs of $10.1 million, and paid cash of $9.4 million.

At October 31, 2022, future minimum operating lease payments for operating leases that have a non-cancelable term greater than one year are summarized by fiscal year in the table below:

2023	7.0
2024	4.7
2025	3.1
2026	2.0
2027	1.6
Thereafter	5.5
Total undiscounted lease payments	23.9
Less: imputed interest	(3.6)
Total lease liabilities	$20.3

As of October 31, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.7 years and 5.3%, respectively.

As of October 31, 2021, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.4 years and 5.0%, respectively.

Note 14. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching and discretionary contributions were $10.5 million, $9.6 million and $9.8 million during fiscal years 2022, 2021 and 2020, respectively.

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

During fiscal year 2022, the Company repurchased 5,803,483 shares under this repurchase program at a total cost of $70.0 million at an average price, excluding commissions, of $12.03 per share. The remaining amount that may be purchased under this program is $76.1 million.

During fiscal year 2021, the Company repurchased 250,000 shares under this repurchase program at a total cost of $3.9 million at an average price, excluding commissions, of $15.45.

Note 16. Stock Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) has 8,000,000 shares authorized for issuance with 5,052,762 shares remaining at October 31, 2022. The 2016 Plan replaced the 2010 Long-Term Incentive Plan (the “2010 Plan”) in January 2017 in connection with our IPO. While no new awards will be granted under the 2010 Plan, awards previously issued under that plan that were outstanding as of the approval date of the 2016 Plan will remain outstanding and continue to be governed by the provisions of the 2010 Plan. The 2010 Plan has 842,886 shares remaining for issuance at October 31, 2022. The awards issued under the 2010 Plan that are currently outstanding are limited to stock options. These stock options are all fully vested and exercisable and have a contractual term of up to 10 years.

Under the 2016 Plan, officers, directors, including non-employee directors, and employees of the Company may be granted restricted stock awards (RSAs), restricted stock units (RSUs) or performance stock units (PSUs). Restricted stock awards and units generally vest over a one to four-year service period following the grant date, provided the recipient is still our employee, or non-employee director, at the time of vesting. Performance stock unit awards generally vest over a three to five-year service period following the grant date, provided the recipient is still our employee at the time of vesting, and provided the achievement of performance targets applicable to each award.

For fiscal years 2022, 2021, and 2020, the Company recorded stock-based compensation expense of $8.7 million, $7.8 million, and $7.8 million, respectively, as selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The actual income tax benefit realized totaled $1.9 million, $1.5 million, and $1.8 million for those same periods.

Restricted Stock Awards: The change in the number of nonvested restricted stock awards outstanding consisted of the following:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Nonvested, beginning of year	1,198,892	$8.98
Granted	447,309	16.08
Vested	(431,945)	8.52
Forfeited	(38,770)	10.28
Nonvested, end of year	1,175,486	$11.81

The weighted average grant date fair value of restricted stock awards granted during fiscal year 2021 and 2020 was $10.42 and $8.64 per award, respectively. The total fair value of restricted stock awards that vested during fiscal years 2022, 2021 and 2020 was $6.1 million, $2.0 million and $0 million respectively.

As of October 31, 2022, the Company had $9.2 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units: The change in the number of nonvested restricted stock units outstanding consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	881,127	$9.54
Granted	422,007	14.90
Vested	(323,919)	9.74
Forfeited	(255,257)	12.08
Nonvested, end of year	723,958	$11.69

The weighted average grant date fair value of restricted stock units granted during fiscal years 2021 and 2020 was $10.25 and $10.81, per unit respectively. The total fair value of restricted stock units that vested during fiscal years 2022, 2021 and 2020 was $4.6 million, $2.8 million and $5.9 million, respectively.

As of October 31, 2022, the Company had $5.7 million of unrecognized compensation expense related to restricted stock units, which will be recognized over a weighted-average period of 2.7 years.

Performance Stock Units: The change in the number of nonvested performance stock units consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	656,575	$6.98
Granted	—	—
Vested	(106,751)	4.95
Forfeited	—	—
Nonvested, end of year	549,824	6.07

The weighted average grant date fair value of performance stock units granted during fiscal year 2021 and 2020 was $8.92 and $5.23, respectively. The total fair value of performance stock units that vested during fiscal years 2022, 2021 and 2020 was $1.3 million, and $1.8 million and $0.7 million, respectively.

As of October 31, 2022, the Company had $3.9 million of unrecognized compensation expense related to performance stock units, which will be recognized over a weighted-average period of 2.4 years.

Stock Options: Stock option activity for fiscal year 2022 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value of Options
Outstanding, beginning of year	50,900	$7.16	3.8	$0.4
Granted	—	—	—	—
Exercised	(44,900)	7.03	3.4	0.2
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	6,000	$8.11	3.4	$—
Exercisable, end of year	6,000	$8.11	3.4	$—

The aggregate intrinsic value above reflects the total pre-tax intrinsic value (the difference between the per share fair value of the Company’s stock and the exercise price of the stock options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on October 31, 2022 and October 31, 2021. The intrinsic value of the Company’s stock options changes based on the changes in the share price of the Company’s common stock.

The total intrinsic value of stock options exercised during fiscal years 2022, 2021, and 2020, was $0.2 million, $2.1 million, and $0.6 million, respectively.

As of October 31, 2022, all outstanding options were completely vested so there was no unrecognized compensation expense related to stock options as of that date.

Note 17. Income Taxes

Income is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Domestic	$20.0	$65.6	$(45.6)
Foreign	(0.2)	(9.9)	(0.5)
Income (loss) before provision (benefit) for income taxes	$19.8	$55.7	$(46.1)

Provision (benefit) for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Current:
Federal	$4.2	$8.8	$10.4
State	0.9	1.3	1.8
Foreign	—	0.1	—
Total Current	$5.1	$10.2	$12.2
Deferred:
Federal	(1.9)	(0.4)	(24.0)
State	1.4	1.5	(3.8)
Foreign	—	—	—
Total Deferred	(0.5)	1.1	(27.8)
Provision (benefit) for income taxes	$4.6	$11.3	$(15.6)

Income tax provision (benefit) at the federal statutory rate is reconciled to the Company’s provision (benefit) for income taxes as follows:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Income tax provision (benefit) at federal statutory rate	$4.1	$11.7	$(9.7)
Taxes on foreign income which differ from the U.S. statutory rate	—	(0.1)	—
State expense (benefit)	0.1	2.3	(2.3)
CARES Act impact	—	(4.2)	(3.5)
Manufacturing and research incentives	(1.9)	(0.6)	(0.9)
Nondeductible items	0.1	0.5	0.8
Uncertain tax positions	0.3	—	0.4
Valuation allowance	2.2	2.1	0.2
Bargain purchase gain	—	0.1	(2.2)
Stock-based compensation	(0.4)	(0.1)	1.4
Other items	0.1	(0.4)	0.2
Provision (benefit) for income taxes	$4.6	$11.3	$(15.6)

Tax expense for fiscal year 2022 was favorably impacted by incentives for the U.S. research and share-based compensation tax deductions. Tax expense was unfavorably impacted by valuation allowances on certain state tax attributes.

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

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency stimulus package that includes spending and tax benefits to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, allowing for net operating loss carrybacks for certain past and future losses, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Reform Act. In fiscal year 2021, the Company evaluated the impact of the CARES Act and recorded a tax benefit of $3.5 million for the carryback of the fiscal year 2018 federal net operating loss. In addition, the Company recorded a tax benefit of $4.2 million in fiscal year 2022 for the carryback of its fiscal year 2021 net operating loss. As the Company is carrying the losses back to years beginning before January 1, 2020, the 2021 and 2022 fiscal years cumulative tax benefit of $7.7 million is a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	October 31, 2022	October 31, 2021
Deferred tax assets:
Product warranty	$4.9	$6.2
Inventory	5.1	2.9
Deferred employee benefits	4.9	7.1
Net operating loss and credit carryforwards	7.4	8.1
Other reserves and allowances	6.5	4.2
Gross deferred tax assets	28.8	28.5
Less: valuation allowance	(6.0)	(3.8)
Deferred tax assets	22.8	24.7
Deferred tax liabilities:
Intangible assets	(24.1)	(23.6)
Property, plant and equipment	(17.7)	(20.3)
Other	(2.0)	(2.2)
Deferred tax liabilities	(43.8)	(46.1)
Net deferred tax liability	$(21.0)	$(21.4)

The net deferred tax liabilities recorded in the consolidated balance sheet are as follows:

	October 31, 2022	October 31, 2021
Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(21.0)	(21.4)
Net deferred tax liability	$(21.0)	$(21.4)

As of October 31, 2022, the Company has capital loss carryforwards of $9.2 million which expire in 2026 and are offset by a full valuation allowance. The Company has state net operating loss carryforwards of $71.4 million, which begin to expire in 2027 and are partially offset by a valuation allowance. The Company also has net operating loss carryforwards generated in Canada of $0.6 million, which are offset by valuation allowances because the losses are projected to expire prior to being utilized. The Company has state tax credit carryforwards of $1.7 million, which begin to expire in 2023 and are partially offset by a valuation allowance.

The Company, or one of its subsidiaries, files income tax returns in the U.S, Canada, Singapore and various state jurisdictions. With few exceptions, fiscal years 2016 through 2021 remain open to tax examination by Canadian and U.S. federal and state tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Balance at beginning of year	$3.6	$2.7	$2.4
Additions for tax positions in prior year	—	1.0	0.2
Additions for tax positions in current year	0.2	0.1	0.1
Cash settlements with taxing authorities	—	(0.2)	—
Balance at end of year	$3.8	$3.6	$2.7

If recognized, $4.3 million, $4.0 million, and $3.1 million of the Company’s unrecognized tax benefits as of October 31, 2022, October 31, 2021 and October 31, 2020, respectively, would affect the Company’s effective income tax rate.
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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2022	October 31, 2021
Performance, bid and specialty bonds	$572.3	$480.0
Open standby letters of credit	12.3	23.6
Total	$584.6	$503.6

The increase in performance, bid and specialty bonds is attributable to municipal contracts within our F&E segment.

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $11.9 million and $13.9 million as of October 31, 2022 and October 31, 2021, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements were $333.8 million and $185.8 million as of October 31, 2022, and October 31, 2021, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2022 and October 31, 2021 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $8.7 million and $14.8 million at October 31, 2022 and October 31, 2021, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

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

A consolidated federal putative securities class action and a consolidated state putative securities class action against the Company and certain of its officers and directors was settled during fiscal year 2022. These actions collectively purported to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The actions alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions sought certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval. The settlement payment is being fully covered by the Company's insurers. The settlement payment and the related insurance proceeds are recorded in other current liabilities and other current assets, respectively, in the Company’s Consolidated Balance Sheets as of October 31, 2021. The court entered a judgment approving the settlement on December 9, 2021. During the first quarter of fiscal year 2022, the Company’s insurers made the final settlement payment. As of October 31, 2022, there are no further amounts recorded in the Consolidated Balance Sheets.

Two purported derivative actions, which have since been consolidated, were also filed in 2019 against the Company’s directors (with the Company as a nominal defendant), premised on allegations similar to those asserted in the consolidated federal securities litigation. The parties to the consolidated derivative actions reached a settlement in principle on all issues on or about November 3, 2021. The plaintiffs filed a stipulation of settlement for the derivative actions with the court and moved for preliminary approval of the settlement on January 14, 2022. The court granted final approvement of the settlement on November 17, 2022. The settlement payment is being fully covered by the Company’s insurers.

Note 19. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding for fiscal years 2022, 2021 and 2020:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Basic weighted-average common shares outstanding	60,500,505	63,388,575	63,044,872
Dilutive stock options	12,588	65,654	—
Dilutive restricted stock awards	381,327	541,865	—
Dilutive restricted stock units	283,381	498,052	—
Dilutive performance stock units	—	158,479	—
Diluted weighted-average common shares	61,177,801	64,652,625	63,044,872

The table below represents exclusions from the calculation of weighted-average shares outstanding assuming dilution due to the anti-dilutive effect of the common stock equivalents for fiscal years 2022, 2021 and 2020:

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Anti-Dilutive Stock Options	—	—	284,800
Anti-Dilutive Restricted Stock Awards	44,113	3,326	682,917
Anti-Dilutive Restricted Stock Units	28,779	2,683	920,261
Anti-Dilutive Performance Stock Units	—	—	451,370
Anti-Dilutive Common Stock Equivalents	72,892	6,009	2,339,348

Note 20. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes KME, E-One, Ferrara, Spartan ER, American Emergency Vehicles, Leader Emergency Vehicles, Horton Emergency Vehicles, and REV Ambulance Orlando. These business units manufacture and market commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

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

Selected financial information of the Company’s segments is as follows:

	Fiscal Year 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$965.4	$410.2	$957.8	$(1.8)	$2,331.6
Depreciation and amortization	$14.2	$2.9	$12.9	$2.2	$32.3
Capital expenditures	$12.4	$2.0	$7.5	$2.9	$24.8
Total assets	$703.6	$232.2	$353.2	$55.6	$1,344.6
Adjusted EBITDA	$2.5	$22.3	$110.9	$(30.6)

	Fiscal Year 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$1,135.1	$387.3	$858.5	$(0.1)	$2,380.8
Depreciation and amortization	$12.0	$2.9	$14.2	$2.9	$32.0
Capital expenditures	$14.4	$2.4	$4.7	$3.2	$24.7
Total assets	$650.9	$190.9	$309.8	$86.7	$1,238.3
Adjusted EBITDA	$57.7	$31.0	$86.0	$(33.2)

	Fiscal Year 2020
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$1,132.0	$484.8	$657.8	$3.0	$2,277.6
Depreciation and amortization	$13.5	$5.7	$13.7	$7.3	$40.2
Capital expenditures	$7.1	$2.7	$2.0	$1.7	$13.5
Total assets	$731.3	$207.1	$305.4	$68.5	$1,312.3
Adjusted EBITDA	$39.9	$34.5	$38.4	$(45.3)

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2022, 2021 and 2020:

	Fiscal Year 2022
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$950.6	$0.3	$14.5	$965.4
Commercial	408.7	—	1.5	410.2
Recreation	952.7	0.2	4.9	957.8
Corporate, Other & Elims	(1.8)	—	—	(1.8)
Total Net Sales	$2,310.2	$0.5	$20.9	$2,331.6

	Fiscal Year 2021
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$1,092.4	$5.5	$37.2	$1,135.1
Commercial	386.4	-	0.9	387.3
Recreation	853.3	0.9	4.3	858.5
Corporate, Other & Elims	(0.1)	—	—	(0.1)
Total Net Sales	$2,332.0	$6.4	$42.4	$2,380.8

	Fiscal Year 2020
	U.S. and Canada	Europe/ Africa	Rest of World	Total
Fire & Emergency	$1,088.8	$0.5	$42.7	$1,132.0
Commercial	480.2	0.9	3.7	484.8
Recreation	652.7	0.2	4.9	657.8
Corporate & Other	3.0	—	—	3.0
Total Net Sales—External Customers	$2,224.7	$1.6	$51.3	$2,277.6

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020
Fire & Emergency Adjusted EBITDA	$2.5	$57.7	$39.9
Commercial Adjusted EBITDA	22.3	31.0	34.5
Recreation Adjusted EBITDA	110.9	86.0	38.4
Corporate and Other Adjusted EBITDA	(30.6)	(33.2)	(45.3)
Depreciation and amortization	(32.3)	(32.0)	(40.2)
Interest expense, net	(16.9)	(17.3)	(25.7)
Loss on early extinguishment of debt	—	(1.4)	—
Income tax (provision) benefit	(4.6)	(11.3)	15.6
Transaction expenses	(0.7)	(3.2)	(3.3)
Sponsor expense reimbursement	(0.1)	(0.4)	(0.5)
Restructuring	(9.4)	(2.5)	(9.9)
Restructuring related charges	(9.7)	(0.3)	(10.5)
Impairment charges	—	(1.5)	(12.1)
Stock-based compensation expense	(8.7)	(7.8)	(7.8)
Legal matters	(7.4)	(4.0)	(1.8)
Net loss on sale of business and assets	(0.1)	(7.9)	(11.1)
(Loss) gain on acquisition of business	—	(0.4)	8.6
Other items	—	(6.1)	—
(Loss) earnings attributable to assets held for sale	—	(1.0)	0.8
Deferred purchase price payment	—	—	(0.1)
Net Income (Loss)	$15.2	$44.4	$(30.5)

Note 21. Subsequent Events

The Company evaluated subsequent events through December 14, 2022, the date on which the financial statements were available to be issued. Other than the items noted below, no other events were identified.

Quarterly Dividend

On December 8, 2022, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on January 13, 2023 to shareholders of record on December 30, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2022, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of October 31, 2022 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 8, 2022, the Board of Directors (the “Board”) of REV Group, Inc. (the “Company”) approved the appointment of Joseph LaDue as Chief Accounting Officer of the Company, effective as of December 15, 2022, with responsibility as the Company’s principal accounting officer.

Prior to his appointment as Chief Accounting Officer of the Company, Mr. LaDue, 43, previously served as Corporate Controller of the Company since January 2021 and Assistant Corporate Controller of the Company since December 2018. Prior to joining the Company, Mr. LaDue spent 13 years in public accounting, including as a Senior Audit Manager at KPMG LLP. Mr. LaDue is a CPA and holds a master’s degree in accounting from the University of Nebraska – Lincoln and a bachelor's degree in accounting from the University of Wisconsin – Milwaukee.

In connection with his appointment as Chief Accounting Officer, the Company entered into an offer letter (the “Offer Letter”) with Mr. LaDue setting forth certain terms of his employment with the Company commencing December 15, 2022. The Offer Letter and Mr. LaDue’s employment thereunder may be terminated with or without cause or notice, by the Company or by Mr. LaDue.

Under the terms of the Offer Letter, Mr. LaDue will receive an initial annual base salary of $230,000. Mr. LaDue will also be eligible to participate in the Rev Group, Inc. 2016 Omnibus Incentive Plan (the “Plan”). On December 8, 2022 the Board granted an initial restricted stock award to Mr. LaDue under the Plan equivalent to 40% of his base salary, vesting in equal installments on December 31, 2023, December 31, 2024, December 31, 2025 and December 31, 2026. The share amounts for each of these awards was determined based on the Company’s average share price for the prior 30 days at the time of grant. Additional annual awards under the Plan are expected to be reviewed by the Board in December of each year. Mr. LaDue will also be eligible to participate in the REV Management Incentive Plan, and in all employee benefits plans offered to the Company’s employees generally.

Upon a termination of employment without cause, Mr. LaDue is entitled under the Company’s severance policy to severance benefits consisting of up to twelve months of base salary.

The foregoing description of the Offer Letter contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Offer Letter.

Upon the effective date of Mr. LaDue’s appointment, Mark Skonieczny, the Company’s Chief Financial Officer, will no longer be considered the Company’s principal accounting officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will appear in our definitive proxy statement for our Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended October 31, 2022, which information is incorporated in this item by reference.

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

Information about fees and services billed to us by our principal accountant, RSM US LLP (PCAOB ID No. 49) required by this item will appear under the heading “Proposal No. 2 Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, which section is incorporated in this item by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following information required under this item is filed as a part of this report:
(1)
Consolidated Balance Sheets as of October 31, 2022 and October 31, 2021

For the Fiscal Years Ended October 31, 2022, October 31, 2021, and October 31, 2020:

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

4.1

Description of Capital Stock (Incorporated by reference to the “Description of Capital Stock” section of the REV Group, Inc. registration statement on Form S-3 (file no. 333-223897), filed on March 23, 2018)

10.1

Form of Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 10.1 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.2

Credit Agreement, dated as of April 13, 2021, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 13, 2021)

10.3*

Amendment No. 1 to Credit Agreement, dated as of November 1, 2022, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Bank, N.A., as Administrative Agent

10.4

Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. registration statement on Form S-1 (file no. 333-214209), filed on October 24, 2016)

10.5

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.6

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.7

Form of Stock Option Award Agreement pursuant to the Allied Specialty Vehicles, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.8

REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.9

REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.10

Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.11

REV Group, Inc. Non-Employee Directors Compensation (Incorporated by reference to Exhibit 10.19 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.12

Form of Restricted Stock Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 18, 2019)

10.13

Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2020)

10.14	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on September 9, 2020)

10.15

Offer Letter, dated March 5, 2020, between the Registrant and Rodney Rushing (Incorporated by reference to Exhibit 10.18 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on January 7, 2021)

10.16

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

REV Group, Inc.

Date: December 14, 2022	By:	/s/ Rodney N. Rushing
Rodney N. Rushing
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 14, 2022.

Signature	Title	Date
/s/ Rodney N. Rushing	Director and Chief Executive Officer
Rodney N. Rushing	(Principal Executive Officer)	December 14, 2022

/s/ Mark A. Skonieczny	Chief Financial Officer
Mark A. Skonieczny	(Principal Financial Officer and Principal Accounting Officer)	December 14, 2022

/s/ Paul Bamatter	Director
Paul Bamatter		December 14, 2022

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		December 14, 2022

/s/ Dino Cusumano	Director
Dino Cusumano		December 14, 2022

/s/ Charles Dutil	Director
Charles Dutil		December 14, 2022

/s/ Justin Fish	Director
Justin Fish		December 14, 2022

/s/ Randall Swift	Director
Randall Swift		December 14, 2022

/s/ Joel Rotroff	Director
Joel Rotroff		December 14, 2022

/s/ Donn Viola	Director
Donn Viola		December 14, 2022