Form 10-Q
period 2023-01-31
REV Group, Inc.
filed 2023-03-08
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 6, 2023, the registrant had 59,455,695 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	January 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23.0	$20.4
Accounts receivable, net	218.8	215.0
Inventories, net	671.9	629.5
Other current assets	27.6	23.5
Total current assets	941.3	888.4
Property, plant and equipment, net	147.1	148.9
Goodwill	157.3	157.3
Intangible assets, net	117.8	119.2
Right of use assets	28.3	20.2
Other long-term assets	9.8	10.6
Total assets	$1,401.6	$1,344.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$187.1	$163.9
Short-term customer advances	227.1	258.0
Short-term accrued warranty	19.2	18.9
Short-term lease obligations	6.8	6.1
Other current liabilities	82.4	80.5
Total current liabilities	522.6	527.4
Long-term debt	250.0	230.0
Long-term customer advances	124.4	74.8
Deferred income taxes	21.5	21.0
Long-term lease obligations	21.6	14.2
Other long-term liabilities	20.8	20.9
Total liabilities	960.9	888.3
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 59,515,037 and 59,323,534 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	437.9	436.4
Retained earnings	2.9	19.5
Accumulated other comprehensive (loss) income	(0.2)	0.3
Total shareholders' equity	440.7	456.3
Total liabilities and shareholders' equity	$1,401.6	$1,344.6

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(Dollars in millions, except per share amounts)

	Three Months Ended January 31,
	2023	2022
Net sales	$583.5	$537.0
Cost of sales	525.6	481.2
Gross profit	57.9	55.8
Operating expenses:
Selling, general and administrative	66.9	47.6
Research and development costs	0.9	1.2
Amortization of intangible assets	1.4	2.4
Restructuring costs	—	3.7
Total operating expenses	69.2	54.9
Operating (loss) income	(11.3)	0.9
Interest expense, net	7.1	3.4
Loss on investment in China JV	0.2	—
Loss before benefit for income taxes	(18.6)	(2.5)
Benefit for income taxes	(5.1)	(1.8)
Net loss	$(13.5)	$(0.7)

Other comprehensive (loss) income, net of tax	(0.5)	0.1
Comprehensive loss	$(14.0)	$(0.6)

Net loss per common share:
Basic	$(0.23)	$(0.01)
Diluted	$(0.23)	$(0.01)
Dividends declared per common share	$0.05	$0.05

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13.5)	$(0.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6.9	9.6
Amortization of debt issuance costs	0.4	0.4
Stock-based compensation expense	5.9	2.3
Deferred income taxes	0.5	1.7
Gain on sale of assets	(0.1)	(0.1)
Loss on investment in China JV	0.2	—
Changes in operating assets and liabilities, net	(7.2)	(16.9)
Net cash used in operating activities	(6.9)	(3.7)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3.8)	(4.5)
Proceeds from sale of assets	0.2	0.1
Other investing activities	0.6	—
Net cash used in investing activities	(3.0)	(4.4)
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	20.0	41.0
Payment of dividends	(3.1)	(3.3)
Repurchase and retirement of common stock	—	(24.4)
Other financing activities	(4.4)	(4.6)
Net cash provided by financing activities	12.5	8.7
Net increase in cash and cash equivalents	2.6	0.6
Cash and cash equivalents, beginning of period	20.4	13.3
Cash and cash equivalents, end of period	$23.0	$13.9

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$5.5	$2.8
Income taxes, net of refunds	$—	$(16.3)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2022	$0.1	59,323,534 Sh.	$436.4	$19.5	$0.3	$456.3
Net loss				(13.5)		(13.5)
Stock-based compensation expense			5.9			5.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	214,746 Sh.	(1.3)			(1.3)
Other comprehensive loss, net of tax					(0.5)	(0.5)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(23,243 Sh.)	(3.1)			(3.1)
Dividends declared on common stock				(3.1)		(3.1)
Balance, January 31, 2023	$0.1	59,515,037 Sh.	$437.9	$2.9	$(0.2)	$440.7

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	(Loss) Income	Equity
Balance, October 31, 2021	$0.1	64,584,291 Sh.	$502.1	$16.7	$(0.1)	$518.8
Net loss				(0.7)		(0.7)
Stock-based compensation expense			2.3			2.3
Exercise of common stock options	—	2,400 Sh.	—			—
Vesting of restricted and performance stock units, net of employee tax withholdings	—	274,485 Sh.	(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	242,999 Sh.	(2.6)			(2.6)
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,980,159 Sh.)	(24.4)			(24.4)
Dividends declared on common stock				(3.3)		(3.3)
Balance, January 31, 2022	$0.1	63,124,016 Sh.	$475.3	$12.7	$—	$488.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The Condensed Unaudited Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying Condensed Unaudited Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2022. The interim results are not necessarily indicative of results for the full year.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 46.3% of REV Group’s voting equity as of January 31, 2023. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended January 31, 2023 and January 31, 2022, the Company reimbursed expenses of its primary equity holder of $0.2 million and $0.1 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in “Cost of Sales” in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill and hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory, is ready for physical transfer to the customer, and when the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as "customer advances" in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the contract liabilities when the Company transfers control of the promised good or service. During the three months ended January 31, 2023 and January 31, 2022, the Company recognized $37.6 million and $31.1 million, respectively, of revenue that was included in the customer advance balances of $332.8 million and $210.6 million as of October 31, 2022 and October 31, 2021, respectively. The Company’s payment terms do not include a significant financing component outside of the F&E segment. Within the F&E segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges incurred on customer advances during the three months ended January 31, 2023 and January 31, 2022 of $1.9 million and $1.5 million, respectively, were recorded in "interest expense" in the Condensed Unaudited Statement of Operations and Comprehensive Loss. The Company does not have significant contract assets.

Remaining Performance Obligations

As of January 31, 2023, the Company had unsatisfied performance obligations for non-cancellable contracts with an original duration greater than one year totaling $2,459.4 million, of which $1,475.1 million is expected to be satisfied and recognized in revenue in the next twelve months and $984.3 million is expected to be satisfied and recognized in revenue thereafter.

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

During the three months ended January 31, 2023, and January 31, 2022, the Company recognized total operating lease costs of $2.2 million and $2.0 million, respectively, and paid cash of $2.5 million and $2.3 million, respectively, for amounts included in the measurement of lease liabilities.

At January 31, 2023, future fixed minimum operating lease payments are summarized in the table below:

Remaining nine months of fiscal year 2023	$6.5
2024	7.0
2025	5.5
2026	4.5
2027	4.2
Thereafter	6.0
Total undiscounted lease payments	33.7
Less: imputed interest	(5.3)
Total lease liabilities	$28.4

As of January 31, 2023, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.6 years and 6.2%, respectively.

As of January 31, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.6 years and 5.1%, respectively.

Note 4. Inventories

Inventories consisted of the following:

	January 31, 2023	October 31, 2022
Chassis	$103.0	$82.7
Raw materials & parts	252.3	240.6
Work in process	282.7	281.1
Finished products	44.5	35.5
	682.5	639.9
Less: reserves	(10.6)	(10.4)
Total inventories, net	$671.9	$629.5

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2023	October 31, 2022
Land & land improvements	$18.7	$18.6
Buildings & improvements	106.4	105.4
Machinery & equipment	97.7	95.4
Rental & used vehicles	2.1	2.1
Computer hardware & software	60.9	60.6
Office furniture & fixtures	5.1	5.0
Construction in process	6.3	6.6
	297.2	293.7
Less: accumulated depreciation	(150.1)	(144.8)
Total property, plant and equipment, net	$147.1	$148.9

Depreciation expense was $5.5 million and $7.2 million for the three months ended January 31, 2023, and January 31, 2022, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	January 31, 2023	October 31, 2022
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

There was no change in the net carrying value of goodwill for the three months ended January 31, 2023 and January 31, 2022.

Intangible assets (excluding goodwill) consisted of the following:

	January 31, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(33.3)	$10.4
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(33.3)	$117.8

	October 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(31.9)	$11.8
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(31.9)	$119.2

Amortization expense was $1.4 million and $2.4 million for the three months ended January 31, 2023, and January 31, 2022, respectively.

Note 7. Divestiture Activities

The Company previously made an initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”), in exchange for 10% equity interest. The Company recorded this investment under the equity method of accounting. The Company’s investment in the China JV also included an interest-bearing loan.

During the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million during the year ended October 31, 2021, which represented the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively. Subsequently, the Company sold its equity interest and recorded an additional loss of $0.2 million, which has been recorded as a non-operating loss within our Condensed Unaudited Statements of Operations and Comprehensive Loss for the three months ended January 31, 2023. In connection with the sale, the Company received a total of $2.4 million, of which $0.6 million was received during the three months ended January 31, 2023, which has been included within the Other investing activities section of the Condensed Unaudited Statements of Cash Flows.

Note 8. Restructuring and Other Related Charges

In September 2021, the Company announced that it would close its Kovatch Mobile Equipment (“KME”) production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing F&E segment facilities within the United States.

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. For the three months ended January 31, 2023, the Company did not incur any restructuring charges, but did incur $2.4 million of other charges consisting of production inefficiencies. For the three months ended January 31, 2022, the Company recorded restructuring charges of $3.7 million and additional charges of $2.1 million consisting of $1.4 million of accelerated depreciation and $0.7 million of other costs.

The pre-tax restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract termination and other costs	Three Months Ended January 31, 2022
Fire & Emergency	$2.8	$0.9	$3.7

As of October 31, 2022, this restructuring activity was substantially complete and any remaining liability is immaterial as of January 31, 2023 and October 31, 2022.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	January 31, 2023	October 31, 2022
ABL facility	$250.0	$230.0

ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The debt issuance costs capitalized in connection with the ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Condensed Unaudited Consolidated Balance Sheets.

On November 1, 2022, the Company amended the ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate ("SOFR"). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations.

The ABL Facility matures on April 13, 2026. The Company may prepay the principal, in whole or in part, at any time without penalty.

All revolving loans under the ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of January 31, 2023, the interest rate margins are 1.0% for all base rate loans and 2.0% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the ABL Facility was 6.47% as of January 31, 2023. The weighted-average interest rate on borrowings outstanding under the ABL Facility was 5.51% as of October 31, 2022.

The lenders under the ABL Facility have a first priority security interest in substantially all personal property assets and certain real property assets of the Company. The ABL Facility’s borrowing base is comprised of eligible receivables and eligible inventory, plus a fixed asset sublimit of certain eligible real property and eligible equipment, which fixed asset sublimit reduces by quarterly amortization as specified in the ABL Agreement.

The ABL Agreement contains customary representations and warranties, affirmative and negative covenants, subject in certain cases to customary limitations, exceptions and exclusions. The ABL Agreement also contains certain customary events of default. The occurrence of an event of default under the ABL Agreement could result in the termination of the commitments under the ABL Facility and the acceleration of all outstanding borrowings under it. The Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 during certain compliance periods as specified in the ABL Agreement.

The Company was in compliance with all financial covenants under the ABL Agreement as of January 31, 2023. As of January 31, 2023, the Company’s availability under the ABL Facility was $285.5 million. As of October 31, 2022, the Company’s availability under the ABL Facility was $307.7 million.

The fair value of the ABL Facility approximated the book value on January 31, 2023 and October 31, 2022.

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

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended January 31,
	2023	2022
Balance at beginning of period	$31.9	$37.6
Warranty provisions	6.2	5.5
Settlements made	(7.0)	(6.6)
Balance at end of period	$31.1	$36.5

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	January 31, 2023	October 31, 2022
Current liabilities	$19.2	$18.9
Other long-term liabilities	11.9	13.0
Total warranty liability	$31.1	$31.9

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income, if applicable, by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units and awards. The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended January 31,
	2023	2022
Basic weighted-average common shares outstanding	58,340,983	62,803,784
Dilutive stock options	—	—
Dilutive restricted stock awards	—	—
Dilutive restricted stock units	—	—
Dilutive performance stock units	—	—
Diluted weighted-average common shares outstanding	58,340,983	62,803,784

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended January 31,
	2023	2022
Anti-dilutive stock options	6,000	48,500
Anti-dilutive restricted stock awards	839,935	1,195,144
Anti-dilutive restricted stock units	824,758	789,952
Anti-dilutive performance stock units	—	—
Anti-dilutive common stock equivalents	1,670,693	2,033,596

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $5.1 million for the three months ended January 31, 2023, or 27.4% of pre-tax loss, compared to $1.8 million of benefit, or 72.0% of pre-tax loss, for the three months ended January 31, 2022. Results for the three months ended January 31, 2023 and January 31, 2022 were favorably impacted by $0.6 million and $1.2 million, respectively, of net discrete tax benefits primarily related to stock-based compensation tax deductions.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.4 million as of January 31, 2023 and $4.3 million as of October 31, 2022. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets for the period ended January 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations and Comprehensive Loss.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2023, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 13. Commitments and Contingencies

The Company is, from time to time, party to various legal proceedings, including product and general liability claims, arising out of ordinary course of business. Many legal proceedings involve highly complex issues which are subject to substantial uncertainties. Assessments of legal proceedings can involve complex judgments about future events that may rely on estimates and assumptions. When assessing whether to record a liability related to legal proceedings, the Company adheres to the requirements of ASC 450, Contingencies, and other applicable guidance as necessary, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. When a range exists that is reasonably estimable and the loss is probable, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range, if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a material loss may be incurred. Additionally, these claims are generally covered by third-party insurance, which for some insurance policies is subject to a retention for which the Company is responsible.

Market Risks: The Company is contingently liable under bid, performance and specialty bonds and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 31, 2023	October 31, 2022
Performance, bid and specialty bonds	$579.9	$572.3
Open standby letters of credit	14.5	12.3
Total	$594.4	$584.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $21.3 million and $11.9 million as of January 31, 2023 and October 31, 2022, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $363.8 million and $333.8 million as of January 31, 2023, and October 31, 2022, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding as of January 31, 2023 and October 31, 2022 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $7.3 million and $8.7 million at January 31, 2023 and October 31, 2022, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

Other Matters:

Krystal Bus: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim, but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. The settlement agreement provides for a one-time cash payment of $11.5 million, which is expected to be disbursed by the Company in the second quarter of fiscal year 2023. The Company is also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. No settlements have been reached with respect to these claims; however, during the first quarter of fiscal year 2023 the Company recorded a loss of $1.0 million, based on a range of possible outcomes and the nature of their injuries. The losses associated with these claims are included within selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2023, and the related liability is included in other current liabilities in the Company’s Condensed Unaudited Balance Sheets as of January 31, 2023. The Company is in the process of seeking potential reimbursement of the settlement payment and for any potential future settlements or losses related to the other claims from the Company’s insurers; however, the relevant insurers have so far disputed the insurance claims. Accordingly, no loss recovery asset has been recorded as of January 31, 2023.

Securities Case: A consolidated federal putative securities class action and a consolidated state putative securities class action against the Company and certain of its officers and directors was settled during fiscal year 2022. These actions collectively purported to assert claims on behalf of putative classes of purchasers of the Company’s common stock in or traceable to its January 2017 IPO, purchasers in its secondary offering of common stock in October 2017, and purchasers from October 10, 2017 through June 7, 2018. The actions alleged certain violations of the Securities Act of 1933 and, for the federal action, the Securities Exchange Act of 1934. Collectively, the actions sought certification of the putative classes asserted and compensatory damages and attorneys’ fees and costs. On May 19, 2021, the parties to the consolidated federal and state putative securities class actions executed a stipulation of settlement for a class settlement with the court and moved for preliminary approval. The settlement payment is being fully covered by the Company's insurers. The court entered a judgment approving the settlement on December 9, 2021. During the first quarter of fiscal year 2022, the Company’s insurers made the final settlement payment. As of October 31, 2022 and January 31, 2023, there are no further amounts recorded in the Condensed Unaudited Balance Sheets.

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

Recreation: This segment includes REV Recreation Group (“RRG”), Renegade, Midwest, Lance and Goldshield Fiberglass, Inc. (“Goldshield”), and their respective manufacturing facilities, service and parts divisions. RRG primarily manufactures, markets and distributes Class A RVs in both gas and diesel models. Renegade primarily manufactures, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers and towable campers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for RRG, which is one of Goldshield’s primary customers.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended January 31, 2023
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$229.3	$128.7	$226.0	$(0.5)	$583.5
Depreciation and amortization	$3.1	$0.7	$2.6	$0.5	$6.9
Capital expenditures	$1.0	$2.0	$0.8	$—	$3.8
Total assets	$729.2	$245.6	$366.2	$60.6	$1,401.6
Adjusted EBITDA	$(2.0)	$7.3	$24.3	$(8.3)

	Three Months Ended January 31, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$237.4	$97.5	$202.6	$(0.5)	$537.0
Depreciation and amortization	$4.4	$0.8	$3.9	$0.5	$9.6
Capital expenditures	$2.4	$0.6	$1.1	$0.4	$4.5
Total assets	$680.6	$220.0	$331.1	$60.6	$1,292.3
Adjusted EBITDA	$1.8	$7.8	$17.1	$(8.4)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) for the relevant period before depreciation and amortization, interest expense, income taxes and loss on early extinguishment of debt, as applicable, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net loss is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net loss:

	Three Months Ended January 31,
	2023	2022
Fire & Emergency Adjusted EBITDA	$(2.0)	$1.8
Commercial Adjusted EBITDA	7.3	7.8
Recreation Adjusted EBITDA	24.3	17.1
Corporate and Other Adjusted EBITDA	(8.3)	(8.4)
Depreciation and amortization	(6.9)	(9.6)
Interest expense, net	(7.1)	(3.4)
Benefit for income taxes	5.1	1.8
Transaction expenses	(0.2)	(0.2)
Sponsor expense reimbursement	(0.2)	(0.1)
Restructuring costs	—	(3.7)
Restructuring related charges	(5.6)	(0.7)
Stock-based compensation expense	(5.9)	(2.3)
Legal matters	(13.8)	(0.8)
Other items	(0.2)	—
Net loss	$(13.5)	$(0.7)

Note 15. Stock Repurchase Program

During the three months ended January 31, 2023, the Company did not repurchase any shares under the 2021 repurchase program noted below.

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the three months ended January 31, 2022, the Company repurchased and retired 1,980,159 shares under this repurchase program at a total cost of $24.4 million and at an average price, excluding commissions, of $12.29 per share.

Note 16. Subsequent Events

Quarterly Dividend

On February 23, 2023, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on April 14, 2023 to shareholders of record on March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Condensed Unaudited Consolidated Financial Statements and risk factors contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 14, 2022.

Overview

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire and Emergency (“F&E”), Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 91% of our net sales during the first quarter of fiscal year 2023 came from products where we believe we hold such share position.

Segments

We serve a diversified customer base primarily in the United States and Canada through the following segments:

Fire & Emergency – The Fire & Emergency segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara, and Spartan Emergency Response (“Spartan ER”) which consists of Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower brands, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, inflationary pressures, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, we are susceptible to supply chain disruptions resulting from the impact of tariffs and global macro-economic factors (refer to “Impact of COVID-19” section below), which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

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

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders. We are also impacted by the change in production days in a given quarter. Historically, our first fiscal quarter includes the lowest number of production days.

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

Results of Operations

	Three Months Ended January 31,
($ in millions)	2023	2022
Net sales	$583.5	$537.0
Gross profit	57.9	55.8
Selling, general and administrative	66.9	47.6
Restructuring	—	3.7
Benefit for income taxes	(5.1)	(1.8)
Net loss	(13.5)	(0.7)

Net loss per common share
Basic	$(0.23)	$(0.01)
Diluted	$(0.23)	$(0.01)
Dividends declared per common share	$0.05	$0.05

Adjusted EBITDA	$21.3	$18.3
Adjusted Net Income	$6.9	$8.0

Net Sales	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Net sales	$583.5	8.7%	$537.0

Net Sales: Consolidated net sales increased $46.5 million for the three months ended January 31, 2023 compared to the prior year quarter, primarily due to an increase in net sales, including price realization, within the Commercial and Recreation segments, partially offset by a decrease in net sales within the Fire and Emergency (F&E segment). The increase in net sales in the Commercial segment was primarily due to higher shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses. The increase in net sales in the Recreation segment was primarily due to favorable mix and price realization, partially offset by lower shipments related to supply chain disruptions in certain businesses. The decrease in net sales in the F&E segment was primarily due to decreased shipments and unfavorable mix and production inefficiencies of fire apparatus, partially offset by a favorable mix of ambulance units, and price realization.

Gross Profit	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Gross profit	$57.9	3.8%	$55.8
% of net sales	9.9%		10.4%

Gross Profit: Consolidated gross profit increased $2.1 million for the three months ended January 31, 2023 compared to the prior year quarter. The increase in gross profit was primarily attributable to higher net sales within the Commercial segment, and higher net sales and gross margin within the Recreation segment, partially offset by lower sales, unfavorable mix, and production inefficiencies within the F&E segment, and inflationary pressures across all segments.

Selling, General and Administrative	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Selling, general and administrative	$66.9	40.5%	$47.6

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $19.3 million for the three months ended January 31, 2023 compared to the prior year quarter. The increase in SG&A costs for the three months ended January 31, 2023 was primarily due to an increase in legal costs associated with the legal case described in Note 13, Commitments and Contingences of the Notes to the Condensed Unaudited Consolidated Financial Statements, and higher share based compensation and severance related costs.

Restructuring	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Restructuring	$—	-100.0%	$3.7

Restructuring: Consolidated restructuring costs decreased $3.7 million for the three months ended January 31, 2023 compared to the prior year quarter. Restructuring costs for the three months ended January 31, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to the Condensed Unaudited Consolidated Financial Statements.

Benefit for income taxes	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Benefit for income taxes	$(5.1)	183.3%	$(1.8)

Benefit for Income Taxes: Consolidated income tax benefit was $5.1 million for the three months ended January 31, 2023, or 27.4% of pre-tax loss, compared to $1.8 million of benefit, or 72.0% of pre-tax loss, for the three months ended January 31, 2022 due to the larger pre-tax loss. Results for the three months ended January 31, 2023 and January 31, 2022 were favorably impacted by $0.6 million and $1.2 million, respectively, of net discrete tax benefits primarily related to stock-based compensation tax deductions.

Net loss	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Net loss	$(13.5)	1828.6%	$(0.7)

Net Loss: Consolidated net loss increased $12.8 million for the three months ended January 31, 2023 compared to the prior year quarter primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Adjusted EBITDA	$21.3	16.4%	$18.3

Consolidated Adjusted EBITDA increased $3.0 million for the three months ended January 31, 2023 compared to the prior year quarter, primarily due to an increase in Adjusted EBITDA in the Recreation segment, partially offset by lower Adjusted EBITDA in the F&E segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income to Adjusted EBITDA and Adjusted Net Income.

Adjusted Net Income	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Adjusted Net Income	$6.9	-13.8%	$8.0

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Loss to Adjusted EBITDA and Adjusted Net Income.

Fire & Emergency Segment

	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Net sales	$229.3	-3.4%	$237.4
Adjusted EBITDA	(2.0)	-211.1%	1.8
Adjusted EBITDA % of net sales	-0.9%		0.8%

F&E segment net sales decreased $8.1 million for the three months ended January 31, 2023 compared to the prior year quarter. The decrease in net sales was primarily due to decreased shipments and unfavorable mix of fire apparatus, partially offset by a favorable mix of ambulance units, and price realization. Decreased shipments of fire apparatus were primarily the result of shortages of key components, and labor and operational inefficiencies.

F&E segment Adjusted EBITDA decreased $3.8 million for the three months ended January 31, 2023 compared to the prior year quarter. The decrease was primarily related to lower sales volume, inefficiencies related to supply chain disruptions, inflationary pressures, and operational inefficiencies at certain plants, partially offset by a favorable mix of ambulance units, and price realization.

Commercial Segment

	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Net sales	$128.7	32.0%	$97.5
Adjusted EBITDA	7.3	-6.4%	7.8
Adjusted EBITDA % of net sales	5.7%		8.0%

Commercial segment net sales increased $31.2 million for the three months ended January 31, 2023 compared to the prior year quarter. The increase in net sales was primarily due to higher shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses. Shipments of municipal transit buses remained challenged by shortages of key components, primarily wiring harnesses.

Commercial segment Adjusted EBITDA decreased $0.5 million for the three months ended January 31, 2023 compared to the prior year quarter. The decrease was primarily the result of lower shipments and an unfavorable mix of municipal transit buses, and inflationary pressures, partially offset by increased shipments and improved mix and price realization on school buses and terminal trucks.

Recreation Segment

	Three Months Ended
($ in millions)	January 31, 2023	Change	January 31, 2022
Net sales	$226.0	11.5%	$202.6
Adjusted EBITDA	24.3	42.1%	17.1
Adjusted EBITDA % of net sales	10.8%		8.4%

Recreation segment net sales increased $23.4 million for the three months ended January 31, 2023 compared to the prior year quarter. The increase was primarily due to favorable mix and price realization, partially offset by lower shipments related to supply chain disruptions in certain businesses.

Recreation segment Adjusted EBITDA increased $7.2 million for the three months ended January 31, 2023 compared to the prior year quarter. The increase was primarily due to favorable mix and price realization, partially offset by lower shipments and inflationary pressures.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	January 31, 2023	January 31, 2022
Fire & Emergency	$2,674.3	$1,655.1
Commercial	497.7	459.8
Recreation	988.1	1,282.6
Total Backlog	$4,160.1	$3,397.5

Each of our three segments has a backlog of new vehicle orders that generally extends out from six to twenty-four months in duration.

Orders from our dealers and end customers are evidenced by a contract or a firm purchase order. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances. Backlog is comprised of orders that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results.

As of January 31, 2023, our backlog was $4,160.1 million compared to $3,397.5 million as of January 31, 2022. The increase in consolidated backlog was primarily due to increases within the F&E and Commercial segments, partially offset by decreases within the Recreation segment. The increase in F&E segment backlog was primarily the result of increased orders for fire apparatus and ambulance units, pricing actions, and lower shipments against new order intake. The increase in Commercial segment backlog was primarily the result of increased orders for school buses, terminal trucks and municipal transit buses, and pricing actions. The decrease in Recreation segment backlog was primarily the result of an expected normalization of order intake in several product categories, partially offset by pricing actions.

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

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2023 and January 31, 2022:

	Three Months Ended January 31,
($ in millions)	2023	2022
Net cash used in operating activities	$(6.9)	$(3.7)
Net cash used in investing activities	(3.0)	(4.4)
Net cash provided by financing activities	12.5	8.7
Net increase in cash and cash equivalents	$2.6	$0.6

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2023 was $6.9 million and was primarily related to increase in inventories and the payment of deferred payroll taxes related to the CARES Act, partially offset by an increase in customer advances and payables. Net cash used in operating activities for the three months ended January 31, 2022 was $3.7 million and was primarily related to decreases from the timing of accounts receivable collections and inventory receipts as well as incentive compensation payments, partially offset by increases from the timing of payables payments and customer advances, and a tax refund related to the CARES Act received during the quarter.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2023 was $3.0 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets including the investment in the China JV. Net cash used in investing activities for the three months ended January 31, 2022 was $4.4 million and was related to the cash paid for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2023 was $12.5 million, which primarily consisted of net proceeds from our ABL Facility of $20.0 million, partially offset by dividends paid of $3.1 million, and payment of payroll taxes on vested awards of $4.4 million. Net cash provided by financing activities for the three months ended January 31, 2022 was $8.7 million, which primarily consisted of net proceeds from our ABL Facility for $41.0 million offset by share repurchases of $24.4 million, dividends paid of $3.3 million and the payment of payroll taxes on vested awards and other financing activities of $4.6 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. A quarterly cash dividend was declared in the amount of $.05 per share of common stock payable on April 14, 2023, to shareholders of record on March 31, 2023. During the first quarter of fiscal year 2023, we paid cash dividends of $3.1 million.

ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “ABL Facility” or “ABL Agreement”) with a syndicate of lenders. The ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the ABL Agreement. The ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions.

The ABL Facility matures on April 13, 2026. We may prepay principal, in whole or in part, at any time without penalty.

We were in compliance with all financial covenants under the ABL Agreement as of January 31, 2023. As of January 31, 2023, the Company’s availability under the ABL Facility was $285.5 million.

Refer to Note 9, Long-Term Debt, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as Net Income for the relevant period before depreciation and amortization, interest expense, income taxes and loss on early extinguishment of debt, as applicable, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as Net Income, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance.

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

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, income taxes, loss on early extinguishment of debt as applicable and other items as described below. Stock-based compensation expense and sponsor expense reimbursement are excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense, which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net Loss to Adjusted EBITDA for the periods presented:

	Three Months Ended January 31,
($ in millions)	2023	2022
Net loss	$(13.5)	$(0.7)
Depreciation and amortization	6.9	9.6
Interest expense, net	7.1	3.4
Benefit for income taxes	(5.1)	(1.8)
EBITDA	(4.6)	10.5
Transaction expenses(a)	0.2	0.2
Sponsor expense reimbursement(b)	0.2	0.1
Restructuring costs(c)	—	3.7
Restructuring related charges(d)	5.6	0.7
Stock-based compensation expense(e)	5.9	2.3
Legal matters(f)	13.8	0.8
Other items(g)	0.2	—
Adjusted EBITDA	$21.3	$18.3

The following table reconciles Net Loss to Adjusted Net Income for the periods presented:

	Three Months Ended January 31,
($ in millions)	2023	2022
Net loss	$(13.5)	$(0.7)
Amortization of intangible assets	1.4	2.4
Transaction expenses(a)	0.2	0.2
Sponsor expense reimbursement(b)	0.2	0.1
Restructuring costs(c)	—	3.7
Restructuring related charges(d)	5.6	0.7
Stock-based compensation expense(e)	5.9	2.3
Legal matters(f)	13.8	0.8
Other items(g)	0.2	—
Accelerated depreciation on certain property, plant, and equipment (h)	—	1.4
Income tax effect of adjustments(i)	(6.9)	(2.9)
Adjusted Net Income	$6.9	$8.0

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)
Reflects the reimbursement of expenses to our primary equity holder.
(c)
Restructuring costs incurred in connection with the announced closure of certain facilities within the F&E segment.
(d)
Reflects costs that are directly attributable to restructuring activities, production inefficiencies within the F&E segment, and costs associated with certain headcount reductions that do not meet the definition of restructuring under ASC 420.
(e)
Reflects expenses associated with the vesting of equity awards including employer payroll taxes.
(f)
Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Included in the current period are fees and costs to settle, in principal, claims brought through the acquisition of certain assets as described in Note 13.
(g)
Reflects a loss on the sale of the investment in the China JV.
(h)
Reflects accelerated deprecation that was incurred in connection with the announced closure of certain facilities within the F&E segment.
(i)
Income tax effect of adjustments using a 26.5% effective income tax rate for the three months ended January 31, 2023 and January 31, 2022, except for certain stock based compensation expenses that are not fully tax benefitted.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. Our disclosures of critical accounting policies are reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. In the first quarter of fiscal year 2022, we adopted ASU 2019-12 relating to Simplifying the Accounting for Income Taxes, as discussed in Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on December 14, 2022.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

During the quarter ended January 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

There were no purchases of common stock made by the Company during the first quarter of fiscal year 2023.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the first quarter of fiscal year 2023, the Company paid cash dividends of $3.1 million. Our ability to pay dividends is dependent on our ABL loan and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Separation Agreement, dated January 27, 2023, between the Registrant and Rodney Rushing
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: March 8, 2023	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

Date: March 8, 2023	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)