Form 10-Q
period 2023-04-30
REV Group, Inc.
filed 2023-06-08
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 5, 2023, the registrant had 59,495,250 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	April 30, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9.0	$20.4
Accounts receivable, net	239.5	215.0
Inventories, net	654.4	629.5
Other current assets	21.5	23.5
Total current assets	924.4	888.4
Property, plant and equipment, net	147.8	148.9
Goodwill	157.3	157.3
Intangible assets, net	116.8	119.2
Right of use assets	37.1	20.2
Other long-term assets	9.1	10.6
Total assets	$1,392.5	$1,344.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$185.7	$163.9
Short-term customer advances	243.9	258.0
Short-term accrued warranty	20.2	18.9
Short-term lease obligations	7.5	6.1
Other current liabilities	78.2	80.5
Total current liabilities	535.5	527.4
Long-term debt	230.0	230.0
Long-term customer advances	101.0	74.8
Deferred income taxes	21.7	21.0
Long-term lease obligations	29.6	14.2
Other long-term liabilities	21.4	20.9
Total liabilities	939.2	888.3
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 59,403,839 and 59,323,534 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	439.3	436.4
Retained earnings	14.1	19.5
Accumulated other comprehensive (loss) income	(0.2)	0.3
Total shareholders' equity	453.3	456.3
Total liabilities and shareholders' equity	$1,392.5	$1,344.6

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Net sales	$681.2	$576.3	$1,264.7	$1,113.3
Cost of sales	598.7	519.2	1,124.3	1,000.4
Gross profit	82.5	57.1	140.4	112.9
Operating expenses:
Selling, general and administrative	51.2	50.5	118.1	98.1
Research and development costs	1.3	0.8	2.2	2.0
Amortization of intangible assets	1.0	2.0	2.4	4.4
Restructuring costs	—	2.9	—	6.6
Total operating expenses	53.5	56.2	122.7	111.1
Operating income	29.0	0.9	17.7	1.8
Interest expense, net	7.4	3.5	14.5	6.9
Loss on investment in China JV	0.5	—	0.7	—
Loss on sale of business	1.1	0.1	1.1	0.1
Income (loss) before provision (benefit) for income taxes	20.0	(2.7)	1.4	(5.2)
Provision (benefit) for income taxes	5.8	(0.4)	0.7	(2.2)
Net income (loss)	$14.2	$(2.3)	$0.7	$(3.0)

Other comprehensive income (loss), net of tax	—	0.1	(0.5)	0.2
Comprehensive income (loss)	$14.2	$(2.2)	$0.2	$(2.8)

Net income (loss) per common share:
Basic	$0.24	$(0.04)	$0.01	$(0.05)
Diluted	$0.24	$(0.04)	$0.01	$(0.05)
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$0.7	$(3.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13.4	18.3
Amortization of debt issuance costs	0.8	0.8
Stock-based compensation expense	7.5	4.5
Deferred income taxes	0.7	2.0
Gain on sale of assets	(0.4)	(0.3)
Loss on investment in China JV	0.7	—
Loss on sale of business	1.1	0.1
Changes in operating assets and liabilities, net	(16.3)	5.0
Net cash provided by operating activities	8.2	27.4
Cash flows from investing activities:
Purchase of property, plant and equipment	(10.6)	(8.5)
Proceeds from sale of assets	0.5	2.6
Proceeds from sale of China JV	0.6	—
Proceeds from sale of a business	0.6	—
Net cash used in investing activities	(8.9)	(5.9)
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	—	28.0
Payment of dividends	(6.1)	(6.4)
Repurchase and retirement of common stock	—	(45.9)
Other financing activities	(4.6)	(4.6)
Net cash used in financing activities	(10.7)	(28.9)
Net decrease in cash and cash equivalents	(11.4)	(7.4)
Cash and cash equivalents, beginning of period	20.4	13.3
Cash and cash equivalents, end of period	$9.0	$5.9

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$12.4	$5.6
Income taxes, net of refunds	$0.6	$(15.5)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2022	$0.1	59,323,534 Sh.	$436.4	$19.5	$0.3	$456.3
Net loss				(13.5)		(13.5)
Stock-based compensation expense			5.9			5.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	214,746 Sh.	(1.3)			(1.3)
Other comprehensive loss, net of tax					(0.5)	(0.5)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(23,243 Sh.)	(3.1)			(3.1)
Dividends declared on common stock				(3.1)		(3.1)
Balance, January 31, 2023	$0.1	59,515,037 Sh.	$437.9	$2.9	$(0.2)	$440.7
Net income				14.2		14.2
Stock-based compensation expense			1.6			1.6
Vesting of restricted stock units, net of employee tax withholdings	—	9,321 Sh.	(0.1)			(0.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(120,519 Sh.)	(0.1)			(0.1)
Dividends declared on common stock				(3.0)		(3.0)
Balance, April 30, 2023	$0.1	59,403,839 Sh.	$439.3	$14.1	$(0.2)	$453.3

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	(Loss) Income	Equity
Balance, October 31, 2021	$0.1	64,584,291 Sh.	$502.1	$16.7	$(0.1)	$518.8
Net loss				(0.7)		(0.7)
Stock-based compensation expense			2.3			2.3
Exercise of common stock options	—	2,400 Sh.	—			—
Vesting of restricted and performance stock units, net of employee tax withholdings	—	274,485 Sh.	(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	242,999 Sh.	(2.6)			(2.6)
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,980,159 Sh.)	(24.4)			(24.4)
Dividends declared on common stock				(3.3)		(3.3)
Balance, January 31, 2022	$0.1	63,124,016 Sh.	$475.3	$12.7	$—	$488.1
Net loss				(2.3)		(2.3)
Stock-based compensation expense			2.2			2.2
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,676,122 Sh.)	(21.5)			(21.5)
Dividends declared on common stock				(3.1)		(3.1)
Balance, April 30, 2022	$0.1	61,447,894 Sh.	$456.0	$7.3	$0.1	$463.5

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The Condensed Unaudited Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying Condensed Unaudited Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2022. The interim results are not necessarily indicative of results for the full year.

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 46.4% of REV Group’s voting equity as of April 30, 2023. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended April 30, 2023 and April 30, 2022, the Company did not incur expenses associated with its primary equity holder. During the six months ended April 30, 2023 and April 30, 2022, the Company reimbursed expenses of its primary equity holder of $0.2 million and $0.1 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of after-market parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in “Cost of Sales” in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill-and-hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been separated from our inventory, is ready for physical transfer to the customer, and when the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as "customer advances" in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the contract liabilities when the Company transfers control of the promised good or service. During the three months ended April 30, 2023, and April 30, 2022, the Company recognized $44.6 million and $26.7 million, respectively, of revenue that was included in the customer advance balances of $332.8 million and $210.6 million as of October 31, 2022 and October 31, 2021, respectively. During the six months ended April 30, 2023, and April 30, 2022, the Company recognized $82.2 million and $57.8 million, respectively, of revenue that was included in the customer advance balances of $332.8 million and $210.6 million as of October 31, 2022 and October 31, 2021, respectively. The Company’s payment terms do not include a significant financing component outside of the Fire & Emergency ("F&E") segment. Within the F&E segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended April 30, 2023, and April 30, 2022 of $2.2 million and $1.6 million, respectively. The Company incurred interest charges on customer advances during the six months ended April 30, 2023, and April 30, 2022 of $4.1 million and $3.2 million, respectively. The interest charges were recorded in "interest expense" in the Condensed Unaudited Statements of Operations and Comprehensive Income (Loss). The Company does not have significant contract assets.

Remaining Performance Obligations

As of April 30, 2023, the Company had unsatisfied performance obligations for non-cancellable contracts with an original duration greater than one year totaling $2,644.1 million, of which $1,543.1 million is expected to be satisfied and recognized in revenue in the next twelve months and $1,101.0 million is expected to be satisfied and recognized in revenue thereafter.

Note 3. Leases

The Company leases certain administrative and production facilities and equipment under long-term, non-cancellable operating lease agreements. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a ROU asset and a lease liability based on the present value of fixed, and certain index-based lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made. Lease agreements may include options to extend or terminate the lease or purchase the underlying asset. In situations where the Company is reasonably certain to exercise such options, they are considered in determining the lease term and the associated option payments, or exercise price in the case of an option to purchase, are included in the measurement of the lease liabilities and ROU assets. The Company’s leases generally do not include restrictive financial or other covenants, or residual value guarantees. The Company generally uses its incremental borrowing rate as the discount rate for measuring its lease liabilities, as the Company cannot determine the interest rate implicit in the lease because it does not have access to certain lessor specific information. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have significant finance leases.

During the three and six months ended April 30, 2023, the Company recognized total operating lease costs of $2.2 million and $4.4 million, respectively, and paid cash of $2.8 million and $5.3 million, respectively, for amounts included in the measurement of lease liabilities. During the three and six months ended April 30, 2022, the Company recognized total operating lease costs of $2.2 million and $4.2 million, respectively, and paid cash of $2.5 million and $4.8 million, respectively, for amounts included in the measurement of lease liabilities.

As of April 30, 2023, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Remaining six months of fiscal year 2023	$5.2
2024	9.4
2025	7.8
2026	6.5
2027	6.2
Thereafter	10.8
Total undiscounted lease payments	45.9
Less: imputed interest	(8.8)
Total lease liabilities	$37.1

As of April 30, 2023, the weighted average remaining lease term and the weighted average discount rate for operating leases was 6.0 years and 6.5%, respectively.

As of April 30, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.6 years and 5.1%, respectively.

Note 4. Inventories

Inventories consisted of the following:

	April 30, 2023	October 31, 2022
Chassis	$118.8	$82.7
Raw materials & parts	235.7	240.6
Work in process	269.6	281.1
Finished products	41.2	35.5
	665.3	639.9
Less: reserves	(10.9)	(10.4)
Total inventories, net	$654.4	$629.5

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2023	October 31, 2022
Land & land improvements	$18.7	$18.6
Buildings & improvements	107.7	105.4
Machinery & equipment	99.1	95.4
Rental & used vehicles	2.1	2.1
Computer hardware & software	61.6	60.6
Office furniture & fixtures	5.3	5.0
Construction in process	7.9	6.6
	302.4	293.7
Less: accumulated depreciation	(154.6)	(144.8)
Total property, plant and equipment, net	$147.8	$148.9

Depreciation expense was $5.5 million and $6.7 million for the three months ended April 30, 2023, and April 30, 2022, respectively, and $11.0 million and $13.9 million for the six months ended April 30, 2023, and April 30, 2022, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	April 30, 2023	October 31, 2022
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

There was no change in the net carrying value of goodwill for the six months ended April 30, 2023 and April 30, 2022.

Intangible assets (excluding goodwill) consisted of the following:

	April 30, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(34.3)	$9.4
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(34.3)	$116.8

	October 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(31.9)	$11.8
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(31.9)	$119.2

Amortization expense was $1.0 million and $2.0 million for the three months ended April 30, 2023, and April 30, 2022, respectively, and $2.4 million and $4.4 million for the six months ended April 30, 2023 and April 30, 2022, respectively.

Note 7. Divestiture Activities

The Company previously made an initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”), in exchange for 10% equity interest. The Company recorded this investment under the equity method of accounting. The Company’s investment in the China JV also included an interest-bearing loan.

During the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million during the fiscal year ended October 31, 2021, which represented the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively. Subsequently, the Company sold its equity interest and disposed of any remaining assets which resulted in an additional loss of $0.7 million, which has been recorded as a non-operating loss within our Condensed Unaudited Statements of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2023. In connection with the sale, the Company received a total of $2.4 million, of which $0.6 million was received during the six months ended April 30, 2023, which has been included within the Investing section of the Condensed Unaudited Statements of Cash Flows.

Note 8. Restructuring and Other Related Charges

In September 2021, the Company announced that it would close its Kovatch Mobile Equipment (“KME”) production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing F&E segment facilities within the United States.

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. For the three and six months ended April 30, 2023, the Company did not incur any restructuring charges, but did incur $1.3 million and $3.8 million of other charges, respectively, consisting of production inefficiencies. For the three months ended April 30, 2022, the Company recorded restructuring charges of $2.9 million and additional charges of $5.3 million consisting of $3.2 million of production inefficiencies, $0.9 million of accelerated depreciation and $1.2 million of other costs. For the six months ended April 30, 2022, the Company recorded restructuring charges of $6.6 million and additional charges of $7.4 million consisting of $3.9 million of production inefficiencies, $2.3 million of accelerated depreciation and $1.2 million of other costs.

The pre-tax restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract Termination and Other Costs	Three Months Ended April 30, 2022
Fire & Emergency	$1.3	$1.6	$2.9

	Employee Severance and Termination Benefits	Contract Termination and Other Costs	Six Months Ended April 30, 2022
Fire & Emergency	$4.1	$2.5	$6.6

As of October 31, 2022, this restructuring activity was substantially complete.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	April 30, 2023	October 31, 2022
ABL facility	$230.0	$230.0

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

All revolving loans under the ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of April 30, 2023, the interest rate margins are 1.0% for all base rate loans and 2.0% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the ABL Agreement. Interest is payable quarterly for all base rate loans and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the ABL Facility was 6.86% as of April 30, 2023. The weighted-average interest rate on borrowings outstanding under the ABL Facility was 5.51% as of October 31, 2022.

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

The Company was in compliance with all financial covenants under the ABL Agreement as of April 30, 2023. As of April 30, 2023, the Company’s availability under the ABL Facility was $305.5 million. As of October 31, 2022, the Company’s availability under the ABL Facility was $307.7 million.

The fair value of the ABL Facility approximated the book value on April 30, 2023 and October 31, 2022.

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

Changes in the Company’s warranty liability consisted of the following:

	Six Months Ended April 30,
	2023	2022
Balance at beginning of period	$31.9	$37.6
Warranty provisions	16.6	12.5
Settlements made	(15.9)	(14.9)
Balance at end of period	$32.6	$35.2

Accrued warranty is classified in the Company’s condensed unaudited consolidated balance sheets as follows:

	April 30, 2023	October 31, 2022
Current liabilities	$20.2	$18.9
Other long-term liabilities	12.4	13.0
Total warranty liability	$32.6	$31.9

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Basic weighted-average common shares outstanding	58,698,700	61,667,009	58,516,877	62,244,817
Dilutive stock options	1,898	—	2,146	—
Dilutive restricted stock awards	250,151	—	310,553	—
Dilutive restricted stock units	73,092	—	155,634	—
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	59,023,841	61,667,009	58,985,210	62,244,817

The table below represents shares excluded from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Anti-dilutive shares	870,281	2,062,846	264,512	2,062,846

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $5.8 million for the three months ended April 30, 2023, or 29.0% of pre-tax income, compared to $0.4 million of benefit, or 14.8% of pre-tax loss, for the three months ended April 30, 2022. Income tax expense for the three months ended April 30, 2023 were unfavorably impacted by $0.6 million of discrete tax expense related to the results of an IRS examination. Results for the three months ended April 30, 2022 were unfavorably impacted by $0.3 million of net discrete tax expense related to the loss of a tax attribute.

The Company recorded income tax expense of $0.7 million for the six months ended April 30, 2023, or 50.0% of pre-tax income, compared to $2.2 million of benefit, or 42.3% of pretax loss, for the six months ended April 30, 2022. Income tax expense (benefit) for the six months ended April 30, 2023 were unfavorably impacted by $0.6 million of net discrete tax expense related to the results of an IRS examination. Results for the six months ended April 30, 2022 were favorably impacted by $0.9 million of net discrete tax benefit related primarily to stock-based compensation tax deductions.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $5.1 million as of April 30, 2023 and $4.3 million as of October 31, 2022. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of April 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2023, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	April 30, 2023	October 31, 2022
Performance, bid and specialty bonds	$539.7	$572.3
Open standby letters of credit	14.5	12.3
Total	$554.2	$584.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $8.4 million and $11.9 million as of April 30, 2023 and October 31, 2022, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $461.1 million and $333.8 million as of April 30, 2023, and October 31, 2022, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding as of April 30, 2023 and October 31, 2022 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guarantees indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $6.6 million and $8.7 million as of April 30, 2023 and October 31, 2022, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

Other Matters:

Krystal Bus: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. The settlement agreement provides for a one-time cash payment of $11.5 million, which was disbursed by the Company in the second quarter of fiscal year 2023. The Company is also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. The Company recorded a loss of $2.0 million during the six months ended April 30, 2023, as related to these additional claims. The Company has agreed, in principle, to settle several of these additional claims for immaterial amounts. Although multiple claims remain outstanding, the Company believes future losses related to these claims will be insignificant. The losses associated with the collective group of claims are included within selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended April 30, 2023. The related liability is included in other current liabilities in the Company’s Condensed Unaudited Balance Sheets as of April 30, 2023. The Company is in the process of seeking potential reimbursement of the settlement payment and for any potential future settlements or losses related to the other claims from the Company’s insurers; however, the relevant insurers have so far disputed the insurance claims. Accordingly, no loss recovery asset has been recorded as of April 30, 2023.

Note 14. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes Emergency One, KME, Ferrara, Spartan Emergency Response, American Emergency Vehicles, Leader Emergency Vehicles, Horton Emergency Vehicles and REV Group Orlando. These business units manufacture, market and distribute commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

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

Recreation: This segment includes REV Recreation Group, Renegade, Midwest, Lance and Goldshield Fiberglass, Inc., and their respective manufacturing facilities, service and parts divisions. REV Recreation Group primarily manufactures, markets and distributes Class A RVs in both gas and diesel models. Renegade primarily manufactures, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers and towable campers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for REV Recreation Group, which is one of Goldshield’s primary customers.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended April 30, 2023
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$283.1	$141.9	$256.6	$(0.4)	$681.2
Depreciation and amortization	$3.1	$0.8	$2.0	$0.6	$6.5
Capital expenditures	$2.7	$0.9	$2.3	$0.9	$6.8
Total assets	$749.9	$236.2	$366.6	$39.8	$1,392.5
Adjusted EBITDA	$9.6	$10.7	$29.1	$(7.5)

	Three Months Ended April 30, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$245.0	$90.7	$241.0	$(0.4)	$576.3
Depreciation and amortization	$4.0	$0.8	$3.4	$0.5	$8.7
Capital expenditures	$1.8	$0.4	$1.6	$0.2	$4.0
Total assets	$657.8	$228.8	$347.2	$52.0	$1,285.8
Adjusted EBITDA	$(2.2)	$4.4	$28.7	$(7.1)

	Six Months Ended April 30, 2023
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$512.4	$270.6	$482.6	$(0.9)	$1,264.7
Depreciation and amortization	$6.2	$1.5	$4.6	$1.1	$13.4
Capital expenditures	$3.7	$2.9	$3.1	$0.9	$10.6
Total assets	$749.9	$236.2	$366.6	$39.8	$1,392.5
Adjusted EBITDA	$7.6	$18.0	$53.4	$(15.8)

	Six Months Ended April 30, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$482.4	$188.3	$443.6	$(1.0)	$1,113.3
Depreciation and amortization	$8.4	$1.5	$7.3	$1.1	$18.3
Capital expenditures	$4.2	$1.0	$2.7	$0.6	$8.5
Total assets	$657.8	$228.8	$347.2	$52.0	$1,285.8
Adjusted EBITDA	$(0.4)	$12.2	$45.8	$(15.5)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) for the relevant period before depreciation and amortization, interest expense, and income taxes as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income (loss) is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income (loss):

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Fire & Emergency Adjusted EBITDA	$9.6	$(2.2)	$7.6	$(0.4)
Commercial Adjusted EBITDA	10.7	4.4	18.0	12.2
Recreation Adjusted EBITDA	29.1	28.7	53.4	45.8
Corporate and Other Adjusted EBITDA	(7.5)	(7.1)	(15.8)	(15.5)
Depreciation and amortization	(6.5)	(8.7)	(13.4)	(18.3)
Interest expense, net	(7.4)	(3.5)	(14.5)	(6.9)
(Provision) benefit for income taxes	(5.8)	0.4	(0.7)	2.2
Transaction expenses	(0.2)	(0.3)	(0.4)	(0.5)
Sponsor expense reimbursement	—	—	(0.2)	(0.1)
Restructuring costs	—	(2.9)	—	(6.6)
Restructuring related charges	(3.2)	(4.4)	(8.8)	(5.1)
Stock-based compensation expense	(1.6)	(2.2)	(7.5)	(4.5)
Legal matters	(1.6)	(4.4)	(15.4)	(5.2)
Loss on sale of business	(1.1)	(0.1)	(1.1)	(0.1)
Other items	(0.3)	—	(0.5)	—
Net income (loss)	$14.2	$(2.3)	$0.7	$(3.0)

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

During the three and six months ended April 30, 2023, the Company did not repurchase any shares under the 2021 repurchase program noted below.

Note 16. Subsequent Events

Quarterly Dividend

On June 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on July 14, 2023 to shareholders of record on June 30, 2023.

Share Repurchases

On June 1, 2023, the company’s Board of Directors approved the repurchase of up to $175.0 million of the company’s outstanding common stock. This new authorization replaces the previous $150.0 million repurchase program (which was terminated by the board of directors in connections with the new authorization) under which approximately $73.7 million of the company’s common stock had been repurchased since its authorization in September 2021. The new share repurchase authorization expires in 24 months and gives management flexibility to determine conditions under which the shares may be purchased.

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

Overview

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through three segments: Fire and Emergency (“F&E”), Commercial, and Recreation. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, school buses, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years. We believe that we hold the first, second and third market share positions, and approximately 91% of our net sales during the second quarter of fiscal year 2023 came from products where we believe we hold such share position.

Segments

We serve a diversified customer base primarily in the United States and Canada through the following segments:

Fire & Emergency – The F&E segment sells fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara, and Spartan Emergency Response (“Spartan ER”) which consists of Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower brands, and ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy more than one REV Fire & Emergency product line.

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

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, inflationary pressures, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates, and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, we are susceptible to supply chain disruptions resulting from the impact of tariffs and global macro-economic factors, which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

RV purchases are discretionary in nature and therefore sensitive to changes in interest rates, the availability of financing, consumer confidence, unemployment levels, levels of disposable income and changing levels of consumer home equity, among other factors. RV markets are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

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

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2023	2022	2023	2022
Net sales	$681.2	$576.3	$1,264.7	$1,113.3
Gross profit	82.5	57.1	140.4	112.9
Selling, general and administrative	51.2	50.5	118.1	98.1
Restructuring	—	2.9	—	6.6
Provision (benefit) for income taxes	5.8	(0.4)	0.7	(2.2)
Net income (loss)	14.2	(2.3)	0.7	(3.0)
Net income (loss) per common share
Basic	$0.24	$(0.04)	$0.01	$(0.05)
Diluted	$0.24	$(0.04)	$0.01	$(0.05)
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Adjusted EBITDA	$41.9	$23.8	$63.2	$42.1
Adjusted Net Income	$20.8	$10.6	$27.9	$18.6

Net Sales	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Net sales	$681.2	18.2%	$576.3	$1,264.7	13.6%	$1,113.3

Net Sales: Consolidated net sales increased $104.9 million for the three months ended April 30, 2023 compared to the prior year quarter, primarily due to an increase in net sales, including price realization, within all three segments. The increase within the F&E segment was due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization. The increase within the Commercial segment was primarily due to higher shipments of school buses, municipal transit buses, terminal trucks and street sweepers, and price realization. The increase within the Recreation segment was primarily due to increased unit shipments and price realization.

Consolidated net sales increased $151.4 million for the six months ended April 30, 2023 compared to the prior year period, primarily due to increased net sales within all three segments. The increase within the F&E segment was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization. The increase within the Commercial segment in net sales was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization. The increase within the Recreation segment was primarily due to increased unit shipments, and price realization.

Gross Profit	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Gross profit	$82.5	44.5%	$57.1	$140.4	24.4%	$112.9
% of net sales	12.1%		9.9%	11.1%		10.1%

Gross Profit: Consolidated gross profit increased $25.4 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase in gross profit was primarily attributable to higher net sales and gross margin within the F&E and Commercial segments, partially offset by lower gross margin in the Recreation segment and inflationary pressures across all segments.

Consolidated gross profit increased $27.5 million for the six months ended April 30, 2023 compared to the prior year period. The increase in gross profit was primarily attributable to higher net sales within the F&E, Commercial and Recreation segments, partially offset by supply chain constraints within certain segments and inflationary pressures across all segments.

Selling, General and Administrative	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Selling, general and administrative	$51.2	1.4%	$50.5	$118.1	20.4%	$98.1

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $0.7 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase in SG&A costs for the three months ended April 30, 2023 was primarily due to an increase in severance related costs and incentive compensation, partially offset by structural cost reductions.

Consolidated SG&A costs increased $20.0 million for the six months ended April 30, 2023 compared to the prior year period. The increase in SG&A costs for the six months ended April 30, 2023 was primarily due to an increase in legal costs associated with the legal case described in Note 13, Commitments and Contingencies of the Notes to the Condensed Unaudited Consolidated Financial Statements, and higher share-based compensation and severance related costs.

Restructuring	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Restructuring	$—	-100.0%	$2.9	$—	-100.0%	$6.6

Restructuring: Consolidated restructuring costs decreased $2.9 million for the three months ended April 30, 2023 compared to the prior year quarter. Restructuring costs for the three months ended April 30, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to the Condensed Unaudited Consolidated Financial Statements.

Consolidated restructuring costs decreased $6.6 million for the six months ended April 30, 2023 compared to the prior year period. Restructuring costs for the six months ended April 30, 2023 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to Condensed Unaudited Consolidated Financial Statements.

Provision (benefit) for income taxes	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Provision (benefit) for income taxes	$5.8	1550.0%	$(0.4)	$0.7	131.8%	$(2.2)

Provision (benefit) for Income Taxes: Consolidated income tax expense was $5.8 million for the three months ended April 30, 2023, or 29.0% of pre-tax income, compared to $0.4 million of benefit, or 14.8% of pre-tax loss, for the three months ended April 30, 2022. Income tax expenses for the three months ended April 30, 2023 were unfavorably impacted by $0.6 million of net discrete tax expense related to the results of an IRS examination. Income tax benefit for the three months ended April 30, 2022 was unfavorably impacted by $0.3 million of net discrete tax expense related to the loss of a tax attribute.

Consolidated income tax expense of $0.7 million for the six months ended April 30, 2023, or 50% of pre-tax income, compared to $2.2 million of benefit, or 42.3% of pretax loss, for the six months ended April 30, 2022. Income tax expenses for the six months ended April 30, 2023 were unfavorably impacted by $0.6 million of net discrete tax expense related to the results of an IRS examination. Income tax benefit for the six months ended April 30, 2022 was favorably impacted by $0.9 million of net discrete tax benefit related primarily to stock-based compensation tax deductions.

Net income (loss)	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Net income (loss)	$14.2	717.4%	$(2.3)	$0.7	123.3%	$(3.0)

Net income (loss): Consolidated net income increased $16.5 million for the three months ended April 30, 2023 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income increased 3.7 million for the six months ended April 30, 2023 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Adjusted EBITDA	$41.9	76.1%	$23.8	$63.2	50.1%	$42.1

Consolidated Adjusted EBITDA increased $18.1 million for the three months ended April 30, 2023 compared to the prior year quarter, primarily due to an increase in Adjusted EBITDA in all three segments.

Consolidated Adjusted EBITDA increased $21.1 million for the six months ended April 30, 2023 compared to the prior year period, primarily due to an increase in Adjusted EBITDA across all segments.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income to Adjusted EBITDA and Adjusted Net Income.

Adjusted Net Income	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Adjusted Net Income	$20.8	96.2%	$10.6	$27.9	50.0%	$18.6

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income.

Fire & Emergency Segment

	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Net sales	$283.1	15.6%	$245.0	$512.4	6.2%	$482.4
Adjusted EBITDA	9.6	536.4%	(2.2)	7.6	2000.0%	(0.4)
Adjusted EBITDA % of net sales	3.4%		-0.9%	1.5%		-0.1%

F&E segment net sales increased $38.1 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase in net sales was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization, partially offset by an unfavorable mix of fire apparatus.

F&E segment net sales increased $30.0 million for the six months ended April 30, 2023 compared to the prior year period. The increase in net sales was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units and price realization, partially offset by an unfavorable mix of fire apparatus.

F&E segment Adjusted EBITDA increased $11.8 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase was primarily related to higher sales volume of fire apparatus and ambulance units, a favorable mix of ambulance units, efficiencies related to productivity initiatives, an improved supply chain and labor markets, and price realization, partially offset by an unfavorable mix of fire apparatus, and inflationary pressure.

F&E segment Adjusted EBITDA increased $8.0 million for the six months ended April 30, 2023 compared to the prior year period. The increase was primarily related to higher sales volume of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization, partially offset by an unfavorable mix of fire apparatus, and inflationary pressure.

Commercial Segment

	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Net sales	$141.9	56.4%	$90.7	$270.6	43.7%	$188.3
Adjusted EBITDA	10.7	143.2%	4.4	18.0	47.5%	12.2
Adjusted EBITDA % of net sales	7.5%		4.9%	6.7%		6.5%

Commercial segment net sales increased $51.2 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase in net sales was primarily due to higher shipments of school buses, municipal transit buses, terminal trucks and street sweepers, and price realization, partially offset by an unfavorable mix of municipal transit buses.

Commercial segment net sales increased $82.3 million for the six months ended April 30, 2023 compared to the prior year period. The increase in net sales was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments and an unfavorable mix of municipal transit buses.

Commercial segment Adjusted EBITDA increased $6.3 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase was primarily the result of increased shipments of school buses, terminal trucks, and street sweepers, favorable mix of school buses, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses, and inflationary pressures.

Commercial segment Adjusted EBITDA increased $5.8 million for the six months ended April 30, 2023 compared to the prior year period. The increase was primarily the result of increased shipments of school buses and terminal trucks, favorable mix of school buses, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses, and inflationary pressures.

Recreation Segment

	Three Months Ended			Six Months Ended
($ in millions)	April 30, 2023	Change	April 30, 2022	April 30, 2023	Change	April 30, 2022
Net sales	$256.6	6.5%	$241.0	$482.6	8.8%	$443.6
Adjusted EBITDA	29.1	1.4%	28.7	53.4	16.6%	45.8
Adjusted EBITDA % of net sales	11.3%		11.9%	11.1%		10.3%

Recreation segment net sales increased $15.6 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase was primarily due to increased unit shipments, and price realization, partially offset by an unfavorable mix of motorized units, and increased discounting.

Recreation segment net sales increased $39.0 million for the six months ended April 30, 2023 compared to the prior year period. The increase was primarily due to increased unit shipments, and price realization, partially offset by an unfavorable mix of motorized units, and increased discounting.

Recreation segment Adjusted EBITDA increased $0.4 million for the three months ended April 30, 2023 compared to the prior year quarter. The increase was primarily due to increased unit shipments, and price realization, partially offset by an unfavorable category mix, inflationary pressure, and increased discounting.

Recreation segment Adjusted EBITDA increased $7.6 million for the six months ended April 30, 2023 compared to the prior year period. The increase was primarily due to increased unit shipments, and price realization, partially offset by inflationary pressure, and increased discounting.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	April 30, 2023	January 31, 2023	April 30, 2022
Fire & Emergency	$2,857.3	$2,674.3	$1,788.3
Commercial	501.2	497.7	531.1
Recreation	495.0	988.1	1,302.7
Total Backlog	$3,853.5	$4,160.1	$3,622.1

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

As of April 30, 2023, our backlog was $3,853.5 million compared to $3,622.1 million as of April 30, 2022. The increase in consolidated backlog was primarily due to an increase within the F&E segment, partially offset by decreases within Commercial and Recreation segments. The increase in F&E segment backlog was primarily the result of continued demand and strong order intake for fire apparatus and ambulance units, and pricing actions. The decrease in Commercial segment backlog was primarily the result of increased unit production against backlog, and lower orders for school buses, terminal trucks, and municipal transit buses, partially offset by pricing actions. The decrease in Recreation segment backlog was primarily the result of increased unit production against backlog, an expected normalization of order intake and cancellations in certain product categories, partially offset by pricing actions.

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

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2023 and April 30, 2022:

	Six Months Ended April 30,
($ in millions)	2023	2022
Net cash provided by operating activities	$8.2	$27.4
Net cash used in investing activities	(8.9)	(5.9)
Net cash used in financing activities	(10.7)	(28.9)
Net decrease in cash and cash equivalents	$(11.4)	$(7.4)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2023 was $8.2 million and was primarily related to higher customer advances, timing of accounts payable payments, and net income recognized during the period, partially offset by increase in inventories and receivables, the payment of deferred payroll taxes related to the CARES Act and the payment of a legal settlement. Net cash provided by operating activities for the six months ended April 30, 2022 was $27.4 million and was primarily related to the increase of customer advances and timing of payable payments, partially offset by a decrease in accounts receivable receipts, an increase in inventory, and a net loss recognized during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended April 30, 2023 was $8.9 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets, the sale of a business within the F&E segment and the sale of an investment in the China JV. Net cash used in investing activities for the six months ended April 30, 2022 was $5.9 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2023 was $10.7 million, which primarily consisted of dividends paid of $6.1 million, and payment of payroll taxes on vested share-based compensation awards of $4.6 million. Net cash used in financing activities for the six months ended April 30, 2022 was $28.9 million, which primarily consisted of share repurchases of $45.9 million, dividends paid of $6.4 million and the payment of taxes on vested share based payment awards and other financing activities of $4.6 million, partially offset by net proceeds from our 2021 ABL Facility for $28.0 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. A quarterly cash dividend was declared in the amount of $.05 per share of common stock payable on July 14, 2023, to shareholders of record on June 30, 2023. During the second quarter of fiscal year 2023, we paid cash dividends of $3.0 million. To date during fiscal year 2023, we have paid cash dividends of $6.1 million.

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

We were in compliance with all financial covenants under the ABL Agreement as of April 30, 2023. As of April 30, 2023, the Company’s availability under the ABL Facility was $305.5 million.

Refer to Note 9, Long-Term Debt, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as Net Income for the relevant period before depreciation and amortization, interest expense and income taxes, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as Net Income, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance.

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

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, income taxes and other items as described below. Stock-based compensation expense and sponsor expense reimbursement are excluded from both Adjusted Net Income and Adjusted EBITDA because it is an expense which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2023	2022	2023	2022
Net income (loss)	$14.2	$(2.3)	$0.7	$(3.0)
Depreciation and amortization	6.5	8.7	13.4	18.3
Interest expense, net	7.4	3.5	14.5	6.9
Provision (benefit) for income taxes	5.8	(0.4)	0.7	(2.2)
EBITDA	33.9	9.5	29.3	20.0
Transaction expenses(a)	0.2	0.3	0.4	0.5
Sponsor expense reimbursement(b)	—	—	0.2	0.1
Restructuring costs(c)	—	2.9	—	6.6
Restructuring related charges(d)	3.2	4.4	8.8	5.1
Stock-based compensation expense(e)	1.6	2.2	7.5	4.5
Legal matters(f)	1.6	4.4	15.4	5.2
Loss on sale of business(g)	1.1	0.1	1.1	0.1
Other items(h)	0.3	—	0.5	—
Adjusted EBITDA	$41.9	$23.8	$63.2	$42.1

The following table reconciles Net Income (Loss) to Adjusted Net Income for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2023	2022	2023	2022
Net income (loss)	$14.2	$(2.3)	$0.7	$(3.0)
Amortization of intangible assets	1.0	2.0	2.4	4.4
Transaction expenses(a)	0.2	0.3	0.4	0.5
Sponsor expense reimbursement(b)	—	—	0.2	0.1
Restructuring costs(c)	—	2.9	—	6.6
Restructuring related charges(d)	3.2	4.4	8.8	5.1
Stock-based compensation expense(e)	1.6	2.2	7.5	4.5
Legal matters(f)	1.6	4.4	15.4	5.2
Loss on sale of business(g)	1.1	0.1	1.1	0.1
Other items(h)	0.3	—	0.5	—
Accelerated depreciation on certain property, plant, and equipment (i)	—	0.9	—	2.3
Income tax effect of adjustments(j)	(2.4)	(4.3)	(9.1)	(7.2)
Adjusted Net Income	$20.8	$10.6	$27.9	$18.6
(a)
Reflects costs incurred in connection with potential and actual business acquisitions, dispositions, and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)
Reflects the reimbursement of expenses to our primary equity holder.
(c)
Restructuring costs incurred in connection with the announced closure of certain facilities within the F&E segment.
(d)
Reflects costs that are directly attributable to restructuring activities, production inefficiencies within the F&E segment, and costs associated with certain headcount reductions primarily within Corporate that do not meet the definition of restructuring under ASC 420.
(e)
Reflects expenses associated with the vesting of equity awards including employer payroll taxes.
(f)
Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Included in the current period are fees and costs to settle, in principle, claims brought through the acquisition of certain assets as described in Note 13.
(g)
Reflects losses on the disposition of non-core businesses within the F&E segment.
(h)
Reflects a loss on the disposition of the investment in, and assets associated with, the China JV, and recalls liabilities related to a purchased business, net of recoveries received from the seller.
(i)
Reflects accelerated deprecation that was incurred in connection with the announced closure of certain facilities within the F&E segment.
(j)
Income tax effect of adjustments using a 26.5% effective income tax rate for the six months ended April 30, 2023 and April 30, 2022, except for certain stock-based compensation expenses that are not fully tax benefited.

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

Recent Accounting Pronouncements

There are no new accounting standards that will have a material impact on the Company's Condensed Consolidated Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on December 14, 2022.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2023.

During the quarter ended April 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

There were no purchases of common stock made by the Company during the second quarter of fiscal year 2023.

On June 1, 2023, the company’s board of directors approved the repurchase of up to $175.0 million of the company’s outstanding common stock. This new authorization replaces the previous $150.0 million repurchase program (which was terminated by the board of directors in connections with the new authorization) under which approximately $73.7 million of the company’s common stock had been repurchased since its authorization in September 2021. The new share repurchase authorization expires in 24 months and gives management flexibility to determine conditions under which the shares may be purchased.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the second quarter of fiscal year 2023, the Company paid cash dividends of $3.0 million. During the fiscal year 2023, the Company paid cash dividends of $6.1 million. Our ability to pay dividends is dependent on our ABL loan and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 6. Exhibits.

Exhibit Number	Description
10.1

Separation Agreement and General Release, dated April 28, 2023, between the Registrant and Stephen Boettinger (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 28, 2023)

10.2*	Employment Agreement, dated May 17, 2023, between the Registrant and Mark Skonieczny
10.3*	Form of Change in Control Severance Agreement
10.4*	REV Group, Inc. 2016 Omnibus Incentive Plan
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: June 8, 2023	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Executive Officer Interim Chief Financial Officer (Principal Executive and Financial Officer)

Date: June 8, 2023	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)