Form 10-Q
period 2023-07-31
REV Group, Inc.
filed 2023-09-13
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 11, 2023, the registrant had 59,309,107 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, and integration of operations relating to mergers and acquisitions activities. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section in our filings with the U.S. Securities and Exchange Commission (“SEC”). We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	July 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11.0	$20.4
Accounts receivable, net	210.6	215.0
Inventories, net	644.0	629.5
Other current assets	41.4	23.5
Total current assets	907.0	888.4
Property, plant and equipment, net	152.6	148.9
Goodwill	157.3	157.3
Intangible assets, net	116.2	119.2
Right of use assets	38.0	20.2
Other long-term assets	8.4	10.6
Total assets	$1,379.5	$1,344.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$192.7	$163.9
Short-term customer advances	236.6	258.0
Short-term accrued warranty	21.9	18.9
Short-term lease obligations	7.8	6.1
Other current liabilities	89.3	80.5
Total current liabilities	548.3	527.4
Long-term debt	179.0	230.0
Long-term customer advances	112.2	74.8
Deferred income taxes	18.6	21.0
Long-term lease obligations	30.4	14.2
Other long-term liabilities	22.4	20.9
Total liabilities	910.9	888.3
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 59,309,107 and 59,323,534 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	442.7	436.4
Retained earnings	26.0	19.5
Accumulated other comprehensive (loss) income	(0.2)	0.3
Total shareholders' equity	468.6	456.3
Total liabilities and shareholders' equity	$1,379.5	$1,344.6

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Net sales	$680.0	$594.8	$1,944.7	$1,708.1
Cost of sales	599.8	527.0	1,724.1	1,527.4
Gross profit	80.2	67.8	220.6	180.7
Operating expenses:
Selling, general and administrative	52.6	46.1	170.6	144.2
Research and development costs	1.3	0.9	3.5	2.9
Amortization of intangible assets	0.6	1.3	3.0	5.7
Restructuring costs	—	2.3	—	8.9
Total operating expenses	54.5	50.6	177.1	161.7
Operating income	25.7	17.2	43.5	19.0
Interest expense, net	7.3	4.3	21.9	11.2
Loss on investment in China JV	—	—	0.7	—
Loss on sale of business	—	—	1.1	0.1
Income before provision for income taxes	18.4	12.9	19.8	7.7
Provision for income taxes	3.5	3.4	4.2	1.2
Net income	$14.9	$9.5	$15.6	$6.5

Other comprehensive (loss) income, net of tax	—	—	(0.5)	0.2
Comprehensive income	$14.9	$9.5	$15.1	$6.7

Net income per common share:
Basic	$0.25	$0.16	$0.27	$0.11
Diluted	$0.25	$0.16	$0.26	$0.10
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income	$15.6	$6.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.7	25.2
Amortization of debt issuance costs	1.2	1.3
Stock-based compensation expense	11.0	6.3
Deferred income taxes	(2.4)	2.2
Gain on sale of assets	(0.5)	(0.5)
Loss on investment in China JV	0.7	—
Loss on sale of business	1.1	0.1
Changes in operating assets and liabilities, net	27.0	18.4
Net cash provided by operating activities	73.4	59.5
Cash flows from investing activities:
Purchase of property, plant and equipment	(19.7)	(15.9)
Proceeds from sale of assets	0.5	2.8
Proceeds from sale of China JV	0.6	1.8
Proceeds from sale of a business	0.6	—
Net cash used in investing activities	(18.0)	(11.3)
Cash flows from financing activities:
Net (payments) proceeds from borrowings on revolving credit facility	(51.0)	35.0
Payment of dividends	(9.1)	(9.4)
Repurchase and retirement of common stock	—	(70.0)
Other financing activities	(4.7)	(2.3)
Net cash used in financing activities	(64.8)	(46.7)
Net (decrease) increase in cash and cash equivalents	(9.4)	1.5
Cash and cash equivalents, beginning of period	20.4	13.3
Cash and cash equivalents, end of period	$11.0	$14.8

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$18.5	$7.6
Income taxes, net of refunds	$7.0	$(15.1)

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2022	$0.1	59,323,534 Sh.	$436.4	$19.5	$0.3	$456.3
Net loss				(13.5)		(13.5)
Stock-based compensation expense			5.9			5.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	214,746 Sh.	(1.3)			(1.3)
Other comprehensive loss, net of tax					(0.5)	(0.5)
Forfeitures of restricted stock awards and employee tax withholdings on vested awards, net of issuances	—	(23,243 Sh.)	(3.1)			(3.1)
Dividends declared on common stock				(3.1)		(3.1)
Balance, January 31, 2023	$0.1	59,515,037 Sh.	$437.9	$2.9	$(0.2)	$440.7
Net income				14.2		14.2
Stock-based compensation expense			1.6			1.6
Vesting of restricted stock units, net of employee tax withholdings	—	9,321 Sh.	(0.1)			(0.1)
Forfeitures of restricted stock awards and employee tax withholdings on vested awards, net of issuances	—	(120,519 Sh.)	(0.1)			(0.1)
Dividends declared on common stock				(3.0)		(3.0)
Balance, April 30, 2023	$0.1	59,403,839 Sh.	$439.3	$14.1	$(0.2)	$453.3
Net Income				14.9		14.9
Stock-based compensation expense			3.5			3.5
Vesting of restricted stock units, net of employee tax withholdings	—	11,411 Sh.	(0.1)			(0.1)
Forfeitures of restricted stock awards, net of issuances	—	(106,143 Sh.)	—			—
Dividends declared on common stock				(3.0)		(3.0)
Balance, July 31, 2023	$0.1	59,309,107 Sh.	$442.7	$26.0	$(0.2)	$468.6

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares	Capital	Earnings	(Loss) Income	Equity
Balance, October 31, 2021	$0.1	64,584,291 Sh.	$502.1	$16.7	$(0.1)	$518.8
Net loss				(0.7)		(0.7)
Stock-based compensation expense			2.3			2.3
Exercise of common stock options	—	2,400 Sh.	—			—
Vesting of restricted and performance stock units, net of employee tax withholdings	—	274,485 Sh.	(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	242,999 Sh.	(2.6)			(2.6)
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,980,159 Sh.)	(24.4)			(24.4)
Dividends declared on common stock				(3.3)		(3.3)
Balance, January 31, 2022	$0.1	63,124,016 Sh.	$475.3	$12.7	$—	$488.1
Net loss				(2.3)		(2.3)
Stock-based compensation expense			2.2			2.2
Other comprehensive income, net of tax					0.1	0.1
Repurchase and retirement of common stock	—	(1,676,122 Sh.)	(21.5)			(21.5)
Dividends declared on common stock				(3.1)		(3.1)
Balance, April 30, 2022	$0.1	61,447,894 Sh.	$456.0	$7.3	$0.1	$463.5
Net Income				9.5		9.5
Stock-based compensation expense			1.8			1.8
Repurchase and retirement of common stock	—	(2,147,202 Sh.)	(24.1)			(24.1)
Exercise of common stock options	—	42,500 Sh.	0.3			0.3
Dividends declared on common stock				(3.0)		(3.0)
Balance, July 31, 2022	$0.1	59,343,192 Sh.	$434.0	$13.8	$0.1	$448.0

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

Equity Sponsor: The Company’s primary equity holders are funds and an investment vehicle associated with AIP CF IV, LLC, which the Company collectively refers to as “American Industrial Partners,” “AIP” or “Sponsor” and which indirectly own approximately 46.5% of REV Group’s voting equity as of July 31, 2023. AIP is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended July 31, 2023 and July 31, 2022, the Company did not incur expenses associated with its primary equity holder. During the nine months ended July 31, 2023 and July 31, 2022, the Company reimbursed expenses of its primary equity holder of $0.2 million and $0.1 million, respectively. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

Recent Accounting Pronouncements

Accounting Pronouncement - To Be Adopted

In September 2022, the FASB issued Accounting Standards Update ("ASU") 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022. We expect to adopt ASU 2022-04 in the first quarter of fiscal year 2024 and are currently evaluating the impact of ASU 2022-04 to our consolidated financial statements.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force or dealer network. The Company also generates revenue through separate contracts that relate to the sale of after-market parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in Cost of sales in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill-and-hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory, (iv) is ready for physical transfer to the customer, and (v) when the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the contract liabilities when the Company transfers control of the promised good or service. During the three months ended July 31, 2023, and July 31, 2022, the Company recognized $26.8 million and $39.9 million, respectively, of revenue that was included in the customer advance balances of $332.8 million and $210.6 million as of October 31, 2022 and October 31, 2021, respectively. During the nine months ended July 31, 2023, and July 31, 2022, the Company recognized $109.0 million and $97.7 million, respectively, of revenue that was included in the customer advance balances of $332.8 million and $210.6 million as of October 31, 2022 and October 31, 2021, respectively. The Company’s payment terms do not include a significant financing component outside of the Fire & Emergency ("F&E") segment. Within the F&E segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended July 31, 2023, and July 31, 2022 of $2.2 million and $1.7 million, respectively. The Company incurred interest charges on customer advances during the nine months ended July 31, 2023, and July 31, 2022 of $6.3 million and $4.9 million, respectively. The interest charges were recorded in Interest expense in the Condensed Unaudited Statements of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of July 31, 2023, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,004.2 million, of which $1,277.1 million is expected to be satisfied and recognized in revenue in the next twelve months and $1,727.1 million is expected to be satisfied and recognized in revenue thereafter.

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

During the three and nine months ended July 31, 2023, the Company recognized total operating lease costs resulting from fixed lease payments of $2.8 million and $8.1 million, respectively. During the same period, the Company paid cash of $2.7 million and $8.0 million, respectively, for amounts included in the measurement of lease liabilities.

During the three and nine months ended July 31, 2022, the Company recognized total operating lease costs resulting from fixed lease payments of $2.4 million and $7.1 million, respectively. During the same period, the Company paid cash of $2.5 million and $7.2 million, respectively, for amounts included in the measurement of lease liabilities.

As of July 31, 2023, future minimum operating lease payments are summarized by fiscal year in the table below:

Remaining three months of fiscal year 2023	$2.7
2024	9.8
2025	8.4
2026	7.0
2027	6.5
Thereafter	11.5
Total undiscounted lease payments	45.9
Less: imputed interest	(7.7)
Total lease liabilities	$38.2

As of July 31, 2023, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.8 years and 6.6%, respectively.

As of July 31, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.7 years and 5.1%, respectively.

Note 4. Inventories

Inventories consisted of the following:

	July 31, 2023	October 31, 2022
Chassis	$119.5	$82.7
Raw materials & parts	221.3	240.6
Work in process	270.3	281.1
Finished products	42.0	35.5
	653.1	639.9
Less: reserves	(9.1)	(10.4)
Total inventories, net	$644.0	$629.5

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2023	October 31, 2022
Land & land improvements	$18.8	$18.6
Buildings & improvements	109.5	105.4
Machinery & equipment	101.1	95.4
Rental & used vehicles	2.1	2.1
Computer hardware & software	62.4	60.6
Office furniture & fixtures	5.3	5.0
Construction in process	13.1	6.6
	312.3	293.7
Less: accumulated depreciation	(159.7)	(144.8)
Total property, plant and equipment, net	$152.6	$148.9

Depreciation expense was $5.7 million and $5.6 million for the three months ended July 31, 2023, and July 31, 2022, respectively, and $16.7 million and $19.5 million for the nine months ended July 31, 2023, and July 31, 2022, respectively.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2023	October 31, 2022
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

There was no change in the net carrying value of goodwill for the nine months ended July 31, 2023 and July 31, 2022.

Intangible assets (excluding goodwill) consisted of the following:

	July 31, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(34.9)	$8.8
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(34.9)	$116.2

	October 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(31.9)	$11.8
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(31.9)	$119.2

Amortization expense was $0.6 million and $1.3 million for the three months ended July 31, 2023, and July 31, 2022, respectively, and $3.0 million and $5.7 million for the nine months ended July 31, 2023 and July 31, 2022, respectively.

Note 7. Divestiture Activities

The Company previously made an initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”), in exchange for 10% equity interest. The Company recorded this investment under the equity method of accounting. The Company’s investment in the China JV also included an interest-bearing loan.

During the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million during the fiscal year ended October 31, 2021, which represented the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively. Subsequently, the Company sold its equity interest and disposed of any remaining assets which resulted in an additional loss of $0.7 million, which has been recorded as a Non-operating loss within our Condensed Unaudited Statements of Income and Comprehensive Income for the nine months ended July 31, 2023. In connection with the sale, the Company received a total of $2.4 million, of which $0.6 million was received during the nine months ended July 31, 2023, which has been included within the Investing section of the Condensed Unaudited Statements of Cash Flows.

Note 8. Restructuring and Other Related Charges

In September 2021, the Company announced that it would close its Kovatch Mobile Equipment (“KME”) production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing F&E segment facilities within the United States.

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. For the three and nine months ended July 31, 2023, the Company did not incur any restructuring charges, but did incur $3.8 million of other charges for the nine months ended July 31, 2023, consisting of production inefficiencies. For the three months ended July 31, 2022, the Company recorded restructuring charges of $2.3 million. For the nine months ended July 31, 2022, the Company recorded restructuring charges of $8.9 million and additional charges of $7.4 million consisting of $3.9 million of production inefficiencies, $2.3 million of accelerated depreciation and $1.2 million of other costs.

The pre-tax restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract Termination and Other Costs	Three Months Ended July 31, 2022
Fire & Emergency	$0.2	$2.1	$2.3

	Employee Severance and Termination Benefits	Contract Termination and Other Costs	Nine Months Ended July 31, 2022
Fire & Emergency	$4.3	$4.6	$8.9

As of October 31, 2022, this restructuring activity was complete.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	July 31, 2023	October 31, 2022
ABL facility	$179.0	$230.0

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

All revolving loans under the ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of July 31, 2023, the interest rate margins are 0.75% for all base rate loans and 1.75% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the ABL Agreement. Interest is payable quarterly for all base rate loans and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the ABL Facility was 7.00% as of July 31, 2023. The weighted-average interest rate on borrowings outstanding under the ABL Facility was 5.51% as of October 31, 2022.

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

The Company was in compliance with all financial covenants under the ABL Agreement as of July 31, 2023. As of July 31, 2023, the Company’s availability under the ABL Facility was $355.9 million. As of October 31, 2022, the Company’s availability under the ABL Facility was $307.7 million.

The fair value of the ABL Facility approximated the book value on July 31, 2023 and October 31, 2022.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended July 31,
	2023	2022
Balance at beginning of period	$31.9	$37.6
Warranty provisions	26.3	19.0
Settlements made	(23.0)	(23.2)
Warranties for prior year acquisition	—	0.5
Balance at end of period	$35.2	$33.9

Accrued warranty is classified in the Company’s condensed unaudited consolidated balance sheets as follows:

	July 31, 2023	October 31, 2022
Current liabilities	$21.9	$18.9
Other long-term liabilities	13.3	13.0
Total warranty liability	$35.2	$31.9

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding, which excludes shares of issued but unvested restricted stock awards. Diluted EPS is computed by dividing net income, if applicable, by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units and restricted stock units and awards. The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Basic weighted-average common shares outstanding	58,730,037	59,417,336	58,588,712	61,291,966
Dilutive stock options	1,931	4,344	2,076	16,602
Dilutive restricted stock awards	307,098	293,201	306,639	386,395
Dilutive restricted stock units	116,151	207,970	143,923	298,329
Dilutive performance stock units	—	—	—	—
Diluted weighted-average common shares outstanding	59,155,217	59,922,851	59,041,350	61,993,292

The table below represents shares excluded from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Anti-dilutive shares	233,394	172,483	241,457	80,778

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $3.5 million for the three months ended July 31, 2023, or 19.0% of pre-tax income, compared to $3.4 million of expense, or 26.4% of pre-tax income, for the three months ended July 31, 2022. Income tax expense for the three months ended July 31, 2023 was favorably impacted by $1.1 million of net discrete tax benefit primarily related to a federal provision-to-return adjustment. Income tax expense for the three months ended July 31, 2022 was unfavorably impacted by $0.2 million of net discrete tax expense related to stock-based compensation.

The Company recorded income tax expense of $4.2 million for the nine months ended July 31, 2023, or 21.2% of pre-tax income, compared to $1.2 million of expense, or 15.6% of pre-tax income, for the nine months ended July 31, 2022. Income tax expense for the nine months ended July 31, 2023 was favorably impacted by $1.0 million of net discrete tax benefit primarily related to a federal provision-to-return adjustment. Income tax expense for the nine months ended July 31, 2022 was favorably impacted by $0.8 million of net discrete tax benefits primarily related to stock-based compensation tax deductions.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $5.7 million as of July 31, 2023 and $4.3 million as of October 31, 2022. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of July 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Income and Comprehensive Income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2023, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 13. Commitments and Contingencies

The Company is, from time to time, party to various legal proceedings, including product and general liability claims, arising out of ordinary course of business. Assessments of legal proceedings can involve complex judgments about future events that may rely on estimates and assumptions. When assessing whether to record a liability related to legal proceedings, the Company adheres to the requirements of Accounting Standards Codification 450, Contingencies, and other applicable guidance as necessary, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. When a range exists that is reasonably estimable and the loss is probable, the Company records an accrual in its financial statements equal to the most likely estimate of the loss, or the low end of the range, if there is no one best estimate. Additionally, these claims are generally covered by third-party insurance, which for some insurance policies is subject to a retention for which the Company is responsible.

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2023	October 31, 2022
Performance, bid and specialty bonds	$463.7	$572.3
Open standby letters of credit	15.1	12.3
Total	$478.8	$584.6

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $24.1 million and $11.9 million as of July 31, 2023 and October 31, 2022, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $434.1 million and $333.8 million as of July 31, 2023, and October 31, 2022, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding as of July 31, 2023 and October 31, 2022 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $28.0 million and $33.7 million at July 31, 2023 and October 31, 2022, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $5.9 million and $8.7 million as of July 31, 2023 and October 31, 2022, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

Other Matters:

Krystal Bus: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. The settlement agreement provided for a one-time cash payment of $11.5 million, which was disbursed by the Company in the second quarter of fiscal year 2023. The Company is also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. The Company has agreed to settle all of these additional claims and has recorded a loss of $2.2 million during the nine months ended July 31, 2023, as related to these additional claims. The losses associated with the collective group of claims are included within Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the three and nine months ended July 31, 2023. The related liability is included in Other current liabilities in the Company’s Condensed Unaudited Balance Sheets as of July 31, 2023. The Company is in the process of seeking potential reimbursement of the settlement payments and for any potential future settlements or losses related to the other claims from the Company’s insurers; however, the relevant insurers have so far disputed the insurance claims. Accordingly, no loss recovery asset has been recorded as of July 31, 2023.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2023
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$322.9	$143.3	$214.5	$(0.7)	$680.0
Depreciation and amortization	$3.2	$0.8	$1.7	$0.6	$6.3
Capital expenditures	$4.3	$1.8	$1.4	$1.6	$9.1
Total assets	$728.5	$234.5	$365.5	$51.0	$1,379.5
Adjusted EBITDA	$18.1	$11.6	$18.4	$(8.7)

	Three Months Ended July 31, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$230.1	$111.0	$254.1	$(0.4)	$594.8
Depreciation and amortization	$2.8	$0.7	$2.8	$0.6	$6.9
Capital expenditures	$3.3	$0.5	$2.6	$1.0	$7.4
Total assets	$684.8	$234.7	$354.7	$58.0	$1,332.2
Adjusted EBITDA	$1.0	$6.8	$29.8	$(8.1)

	Nine Months Ended July 31, 2023
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$835.3	$413.9	$697.1	$(1.6)	$1,944.7
Depreciation and amortization	$9.4	$2.3	$6.3	$1.7	$19.7
Capital expenditures	$8.0	$4.7	$4.5	$2.5	$19.7
Total assets	$728.5	$234.5	$365.5	$51.0	$1,379.5
Adjusted EBITDA	$25.6	$29.6	$71.9	$(24.5)

	Nine Months Ended July 31, 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net sales	$712.5	$299.2	$697.7	$(1.3)	$1,708.1
Depreciation and amortization	$11.2	$2.2	$10.1	$1.7	$25.2
Capital expenditures	$7.5	$1.5	$5.2	$1.7	$15.9
Total assets	$684.8	$234.7	$354.7	$58.0	$1,332.2
Adjusted EBITDA	$0.6	$19.0	$75.6	$(23.6)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss for the relevant period before depreciation and amortization, interest expense, and income taxes as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to net income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Fire & Emergency Adjusted EBITDA	$18.1	$1.0	$25.6	$0.6
Commercial Adjusted EBITDA	11.6	6.8	29.6	19.0
Recreation Adjusted EBITDA	18.4	29.8	71.9	75.6
Corporate and Other Adjusted EBITDA	(8.7)	(8.1)	(24.5)	(23.6)
Depreciation and amortization	(6.3)	(6.9)	(19.7)	(25.2)
Interest expense, net	(7.3)	(4.3)	(21.9)	(11.2)
Provision for income taxes	(3.5)	(3.4)	(4.2)	(1.2)
Transaction expenses	(0.1)	(0.1)	(0.5)	(0.6)
Sponsor expense reimbursement	—	—	(0.2)	(0.1)
Restructuring costs	—	(2.3)	—	(8.9)
Restructuring related charges	(1.9)	—	(10.5)	(5.1)
Stock-based compensation expense	(3.5)	(1.8)	(11.0)	(6.3)
Legal matters	(1.1)	(1.2)	(16.6)	(6.4)
Loss on sale of business	—	—	(1.1)	(0.1)
Other items	(0.8)	—	(1.3)	—
Net income	$14.9	$9.5	$15.6	$6.5

Note 15. Stock Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved the authorization of a new share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock (the "2021 Repurchase Program"). The share repurchase authorization would have expired in 24 months and gave management the flexibility to determine conditions under which shares may be purchased. During the three and nine months ended July 31, 2022, the Company repurchased and retired 2,147,202 and 5,803,483 shares under this repurchase program at a total cost of $24.1 million and $70.0 million and at an average price of $11.16 per share and $12.03 per share, respectively. During the three and nine months ended July 31, 2023, the Company did not repurchase any shares under the 2021 Repurchase Program.

On June 1, 2023, the company’s Board of Directors approved the authorization of a new share repurchase program that allowed the repurchase of up to $175.0 million of the company’s outstanding common stock. This new authorization replaces the 2021 Repurchase Program (which was terminated by the board of directors in connection with the new authorization). The new share repurchase authorization expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three and nine months ended July 31, 2023, the Company did not repurchase any shares under the 2023 repurchase program.

Note 16. Subsequent Events

Quarterly Dividend

On August 31, 2023, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on October 13, 2023 to shareholders of record on September 29, 2023.

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

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather, the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders. We are also impacted by the change in production days in a given quarter. Historically, our first fiscal quarter includes the lowest number of production days.

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

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2023	2022	2023	2022
Net sales	$680.0	$594.8	$1,944.7	$1,708.1
Gross profit	80.2	67.8	220.6	180.7
Selling, general and administrative	52.6	46.1	170.6	144.2
Restructuring	—	2.3	—	8.9
Provision for income taxes	3.5	3.4	4.2	1.2
Net income	14.9	9.5	15.6	6.5
Net income per common share
Basic	$0.25	$0.16	$0.27	$0.11
Diluted	$0.25	$0.16	$0.26	$0.10
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Adjusted EBITDA	$39.4	$29.5	$102.6	$71.6
Adjusted Net Income	$20.9	$14.3	$48.8	$32.9

Net Sales	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Net sales	$680.0	14.3%	$594.8	$1,944.7	13.9%	$1,708.1

Net Sales: Consolidated net sales increased $85.2 million for the three months ended July 31, 2023 compared to the prior year quarter, primarily due to an increase in net sales, including price realization, in the Fire and Emergency (“F&E”) and Commercial segments, partially offset by lower net sales in the Recreation segment. The increase within the F&E segment was due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization. The increase within the Commercial segment was primarily due to higher shipments of school buses, terminal trucks, and street sweepers, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses. The decrease within the Recreation segment was primarily due to lower unit shipments, unfavorable category mix, and increased discounting, partially offset by price realization.

Consolidated net sales increased $236.6 million for the nine months ended July 31, 2023 compared to the prior year period, primarily due to increased net sales, including price realization, in the F&E and Commercial segments. The increase within the F&E segment was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization. The increase within the Commercial segment in net sales was primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses.

Gross Profit	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Gross profit	$80.2	18.3%	$67.8	$220.6	22.1%	$180.7
% of net sales	11.8%		11.4%	11.3%		10.6%

Gross Profit: Consolidated gross profit increased $12.4 million for the three months ended July 31, 2023 compared to the prior year quarter. The increase in gross profit was primarily attributable to higher net sales and gross margin within the F&E and Commercial segments, partially offset by lower net sales and gross margin in the Recreation segment.

Consolidated gross profit increased $39.9 million for the nine months ended July 31, 2023 compared to the prior year period. The increase in gross profit was primarily attributable to higher net sales and gross margin within the F&E and Commercial segments.

Selling, General and Administrative	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Selling, general and administrative	$52.6	14.1%	$46.1	$170.6	18.3%	$144.2

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $6.5 million for the three months ended July 31, 2023 compared to the prior year quarter. The increase in SG&A costs for the three months ended July 31, 2023 was primarily due to higher incentive and share-based compensation, and severance related costs, partially offset by structural cost reductions.

Consolidated SG&A costs increased $26.4 million for the nine months ended July 31, 2023 compared to the prior year period. The increase in SG&A costs for the nine months ended July 31, 2023 was primarily due to an increase in legal costs associated with the legal case described in Note 13, Commitments and Contingencies of the Notes to the Condensed Unaudited Consolidated Financial Statements, higher incentive and share-based compensation, and severance related costs, partially offset by structural cost reductions.

Restructuring	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Restructuring	$—	-100.0%	$2.3	$—	-100.0%	$8.9

Restructuring: Consolidated restructuring costs decreased $2.3 million for the three months ended July 31, 2023 compared to the prior year quarter. Restructuring costs for the three months ended July 31, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to the Condensed Unaudited Consolidated Financial Statements.

Consolidated restructuring costs decreased $8.9 million for the nine months ended July 31, 2023 compared to the prior year period. Restructuring costs for the nine months ended July 31, 2022 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 8, Restructuring and Other Related Charges, of the Notes to Condensed Unaudited Consolidated Financial Statements.

Provision for income taxes	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Provision for income taxes	$3.5	2.9%	$3.4	$4.2	250.0%	$1.2

Provision for Income Taxes: Consolidated income tax expense was $3.5 million for the three months ended July 31, 2023, or 19.0% of pre-tax income, compared to $3.4 million of expense, or 26.4% of pre-tax income, for the three months ended July 31, 2022. Income tax expense for the three months ended July 31, 2023 was favorably impacted by $1.1 million of net discrete tax benefit primarily related to a federal provision-to-return adjustment. Income tax expense for the three months ended July 31, 2022 was unfavorably impacted by $0.2 million of net discrete tax expense related to stock-based compensation.

Consolidated income tax expense of $4.2 million for the nine months ended July 31, 2023, or 21.2% of pre-tax income, compared to $1.2 million of expense, or 15.6% of pre-tax income, for the nine months ended July 31, 2022. Income tax expense for the nine months ended July 31, 2023 was favorably impacted by $1.0 million of net discrete tax benefit primarily related to a federal provision-to-return adjustment. Income tax expense for the nine months ended July 31, 2022 was favorably impacted by $0.8 million of net discrete tax benefits primarily related to stock-based compensation tax deductions.

Net income	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Net income	$14.9	56.8%	$9.5	$15.6	140.0%	$6.5

Net income : Consolidated net income increased $5.4 million for the three months ended July 31, 2023 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income increased $9.1 million for the nine months ended July 31, 2023 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Adjusted EBITDA	$39.4	33.6%	$29.5	$102.6	43.3%	$71.6

Consolidated Adjusted EBITDA increased $9.9 million for the three months ended July 31, 2023 compared to the prior year quarter, primarily due to an increase in Adjusted EBITDA in the F&E and Commercial segments, partially offset by a decrease in Adjusted EBITDA in the Recreation segment.

Consolidated Adjusted EBITDA increased $31.0 million for the nine months ended July 31, 2023 compared to the prior year period, primarily due to an increase in Adjusted EBITDA in the F&E and Commercial segments, partially offset by a decrease in Adjusted EBITDA in the Recreation segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Adjusted Net Income	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Adjusted Net Income	$20.9	46.2%	$14.3	$48.8	48.3%	$32.9

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Fire & Emergency Segment

	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Net sales	$322.9	40.3%	$230.1	$835.3	17.2%	$712.5
Adjusted EBITDA	18.1	1,710.0%	1.0	25.6	4,166.7%	0.6
Adjusted EBITDA % of net sales	5.6%		0.4%	3.1%		0.1%

F&E segment net sales increased $92.8 million for the three months ended July 31, 2023 compared to the prior year quarter. The increase in net sales was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization.

F&E segment net sales increased $122.8 million for the nine months ended July 31, 2023 compared to the prior year period. The increase in net sales was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units and price realization.

F&E segment Adjusted EBITDA increased $17.1 million for the three months ended July 31, 2023 compared to the prior year quarter. The increase was primarily related to higher sales volume of fire apparatus and ambulance units, a favorable mix of ambulance units, efficiencies related to productivity initiatives, an improved supply chain and labor markets, and price realization, partially offset by inflationary pressures.

F&E segment Adjusted EBITDA increased $25.0 million for the nine months ended July 31, 2023 compared to the prior year period. The increase was primarily related to higher sales volume of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization, partially offset by inflationary pressures.

Commercial Segment

	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Net sales	$143.3	29.1%	$111.0	$413.9	38.3%	$299.2
Adjusted EBITDA	11.6	70.6%	6.8	29.6	55.8%	19.0
Adjusted EBITDA % of net sales	8.1%		6.1%	7.2%		6.4%

Commercial segment net sales increased $32.3 million for the three months ended July 31, 2023 compared to the prior year quarter. The increase in net sales was primarily due to higher shipments of school buses, municipal transit buses, terminal trucks, and street sweepers, and price realization, partially offset by an unfavorable mix of municipal transit buses.

Commercial segment net sales increased $114.7 million for the nine months ended July 31, 2023 compared to the prior year period. The increase in net sales was primarily due to increased shipments of school buses, terminal trucks, and street sweepers, and price realization, partially offset by an unfavorable mix of municipal transit buses.

Commercial segment Adjusted EBITDA increased $4.8 million for the three months ended July 31, 2023 compared to the prior year quarter. The increase was primarily the result of increased shipments of school buses, terminal trucks, and street sweepers, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses, and inflationary pressures.

Commercial segment Adjusted EBITDA increased $10.6 million for the nine months ended July 31, 2023 compared to the prior year period. The increase was primarily the result of increased shipments of school buses, terminal trucks, and street sweepers, a favorable mix of school buses, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses, and inflationary pressures.

Recreation Segment

	Three Months Ended			Nine Months Ended
($ in millions)	July 31, 2023	Change	July 31, 2022	July 31, 2023	Change	July 31, 2022
Net sales	$214.5	-15.6%	$254.1	$697.1	-0.1%	$697.7
Adjusted EBITDA	18.4	-38.3%	29.8	71.9	-4.9%	75.6
Adjusted EBITDA % of net sales	8.6%		11.7%	10.3%		10.8%

Recreation segment net sales decreased $39.6 million for the three months ended July 31, 2023 compared to the prior year quarter. The decrease was primarily due to decreased unit shipments, an unfavorable mix of motorized units, and increased discounting, partially offset by price realization.

Recreation segment net sales decreased $0.6 million for the nine months ended July 31, 2023 compared to the prior year period. The decrease was primarily due to decreased unit shipments, an unfavorable mix of motorized units, and increased discounting, partially offset by price realization.

Recreation segment Adjusted EBITDA decreased $11.4 million for the three months ended July 31, 2023 compared to the prior year quarter. The decrease was primarily due to lower unit shipments, an unfavorable mix of motorized units, increased discounting, and inflationary pressures, partially offset by price realization.

Recreation segment Adjusted EBITDA decreased $3.7 million for the nine months ended July 31, 2023 compared to the prior year period. The decrease was primarily due to lower unit shipments, an unfavorable mix of motorized units, increased discounting, and inflationary pressures, partially offset by price realization.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	July 31, 2023	April 30, 2023	January 31, 2023	July 31, 2022
Fire & Emergency	$3,220.5	$2,857.3	$2,674.3	$2,163.1
Commercial	507.7	501.2	497.7	530.7
Recreation	408.6	495.0	988.1	1,242.9
Total Backlog	$4,136.8	$3,853.5	$4,160.1	$3,936.7

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

As of July 31, 2023, our backlog was $4,136.8 million compared to $3,936.7 million as of July 31, 2022. The increase in consolidated backlog was primarily due to an increase within the F&E segment, partially offset by decreases within Commercial and Recreation segments. The increase in F&E segment backlog was primarily the result of continued demand and strong order intake for fire apparatus and ambulance units, and pricing actions, partially offset by increased unit production against backlog. The decrease in Commercial segment backlog was primarily the result of increased unit production against backlog, and lower orders for municipal transit buses, terminal trucks, and street sweepers, partially offset by increased orders for school buses, and pricing actions. The decrease in Recreation segment backlog was primarily the result of an expected normalization of order intake, and cancellations in certain product categories, partially offset by pricing actions.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2023 and July 31, 2022:

	Nine Months Ended July 31,
($ in millions)	2023	2022
Net cash provided by operating activities	$73.4	$59.5
Net cash used in investing activities	(18.0)	(11.3)
Net cash used in financing activities	(64.8)	(46.7)
Net (decrease) increase in cash and cash equivalents	$(9.4)	$1.5

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2023 was $73.4 million and was primarily related to higher customer advances, timing of accounts payable payments, and net income recognized during the period, partially offset by an increase in inventories and the payment of a legal settlement. Net cash provided by operating activities for the nine months ended July 31, 2022 was $59.5 million and was primarily related to net income, an increase in customer advances and timing of payable payments, partially offset by an increase in accounts receivable and an increase in inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2023 was $18.0 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets, the sale of a business within the F&E segment and proceeds from the sale of an investment in the China JV. Net cash used in investing activities for the nine months ended July 31, 2022 was $11.3 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets, and proceeds from the sale of an investment in the China JV.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2023 was $64.8 million, which primarily consisted of payments made on the revolving credit facility of $51.0 million, dividends paid of $9.1 million, and payment of payroll taxes on vested share-based compensation awards of $4.7 million. Net cash used in financing activities for the nine months ended July 31, 2022 was $46.7 million, which primarily consisted of share repurchases of $70.0 million, dividends paid of $9.4 million and other financing activities of $2.3 million, partially offset by net proceeds from our ABL Facility for $35.0 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. A quarterly cash dividend was declared in the amount of $0.05 per share of common stock payable on October 13, 2023, to shareholders of record on September 29, 2023. During the third quarter of fiscal year 2023, we paid cash dividends of $3.0 million. To date during fiscal year 2023, we have paid cash dividends of $9.1 million.

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

We were in compliance with all financial covenants under the ABL Agreement as of July 31, 2023. As of July 31, 2023, the Company’s availability under the ABL Facility was $355.9 million.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net Income to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2023	2022	2023	2022
Net income	$14.9	$9.5	$15.6	$6.5
Depreciation and amortization	6.3	6.9	19.7	25.2
Interest expense, net	7.3	4.3	21.9	11.2
Provision for income taxes	3.5	3.4	4.2	1.2
EBITDA	32.0	24.1	61.4	44.1
Transaction expenses(a)	0.1	0.1	0.5	0.6
Sponsor expense reimbursement(b)	—	—	0.2	0.1
Restructuring costs(c)	—	2.3	—	8.9
Restructuring related charges(d)	1.9	—	10.5	5.1
Stock-based compensation expense(e)	3.5	1.8	11.0	6.3
Legal matters(f)	1.1	1.2	16.6	6.4
Loss on sale of business(g)	—	—	1.1	0.1
Other items(h)	0.8	—	1.3	—
Adjusted EBITDA	$39.4	$29.5	$102.6	$71.6

The following table reconciles Net Income to Adjusted Net Income for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2023	2022	2023	2022
Net income	$14.9	$9.5	$15.6	$6.5
Amortization of intangible assets	0.6	1.3	3.0	5.7
Transaction expenses(a)	0.1	0.1	0.5	0.6
Sponsor expense reimbursement(b)	—	—	0.2	0.1
Restructuring costs(c)	—	2.3	—	8.9
Restructuring related charges(d)	1.9	—	10.5	5.1
Stock-based compensation expense(e)	3.5	1.8	11.0	6.3
Legal matters(f)	1.1	1.2	16.6	6.4
Loss on sale of business(g)	—	—	1.1	0.1
Other items(h)	0.8	—	1.3	—
Accelerated depreciation on certain property, plant, and equipment (i)	—	—	—	2.3
Income tax effect of adjustments(j)	(2.0)	(1.9)	(11.0)	(9.1)
Adjusted Net Income	$20.9	$14.3	$48.8	$32.9
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
(f)
Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Included in the current period are fees and costs to settle claims brought through the acquisition of certain assets as described in Note 13.
(g)
Reflects losses on the disposition of non-core businesses within the F&E segment.
(h)
Reflects a loss on the disposition of the investment in, and assets associated with, the China JV, recall liabilities related to a purchased business, net of recoveries received from the seller, and other insignificant adjusting items.
(i)
Reflects accelerated deprecation that was incurred in connection with the announced closure of certain facilities within the F&E segment.
(j)
Income tax effect of adjustments using a 26.5% effective income tax rate for the nine months ended July 31, 2023 and July 31, 2022, except for certain stock-based compensation expenses that are not fully tax benefited.

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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2023.

During the quarter ended July 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

There were no purchases of common stock made by the Company during the third quarter of fiscal year 2023.

On June 1, 2023, the company’s Board of Directors approved the authorization of a new share repurchase program that allowed the repurchase of up to $175.0 million of the company’s outstanding common stock. This new authorization replaces the previous $150.0 million repurchase program (which was terminated by the board of directors in connection with the new authorization). The new share repurchase authorization expires in 24 months and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three and nine months ended July 31, 2023, the Company did not repurchase any shares under the 2023 repurchase program.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the third quarter of fiscal year 2023, the Company paid cash dividends of $3.0 million. During the fiscal year 2023, the Company paid cash dividends of $9.1 million. Our ability to pay dividends is dependent on our ABL loan and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

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

REV GROUP, INC.

Date: September 12, 2023	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
Chief Executive Officer Interim Chief Financial Officer (Principal Executive and Financial Officer)

Date: September 12, 2023	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)