Form 10-K
period 2023-10-31
REV Group, Inc.
filed 2023-12-13
CIK 1687221

rck

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $327,522,134 based on the last reported sale price of such securities as of April 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

The number of shares of the Registrant’s Common Stock outstanding as of December 7, 2023 was 59,505,829.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, and include our segment net sales and other expectations described under “Overview” below, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and integration of operations relating to mergers and acquisitions activities. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any changes in expectations after the date of this report or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Website and Social Media Disclosure

We use our website (www.revgroup.com) and corporate social media accounts including X (previously known as Twitter) account (@revgroupinc), LinkedIn account (@rev-group-inc), Facebook account (@REVGroupInc), YouTube (@REVGroupInc), and Instagram account (@revgroupinc) as routine channels of distribution for company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Securities and Exchange Commission (“SEC”) Regulation FD. Accordingly, investors should monitor our website and our corporate social media accounts in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website (https://investors.revgroup.com/). Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

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

The specialty vehicle market is a complex and attractive market characterized by: (i) numerous niche markets, (ii) highly customized vehicle configurations addressing unique customer applications and (iii) specialized customer bases and distribution channels (both dealer and direct). We believe the specialty vehicle market has historically been serviced by niche companies, which has created an opportunity for market leadership by efficient producers with the ability to scale resources, such as REV. We believe that our focus on manufacturing best practices and operational improvements, supply chain management, and product innovation strengthen our market position and ability to compete which provides an opportunity for market growth and margin expansion.

Our products are sold to municipalities, government agencies, private contractors, consumers and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 19% of our net sales in fiscal year 2023, with no single customer representing more than 4% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: rising municipal spending, overall population growth, a growing aged population, the increasing popularity of outdoor and active lifestyles, technological advances, and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and shortening delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments via our proprietary REV Drive Business System and in areas including: procurement, engineering and product development and lean manufacturing. We believe our manufacturing and service network, consisting of 19 primary manufacturing facilities, 4 Regional Technical Centers (“RTCs”) and 3 aftermarket parts warehouses, provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to geographically diverse labor pools, delivery costs and lead times, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, technology application, integration, and assembly activities, which require relatively low levels of maintenance capital expenditures. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our ability to grow through acquisitions. We believe we have the opportunity to grow and enhance the earnings profile of acquired businesses by expanding access to sales distribution channels, consolidating acquired businesses into our existing operations, and by introducing the REV Drive Business System and scale into the newly acquired businesses to drive profitable growth.

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

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. We continue to focus on initiatives to accelerate growth and improve our profitability. These initiatives include: reviewing our product portfolio, improving brand management, developing new products, strengthening distribution, leveraging a centralized enterprise-wide procurement strategy, growing adjacent and aftermarket products, improving production processes within our facilities, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

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

Our Fire & Emergency (“F&E”) segment sells (i) fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara and Spartan Emergency Response (“Spartan ER”) which consists of Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower brands, and (ii) ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), aerial trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescues, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy, more than one REV Fire & Emergency product line.

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

• Provides a platform from which tasks such as ventilation or overhaul can be executed

ARFF

• Transports firefighters to the scene of an airport emergency

• Highly specified (by the Federal Aviation Administration, “F.A.A.”) fire engine designed for use at global airfields where F.A.A. regulated commercial planes land to assist with potential aircraft accidents

• Has the ability to move on rough terrain outside the runway and airport area and provides large water capacity and a foam tank

• Able to deliver a fire suppression chemical foam stream to the scene, which “flattens” the fire faster

• Capability to reach an airplane quickly and rapidly extinguish large fires involving jet fuel

Rescue

• Transports first responders to the scene of an emergency

• Used in a wide array of applications from technical rescue/multi-vehicle accidents, confined space/high-angle rescue, area illumination, extrication, wet rescue (with water and pump), Haz-Mat and urban search and rescue, as well as many other disciplines

• Maximum storage space and equipment capabilities in a heavy-duty platform with large transverse storage solutions for extra gear

Cab & Chassis

• Custom manufacture of emergency response cabs and chassis which are sold to other custom fire apparatus OEM’s and tailored to customer specifications based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized

• Built to keep crews comfortable and safe with high rooflines, flat floors, advanced climate control systems, and advanced safety systems

• Ergonomic and spacious cab with improved visibility, in-cab communications, storage and comfort

Ambulance Type I

• Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

• Patient compartment structural aluminum “box” mounted on a heavy truck chassis and used for advanced life support and rescue work, patient care and transport

• Provides out-of-hospital medical care to the patient at the scene or while in transit

Ambulance Type II

• Transports paramedics and other emergency support technicians to the scene of an emergency

• Van-based ambulance with relatively fewer ambulance modifications and containing relatively less medical equipment than Type I or Type III ambulances

• Used for basic life support and to care for and transfer patients that require no, or only basic, life support services to a hospital or between places of medical treatment

Ambulance Type III

• Transports paramedics and other emergency support technicians as well as a “mobile hospital” to the scene of an emergency

• Patient compartment structural aluminum “box” mounted on a cut-away van chassis and has the same use and application as a Type I ambulance

Our Commercial segment sells small Type A school buses, transit buses, terminal trucks and sweepers. We serve municipal segments through the Collins Bus, Magellan and Eldorado National (California) (“ENC”) brands. We serve the terminal truck market through the Capacity brand and the sweeper market through the LayMor brand. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports). Within each market, we produce many customized configurations to address the diverse needs of our customers.

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

Our Recreation segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Discovery LXE, Renegade Verona, Renegade XL, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, RV, and broader industrial markets.

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

• Class C and Super-C motorized RVs make use of a standard van or commercial truck chassis as the driving portion of the RV, allowing better access to the cab portion from the outside, since there are entry doors on both sides

• The house (or camper) portion of the RV extends over the cab area which commonly has a sleeping compartment or other uses such as storage or entertainment

• Fewer amenities and living space compared to Class A motorized RVs while meeting requirements for comfortable living

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

• Class B motorized RVs can range from 16 to 22 feet, and are typically built on an automotive van chassis or panel-truck shell

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

• Class B includes motorized RVs and luxury vans which have a broad appeal due to their versatility and ease of driving. Motorized RVs are typically used for shorter overnight trips, older couples no longer wanting to drive a large coach, families involved in sports, and tailgating. Luxury vans are typically used for business purposes, university and professional sports team transportation, limousine services and even larger families in need of space for a primary driving vehicle

Travel Trailers and Truck Campers

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

• Lance Camper makes one of the most popular truck campers in America

• Truck campers are portable units easily loaded onto the bed of a pickup truck

• Truck campers range in size from 6’- 12’ with floorplan arrangements that sleep 3-6 people

• Livable areas are maximized, most floorplans offer full kitchens, bathrooms, living areas and storage space

Our Markets

We operate primarily in the United States in the fire and emergency, commercial and recreation markets, which represented 95% of our overall net sales for fiscal year 2023. For fiscal year 2023, our net sales to international markets (including Canada) amounted to approximately $120 million, representing approximately 5% of our overall net sales for fiscal year 2023. We sell internationally through dealers and agents to end markets that utilize U.S.-style chassis and product configurations.

Fire and Emergency Markets

Fire and emergency products are primarily used by municipalities and private contractors to provide essential services such as fire suppression, emergency/rescue response, disaster relief, aircraft rescue and firefighting and patient transport. Nearly all fire apparatus and ambulances are customized in some form; however, they share many common production and component attributes, such as similar manufacturing and engineering processes, raw materials (aluminum, lights, wire harnesses, paint and coatings). Demand is driven primarily by the replacement of in-service fleets, as well as by factors such as a growing aged population and a growing overall population with longer life expectancy (driving increased patient transportation and emergency response needs), new real estate developments, urbanization and taller buildings (requiring more aerial vehicles), international airport growth (requiring Federal Aviation Administration-specified ARFF vehicles), rising municipal funding levels, and the increasing use of emergency vehicles for non-critical care transport. Local tax revenues are an important source of funding for fire and emergency response departments in addition to Federal grant money and other state and locally raised funding.

Additionally, we provide remounting services to our ambulance dealers and customers, where we remount ambulance bodies onto new chassis, thereby extending the life of the body. We conduct these services in two locations, Grove City, Ohio and Jefferson, North Carolina.

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

Recreation Markets

The RV industry includes various types and configurations of both motorized and towable RVs, of which we currently manufacture and sell Class A, Class B, Class C and Class Super-C motorized RVs, travel trailers & truck campers. Motorized RVs are self-contained units built on motor vehicle chassis with their own lighting, plumbing, heating, cooking, refrigeration, sewage holding and water storage facilities. Class A RVs are generally constructed on purpose-built chassis for recreation travel complete with engine and drivetrain components. We then build the vehicle body, and design, fabricate and install the living area and driver’s compartment of these motorized RVs. Class B RVs are built on a consumer van chassis with the entire living area contained within the van frame. Class C RVs are built on standard van chassis which include an engine, drivetrain and a finished cab section. In Class Cs we design, fabricate, and install the living area to connect to the driver’s compartment and the cab section. Super Class C RVs are heavy duty Class C motorhomes built on a commercial truck chassis that can be used in conjunction with other outdoor or sporting activities because of a larger towing capacity. We also design and manufacture a portfolio of towable travel trailers and truck campers. These trailers and campers are comprised of a self-contained living area with their own heating, lighting, plumbing, cooking, refrigeration, sleeping and bathroom facilities but excluding a motor vehicle chassis. These products require the RV owner to utilize a motor vehicle to pull or carry them between destinations.

RVs are a consumer leisure purchase and therefore factors that drive demand include: consumer wealth (including the value of primary housing residences and the stock market level), consumer confidence, cost and availability of financing and levels of disposable income. We believe end customers tend to be brand-loyal and repeat buyers who make decisions based on brand, quality, product configuration (primarily floorplan design, features and product styling), service availability and experience and price. Lifestyle trends are expected to support the growth of the RV market. We believe RVs are becoming more popular through increased interest in nature-based tourism and a growing preference for adventure travel among the growing urban populations. According to the Recreation Vehicle Industry Association, or RVIA, RV sales will continue to benefit from members of the millennial and Gen-X cohorts increasingly embracing the outdoor living style. In any given year, the macro demand drivers of an aging population and popularity of travel will be impacted by the shorter-term cyclical demand swings for RVs that are caused by changes in consumer sentiment due to factors that include consumer wealth, confidence and the cost and availability of financing.

Customers and End Markets

Our end markets include the municipal market (vehicles for essential services such as emergency response, firefighting, patient transportation and student transportation), the consumer market (vehicles for transportation and leisure needs), the industrial/commercial markets (vehicles for transportation, construction projects and global port and intermodal transportation applications), and the private contractor market (privately owned fleets that provide transportation services).

Our top 10 customers combined accounted for approximately 19% of our net sales for fiscal year 2023, with no customer representing more than 4% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we benefit from many long-term customer relationships.

Approximately 37% of our net sales in fiscal year 2023 were made directly or indirectly to governmental bodies, including municipalities, such as fire departments, school districts, hospitals and the U.S. federal government. In fiscal year 2023, our approximate direct or indirect net sales by end market was as follows: 37% government, 32% consumer, 28% industrial/commercial, and 3% private contractor.

For fiscal years 2023 and 2022, approximately 99% of our net sales were to customers located in the United States and Canada.

Growth in our end markets are driven by various macro-economic and demographic factors including:

•
Population demographics—Overall population growth and the aging population creates greater needs for essential services such as emergency care, healthcare services, transportation and interest in retirement activities including travel and leisure.
•
Increasing state and local government investment— Higher home values and new housing starts create an increasing tax base and greater demand for essential services provided by governmental agencies.
•
Replacement demand for emergency vehicles— Increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits.

•
Increasing popularity for outdoor lifestyles—There has been a growth of interest in outdoor recreational activities, with RVs providing access to vast and diverse areas. The RV lifestyle and demand for our vehicles is supported by the continued growth in the consumer base which includes increased industry penetration of Millennials, as well as Generation X, the fastest growing RV owner group as estimated by RVIA.

Our Strengths

We believe we have the following competitive strengths:

A Market Leader Across All Segments with a Large Installed Base— We believe we are a market leader in each of the fire and emergency, commercial and recreation vehicle markets. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States. We also believe our Commercial segment is the #1 producer of Type A school buses in the United States and a leading producer of terminal trucks and sweepers. Within our Recreation segment, we are one of the top producers of Class A diesel and gas motorized RVs. We are also a leader in high-end Class B and Super C RVs under the Midwest Automotive Designs and Renegade RV brands, respectively. We also believe we have one of the highest quality travel trailer and truck camper product lines under the Lance brand name.

We estimate that the replacement value of our installed base of approximately 205,000 vehicles across our segments is approximately $44.2 billion, which we believe is a significant competitive advantage for both replacement unit sales and aftermarket parts, as brand familiarity drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleets of ambulances and fire apparatus standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

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

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for products specifically within our F&E and RV segments, as older demographics are a key demand driver for products such as emergency vehicles and RVs. In the municipal Fire & Emergency segment, increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. Our Commercial segment is poised to grow as a result of government subsidies for alternative fuel source transportation and increasing urbanization within the United States which is expected to drive greater demand for commercial buses. We believe demand for our school buses and our fire and emergency vehicles will grow with increasing state and local government spending. We also believe our RV segment is poised for long-term industry growth driven by increased interest in camping among older and younger generations. Additionally, we believe the current U.S. camper base of 48 million households represents an opportunity to expand the RV customer base. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in the United States, similar positive market dynamics exist in other parts of the world, providing an opportunity for future global growth in each of our segments. Only approximately 5% of our net sales in fiscal year 2023 were from sales to customers outside the United States.

Unique Scale and Business Model— As the only manufacturer of specialty vehicles across all three of our product segments and one of the largest participants in our markets by net sales, we enjoy a unique position relative to many of our competitors that we believe provides a competitive advantage and an enhanced growth profile. Many of our products contain similar purchased components, such as chassis, engines, lighting, wiring and other commodities which increases our leverage with and relevance to key suppliers as compared to many of our competitors. The operational processes across our different products are based on common elements, such as chassis preparation and production, body fabrication, product assembly and painting which allow us to develop best practices across our manufacturing system and implement those processes to drive operational efficiency. Our platform also allows us to leverage the combined engineering resources and product development resources from our broad network to bring new products, features and customer specific customization to market faster. Our business model makes us more desirable to our distribution channel partners as we provide them with a full line of products to address our mutual customers’ needs across a wider variety of price and product feature elements which gives dealers the opportunity to sell to a larger customer base and grow their sales and earnings.

Business Model Produces Attractive Financial Characteristics—Our core production processes are design, engineering, component integration and assembly in nature, creating a business model that includes a variable cost structure, low required levels of maintenance capital expenditures as a percentage of net sales, structural ability to drive attractive levels of return on invested capital and strong revenue visibility in certain product categories with longer backlogs. Based on our long-term historical results of operations, we estimate that across all three of our segments, approximately 81% of our cost of goods sold is comprised of direct materials (including chassis) and direct labor, which are typically variable in nature. Because these costs are associated with the specific production of our vehicles in each period, they are typically adjusted within a given period based on production levels in that period. Our remaining cost of goods sold is comprised of certain indirect labor and overhead costs which are fixed or semi-variable in nature because these costs are not linked to specific vehicle volumes in a given period. The time required to adjust these levels of spending is longer and management decisions regarding these costs are typically made based on longer term trends and forecasts. In addition, our selling, general and administrative expenses are primarily comprised of salaried payroll expenses which we structure around the level of demand in our markets and based on each business’ sales distribution characteristics. Finally, certain of our businesses carry a relatively long-duration backlog which enables strong visibility into future net sales which generally range from six to twenty-four months depending on the product and market. Where this backlog visibility exists, we are able to more effectively plan and predict our sales and production activity.

Experienced Consolidator with Proven Ability to Integrate Acquisitions— We have completed acquisitions across our Fire & Emergency, Commercial and Recreation segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, extensive distribution networks, access to low cost capital and reputation as an active and effective strategic acquirer, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers, within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

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

Pursue Value Enhancing Acquisitions— We seek to pursue acquisitions which enhance our existing market positions, facilitate our entry to new product categories and/or markets and achieve our targeted financial returns. Given our leadership positions within our markets and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to identify, execute and integrate acquisitions while realizing synergies. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our strategies and provide strong synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach, and simultaneously produce attractive financial returns.

Our Equity Sponsor

The Company’s largest equity holders are (i) American Industrial Partners Capital Fund IV, LP, (ii) American Industrial Partners Capital Fund IV (Parallel), LP and (iii) AIP/CHC Holdings, LLC, which the Company collectively refers to as “AIP” or “Sponsor” and which indirectly own approximately 46.3% of REV Group’s voting shares as of October 31, 2023. American Industrial Partners is an operations and engineering-focused private equity firm headquartered in New York, New York.

Distribution

We distribute either through our direct sales force or our well-established dealer network, consisting of approximately 530 dealers, some of which have multiple locations. Substantially all of our dealers are independently owned. Whether we sell directly to the customer or through a dealer depends largely on the product line, the customer base and applicable regulations. We provide our direct sales force representatives and dealers with training on the operation and specifications of our products. We strive to keep our direct sales force representatives and dealers up to date on our product offerings and new features as well as market trends. We believe our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, which we believe enables us to develop expertise valued by our customers.

As one of the leaders in each of our main markets, we believe our distribution network consists of many of the leading dealers within each segment. We believe our extensive dealer network has the ability to meet the needs of end customers with high to low value-added products, such as vehicles, equipment, components and parts and services, at a variety of price points and order sizes. As a result, most of our dealers have sold our products for over a decade and are serving a well-established installed base of end customers, creating cost advantages and strong positions due to customer loyalty. We also periodically assist our dealers in composing bid packages for larger opportunities that involve our product lines. We continue to grow and enhance our distribution network into underserved areas. In addition, we evaluate export opportunities from time to time in select international markets through our direct sales force and our established international dealerships and agents.

Fire & Emergency Segment

Our fire apparatus business partners with a combination of independent dealer networks and a direct sales force to sell our products. Our North American dealer network is comprised of 86 dealers in the United States and Canada. Globally, there are 30 international dealers. Additionally, we sell the Spartan cab chassis to approximately 36 OEM manufacturers. Dealers hold a strong position in their assigned territories, providing us with a significant competitive advantage. Brands in the fire segment participate in the Government Services Agency (“GSA”) Schedules Program and Defense Logistics Agency (“DLA”) troop support.

We continue to expand our distribution network into new markets. We believe there are significant opportunities to grow our dealer footprint to serve these markets. Our new product and expanding dealer network in this area will continue to capture additional market share going forward.

We sell our ambulances through internal direct sales personnel as well as a select group of independent dealers in the United States. Our direct sales force is responsible for sales to key accounts that operate in multiple states or require a direct OEM relationship to service their business. Approximately 50 independent dealers provide full coverage of the U.S. domestic market and provide both sales and service to our customers. We believe our dealers hold strong positions in their assigned territories, providing us with a significant competitive advantage. In addition, we participate in GSA Schedules Program and we export to most of the international markets that participate in this program. These include countries in the Middle East, Latin America and the Caribbean basin.

Commercial Segment

We utilize dealer distribution in markets where a local, experienced dealer is available to sell and service our vehicles. Selling through a dealer can be more cost effective than utilizing direct sales personnel in some cases. As a result, we continually evaluate potential dealer relationships to determine if the addition of a dealer in a given region would be advantageous to net sales and our market share. In addition to our dealer network, we also sell directly to national accounts, such as transit agencies, school transportation contractors and rental car companies.

The Capacity brand utilizes a combination of a direct sales force, international agents and dealers to market its products worldwide. Capacity also utilizes an extensive network of dealers in the United States and Canada.

The LayMor brand is principally marketed in both commercial and rental markets through manufacturer’s representatives and distributors who are supported by our internal sales efforts with key customers, such as national equipment rental companies and government agencies. Our direct sales personnel work directly with national customers to ensure that LayMor equipment meets customers’ specifications and is qualified for sale throughout their national network.

Recreation Segment

We sell our RV products through a national independent dealer network with internal sales personnel responsible for direct distribution engagement with these dealers. RV purchases are sensitive to wholesale and retail financing, consumer confidence and disposable income, making them discretionary products. The largest RV buying group is people between the ages of 35 and 55, with an average age of all RV owners of 42, according to the RVIA, which includes increased market penetration from Generation X, the fastest growing RV owner group as estimated by RVIA. Additionally, many buyers of RVs are brand loyal, repeat purchasers who make decisions based on brand, product configuration (primarily floor plan design, features and product styling), service and price. For many of these buyers, a motor home purchase is the second biggest purchase in their lifetime; therefore, the shopping timeline is longer than other consumer purchases. The buying process normally starts with online searches, followed by show visits and eventually a dealership visit for the purchase.

Manufacturing and Service Capabilities

We currently operate 19 manufacturing facilities, 4 RTCs and 3 aftermarket parts warehouses across the United States with approximately 5.1 million square feet of manufacturing and service space. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

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

Our RTC footprint is strategically placed throughout the United States and our locations are staffed with technicians and customer service representatives to support our approximately 205,000 installed base of vehicles. Our RTCs complement our dealer network to provide our end users with the parts and service that they need to keep their fleets operating and to meet the demands of their customers. The services that we provide at our RTC locations include normal maintenance and service activities, damage repair and rebuilding services. Rebuilding services include manufacturer certified repair and apparatus remounting processes that can extend the life of a vehicle and reduce the total cost of ownership for our end users.

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

The Company has focused on accelerating the adoption of alternative energy by creating cost-effective, innovative solutions for the markets we serve. In the Fire & Emergency segment, the Company has developed an electric fire apparatus and type II ambulance. In the Commercial segment, the Company, along with third-party vendors, has developed an electric Type A Bus, a variety of alternative fuel transit buses, and an electric and hydrogen fuel cell terminal truck.

R&D costs are included as part of Selling, general, and administrative expenses and expensed as incurred. R&D costs totaled $4.7 million, $4.2 million and $4.4 million for fiscal years 2023, 2022 and 2021, respectively.

Suppliers and Materials

In fiscal year 2023, we purchased $1.67 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing approximately 28% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, Mercedes, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

We also purchase and utilize other materials in our production processes including: steel and aluminum in our apparatus and passenger compartment manufacturing, engines and drivetrain (transmissions, axles) components for our manufactured chassis in the transit bus, RV, fire apparatus and terminal truck businesses, lighting packages for our emergency and school bus products and HVAC systems and parts, seats and seatbelts, doors, lifts, electrical switches and components, hydraulic components and miscellaneous hardware. We also purchase materials that contain or are composed of certain raw or base materials such as paint, fiberglass parts and chassis body components, wood and wood parts, brass and certain petroleum-based resins such as plastic.

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

We strive to maintain strong and collaborative relationships with our suppliers and believe that the sources for these production process inputs are well-established, generally available on world markets and are in sufficient quantity (other than wire harnesses), such that we would expect to avoid material disruptions to our businesses if we encountered an interruption from one of our key suppliers.

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

We own a portfolio of intellectual property, including approximately 54 patents, 7 pending patent applications, confidential technical information and technological expertise in manufacturing specialty vehicles. We also own approximately 187 registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Spartan, Smeal, Ladder Tower Company, Wheeled Coach, AEV, Horton, Leader, Collins, Magellan, ENC, Capacity, LayMor, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade, Midwest and Lance.

While we consider our patents, trademarks and other intellectual property to be valued assets, we do not believe that our competitive position is dependent primarily on our patents or trademarks or that our operations are dependent upon any single patent or group of related patents to manufacture our products. We nevertheless face intellectual property-related risks. For more information on these risks, see “Item 1A. Risk Factors—Risks Relating to Our Business—Intellectual property risks or failure to maintain the strength and value of our brands may adversely affect our business and may dilute our competitive advantage.”

Environmental, Health and Safety Laws and Regulations

Our ongoing global operations are subject to a wide range of federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations relate to water discharges, air emissions, the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, the health and safety of our employees and the fuel economy and emissions of the vehicles we manufacture. Certain of our operations require environmental, health and safety permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. Compliance with these laws, regulations, permits and approvals is a significant factor in our business. We have expended resources, both financial and managerial, to comply with environmental laws and worker safety laws and maintain procedures designed to foster and ensure compliance, and we are committed to protecting our employees and the environment. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. However, our failure to comply with applicable environmental, health and safety laws and regulations or permit or approval requirements could result in substantial liabilities or civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, as well as business disruptions, which could have a material adverse effect on our business, financial condition and operating results.

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

Competition

The markets in which we participate are highly competitive. We compete with both divisions of large, diversified companies as well as private and public companies. Several of our competitors may have more financial resources than us, but we have also been increasing the scope and scale of the products we produce and the markets we serve. We believe that through this growth we are developing a relatively scaled business across all three of our segments, which creates a competitive advantage against a large number of our competitors and makes us more relevant compared to our larger competitors. We believe that we have been able to effectively compete on the basis of product quality and reliability, total cost of ownership, breadth of product offerings, manufacturing capability and flexibility, client-specific customization, price, technical capability, product innovation, customer service and delivery times. The combination of our products, aftermarket support and large installed base of vehicles provides us with a competitive advantage across our end markets.

In the Fire & Emergency segment, our competition includes Pierce Manufacturing (Oshkosh Corp.), Rosenbauer International, Demers Braun Crestline, FWD Seagrave and Life Line Emergency Vehicles, among others. In the Commercial segment, our competition includes, New Flyer Industries, Inc., Thomas Bus (Daimler), Blue Bird Corporation, Gillig, IIC Bus (TRATON), TICO, and Kalmar (Cargotec), among others. In the Recreation segment, our competition includes Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, among others.

Employees

As of October 31, 2023, we had 6,724 employees, temporary workers and contractors. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Human Capital Management

Oversight & Management

We believe our success depends on the strength of our workforce. We employ 6,543 employees, excluding temporary workers and contractors, approximately 75% of whom work in production roles. REV’s leadership team and Chief Human Resources Officer (“CHRO”) are responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. The CHRO and the Chief Executive Officer (“CEO”) regularly update our board of directors on the operation and status of these human capital activities. Key areas of focus include:

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
•
Commitment to Diversity and Inclusion – Women make up approximately 21% of our workforce. People who have chosen to identify as ethnic/racial minorities make up approximately 37% of our workforce. We are improving diversity, equity, and inclusion (“DEI”) by living our core values, including supporting and building diversity in our teams, respecting alternative perspectives and being accountable to each other to fulfill our goals. Our companywide Code of Conduct supports this objective and in 2023 we trained all employees on Anti-Harassment/Anti-Discrimination and supervisors on Appreciating Differences as part of their leadership skills training. We expect our newly created companywide intranet to become a mechanism for growing diversity awareness in our workforce as well.
•
Health and Safety – Our Health and Safety Management System is a consistent and standard approach to impact the work environment and culture at each REV business unit. The system is guided by an executive committee that provides focus and priority to compliance and industry best practices that protect our employees while performing work within our operations. Each business unit is responsible for evaluating their unique operations and applying defined controls to engage employees and manage injury risk. We use leading and lagging metrics to monitor our performance and effectiveness across our operations and individual business units.

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

Item 1A. Risk Factors.

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of shares of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including ones not presently known to us or that we currently believe to be immaterial, may also adversely affect our business.

Risks Relating to Our Business

Our business is affected by economic factors and adverse developments in economic conditions which could have a negative effect on the demand for our products and the results of our operations.

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate could result in reduced demand in key end markets. RV purchases are generally viewed as discretionary in nature and are therefore sensitive to wholesale and retail financing, consumer confidence, unemployment levels, disposable income and changing levels of consumer home equity. For example, the 2008 recession caused consumers to reduce their discretionary spending, which negatively affected our sales volumes for RVs. Terminal truck sales volumes are also impacted by economic conditions, global trade, changes in supply chain management and industrial output, as these factors impact our end-market customers for these products, which include shipping ports, trucking/distribution hubs and rail terminal operators. RV and terminal truck sales are affected by U.S. and global general economic conditions, which create risks that future economic downturns will reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Recreation segment and our terminal truck business, our Fire & Emergency segment and the remainder of our Commercial segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and emergency response departments. For example, reduced municipal tax revenues resulting from the 2008 recession may have led to a decline in these markets. As fire and emergency apparatus and school and transit buses are typically a larger cost item for municipalities and, because their service life is very long, their purchase is more deferrable. This can result in cyclicality in certain of our end markets, which in turn may result in fluctuations in our sales and results of operations.

A decrease in employment levels, consumer confidence or the cost or availability of financing, or other adverse economic events, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Increased economic and political instability, including the Russia-Ukraine and Hamas-Israel conflicts, may adversely affect our business, financial condition, and results of operations.

In late February 2022, Russia launched a military attack on Ukraine. In response, many countries have imposed sanctions against Russian businesses and citizens. The U.S. government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyber attacks (including increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam, and fake accounts, or other illegal activity conducted generally by bad actors seeking to take advantage of us, our partners or end-customers) against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our product offerings and/or service offerings for our products, as well as the confidentiality, availability and integrity of our data.

Separately, in early October 2023, Hamas, a militant group in control of Gaza, and Israel began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon, Syria, and Iran. The Hamas-Israel military conflict is ongoing, and its length and outcome are highly unpredictable.

These conflicts have resulted in significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of these conflicts, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets.

Although we do not have operations outside the United States, we may experience indirect impacts to our operations, such as supply chain disruptions, due to our relationships with suppliers in these countries, as well as potential inflation in the cost of energy, raw materials or other supplies. The potentially destabilizing effects of the global conflicts or the potential for a larger conflict could have other adverse effects on our business.

A disruption, termination or alteration of the supply of vehicle chassis or other critical components from third-party suppliers could materially adversely affect the sales of our products.

Our sales and our manufacturing processes depend on the supply of manufactured vehicle chassis and other critical components such as engines, transmissions, wire harnesses and axles from major auto manufacturers and other OEMs, including Allison Transmission, Cummins, Daimler Truck North America, Ford, General Motors, Meritor, Mercedes-Benz, and Navistar among others. For the standardized, mass-produced chassis models, we convert the chassis for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. We are therefore reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales. If these manufacturers experience production delays, we may receive a lower allocation of chassis than anticipated, or if the quality or design of their chassis changes, or if these manufacturers implement recalls, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. At various times, we may carry increased inventory to protect against these concerns, which may negatively impact our results of operations.

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

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. For example, during the electronic chip shortages in 2022, many vehicle manufacturers, including Ford and General Motors, idled factories and reduced their output of vehicle chassis. During 2018 and 2019, many of our suppliers encountered production issues and delivery delays due to factors which included a vendor factory fire, new plant location inefficiencies, unplanned work stoppages and indirect impacts from the implementation of tariffs. A recurrence of any of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. For example, in September 2023, the United Auto Workers Union (“UAW”) announced targeted strikes impacting certain auto manufacturers from which we purchase chassis. While the UAW and certain auto manufacturers have since ratified a new agreement and the targeted strikes have not caused a disruption to our business to date, a similar or more prolonged labor dispute could have an adverse impact on our ability to procure the components necessary to produce and maintain sales volumes. Our business, operating results and financial condition could suffer if our suppliers reduce output or make changes to chassis models that are unpopular with our customers or are incompatible with our current product designs or production process.

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

We may also face competition from companies developing zero-emissions specialty vehicles or other technologies to minimize emissions. Competition from these companies could make our specialty vehicles less desirable in the market-place.

As a result of the foregoing factors, we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition and operating results.

Increases in the price of commodities could impact the cost or price of our products, which could impact our ability to sustain and grow earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control, including continuing inflation. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, steel, plastics and other resins, brass and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, tariffs enacted or proposed by the U.S. government, or retaliatory tariffs, could further increase the price of components imported from international suppliers, and lift prices of certain commodities generally regardless of origin. Although we at times purchase steel, aluminum and other raw materials up to twenty-four months in advance in order to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs, including the impacts of inflation. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business.

We rely extensively on information technology systems in order to conduct business, including some that are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. Due to our reliance on our information systems, we have established various levels of security as well as backup and disaster recovery procedures. However, these backup and disaster recovery procedures may not function as intended. Additionally, these information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results.

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

Further, our systems and networks, as well as those of our dealers, customers, suppliers, service providers, and banks, may become the target of advanced cyber-attacks or information security breaches which will pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of data of our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our suppliers' and customers' systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with customers and consumers and diminish the strength and reputation of our brands or require us to pay monetary penalties.

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

We rely to a significant extent on our independent dealer networks to sell our products to end customers. We estimate that we distribute approximately 78% of our products through a system of independent, authorized dealers, many of whom also sell products from competing manufacturers. Our business is therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.

Our dealer agreements are typically for a multi-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. We can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2023, but there may continue to be consolidation and changes in the dealership landscape over time. If we are unable to renew a contract with one or more of our significant dealers or re-negotiate an agreement under advantageous terms, our sales and results of operations could be adversely affected.

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

In addition, early in fiscal year 2016 we began assisting dealers and retail customers with arranging their financing with third parties for purchases of our products. Although we currently assume contingent obligations associated with these finance arrangements and receive only a minimal arrangement fee, we could be materially adversely affected in the future if third-party financiers were unable to provide this financing to our customers and our dealers were unable to obtain alternate financing, at least until our customers were able to find a replacement financing source. Third-party financiers face a number of business, economic and financial risks that could impair their access to capital and negatively affect their ability to provide financing solutions for our dealers and customers. Because third-party financiers serve as an important source of financing options for dealers and customers, an impairment of their ability to provide such financial services could negatively affect our future sales and therefore our profitability and financial condition.

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

Increases in the cost of labor, union organizing activity and work stoppages at our facilities could have a negative affect on our business.

We cannot be assured that our relations with our workforce will remain positive. From time to time, union organizers actively work to organize employees at some of our facilities. If union representation is implemented at such sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules, we could experience a significant disruption of our operations and incur higher ongoing labor costs. Further, if a location does experience organizing activity, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to address such activity.

We may discover defects in our vehicles, potentially resulting in delaying new model launches, recall campaigns, increased warranty costs, liability or other costs.

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with relevant safety standards. Should we or government safety regulators determine that a safety or other defect or noncompliance exists with respect to certain of our vehicles, there could be a delay in the launch of a new model, recalls of existing models or a significant increase in warranty claims, the costs of which could be substantial. Any actual or perceived defect or other quality issue in our products could be costly to address, and could also lead to potential liability or reputational damage. Additionally, the vehicles we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a vehicle or a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These potential warranty and repair and replacement costs are generally not covered by our insurance. We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty obligations. We base our estimate for warranty reserves on our historical experience and other related assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected.

In addition, we may not be able to enforce warranties and extended warranties received or purchased from our suppliers if such suppliers refuse to honor such warranties or go out of business. Also, a customer may choose to pursue remedies directly under its contract with us over enforcing such supplier warranties. In such a case, we may not be able to recover our losses from the supplier.

Cancellations, reductions or delays in customer orders, customer breaches of purchase agreements, reduction in expected backlog, reductions in profitability of backlog due to fluctuations in product costs, or our inability to meet customer delivery schedules may adversely affect our results of operations.

We typically have backlog due to the nature of our production and sales process, and our financial results are affected if any backlog order is deferred or canceled. Backlog represents the amount of sales that we expect to derive from signed contracts, including purchase orders and oral contracts that have been subsequently memorialized in writing. When a binding sale contract has been signed with a customer, the purchase price of the vehicle is included in backlog until it is completed, shipped and the revenue is recognized. When we sign a contract giving a potential purchaser an option to purchase a vehicle which only becomes binding on a non-refundable payment or a subsequent firm purchase order, we do not include the purchase price of the vehicle in backlog until the non-refundable payment has been made or the subsequent purchase order is formalized and the contract is a binding purchase contract. A customer may default on a purchase contract that has become binding, and we may not be able to convert sales contract backlog into sales. As a result, our estimates of backlog for some of our contracts could be affected by variables beyond our control and may not be entirely realized, if at all. In addition, given the nature of our customers and our markets, there is a risk that some amount of our backlog may not be fully realized in the future. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

From time to time, we enter into large, multi-year contracts with federal and local government bodies. Due to the size of the contracts, there are often stringent approval processes that must be completed before the contract is finalized. As a result, until these contracts are finalized, there can be no assurance regarding the timing of our commencing work on any such contract, or the ultimate revenue that we may recognize under any such contract. At any time, a portion of our backlog can include orders placed by federal, state and municipal government bodies. There is no certainty that these customers will have adequate tax revenues or will allocate available funds to the purchase of our vehicles in the future. In addition, future governmental tax revenues may be negatively impacted as a result of general economic conditions and therefore may result in lower future vehicle order rates than expected or experienced in prior periods resulting in lower backlogs.

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

Federal, state, and local government spending and priorities may change in a manner that materially and adversely affects our future sales and limits our growth prospects.

Our business depends upon continued federal, state, and local government expenditures on certain of our Commercial and Fire & Emergency products. These expenditures have not remained constant over time. Current government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies or priorities. A significant portion of our sales are subject to risks specific to doing business with the U.S. government and municipalities, including, but not limited to:

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

Recently, more attention is being directed towards publicly-traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to achieve stated goals, respond to regulatory requirements or meet investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, our RV products are powered by gasoline and diesel engines or are required to be towed or carried by gasoline or diesel-powered vehicles. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our results of operation and financial condition. Additionally, while we strive to create an inclusive culture and a diverse workforce, management team and board of directors where everyone feels valued and respected, a failure, or perceived failure, to properly address inclusivity and diversity matters could result in reputational harm, reduced sales or an inability to attract and retain a talented workforce. Organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings and related reporting requirements may lead to negative investor sentiment which could have a negative impact on our stock price.

Some of the markets in which we compete are cyclical, which results in fluctuations in sales and results of operations.

We have experienced, and expect to continue to experience, variability in sales, production and net income, including historically as a result of seasonality in our Recreation segment. Certain of our other products, such as school buses, have also historically been, and are expected to continue to be, seasonal. This seasonality has an impact on the comparability of our quarterly results. Moreover, weak macroeconomic conditions can adversely affect demand for certain of our products and lead to an overall aging of product fleets beyond a typical replacement cycle. During economic downturns that would result in lower demand of our vehicles, we may find it necessary to reduce production line rates and employee headcount. An economic downturn may reduce, and in the past has reduced, demand in all of our segments, resulting in lower sales volumes, lower prices and decreased operating profits or losses. Additionally, our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher sales during the third quarter and fourth quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by school districts ordering more school buses prior to the beginning of a school year, the consumer buying habits for RVs, municipal spending and budget cycles, the impact of travel and construction in the summer months, as well as how certain seasonal months aggregate into our fiscal quarters which are different than calendar quarters. For example, our first fiscal quarter has less working days to complete and ship units due to the number of holidays and related vacation taken by employees. Dealer demand and buying patterns may also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. Consequently, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

Intellectual property risks or failure to maintain the strength and value of our brands may adversely affect our business and may dilute our competitive advantage.

Our brands are integral to our business as well as to the implementation of our strategies for expanding our business, and we rely on proprietary intellectual property, including numerous registered trademarks, as well as licensed intellectual property for the manufacture and competitiveness of our products. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could cause significant damage to our brand name and reputation, interfere with our ability to effectively represent our Company to our customers, contractors, suppliers and/or licensees and increase litigation costs, which could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations. In addition, a claim or finding that we are infringing on the intellectual property of others could require changes to our products, negatively impact our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We cannot be certain that historical customer preferences for our products will remain unchanged. For example, most of our vehicles require gasoline or diesel fuel, which have historically experienced sharp price increases, that in turn increase demand for vehicles with better fuel economy. In addition, there is growing customer and regulatory preferences for alternative fuel vehicles. We believe that the introduction of new product features, designs and models will be critical to the future success of our operations as technological advancements are made and alternative fuels are developed. However, we may not be able to meet customer demands, including for alternative energy vehicles, or competitors may better meet those demands or be able to do so at a lower cost.

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

Acquisitions have been and are likely to continue to be a significant component of our growth strategy. From time to time, we seek to identify and complete acquisitions. Our historical acquisitions include KME in April 2016, Renegade in December 2016, Ferrara and Midwest in April 2017, Lance Camper in January 2018 and Spartan Emergency Response in February 2020. We may continue making strategic acquisitions in the future. Our previous or future acquisitions and the related strategies may not be successful or may not generate the financial benefits that we expected we would achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

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

Our business has meaningful working capital requirements. We had $150 million of long-term debt outstanding as of October 31, 2023. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. Further, in connection with dealers’ wholesale floor-plan vehicle financing programs, we enter into repurchase agreements with certain lending institutions, customary in the industries in which we operate, which may require us to repurchase previously sold vehicles. Although our exposure under these agreements is limited by the expected resale value of the inventory we may repurchase, we may receive less than anticipated on such resale and would collect payment on such resale later than originally expected. Additionally, we are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. Also, the Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety companies and has open standby letters of credit issued by the Company’s banks in favor of third parties. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized. See Note 17 to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional discussion of these contingent liabilities.

Our 2021 Asset-based Lending Facility (“2021 ABL Facility”) contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.

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

In addition, the restrictive covenants in our 2021 ABL Facility require us to maintain specified financial ratios and other business or financial conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2021 ABL Facility” and “Description of Certain Indebtedness.” Our ability to comply with these financial ratios or other covenants may be affected by events beyond our control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under our 2021 ABL Facility, or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our 2021 ABL Facility. If amounts outstanding under our 2021 ABL Facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we face an inherent risk of exposure to product liability claims if our products or their use results, or is alleged to result, in personal injury and/or property damage. If we manufacture, or are alleged to have manufactured, a defective product or if component failures result in damages, we may experience material product liability losses in the future. In addition, we may incur significant costs to defend product liability claims and reputational damage from such claims, even if we are ultimately successful in defending them. We are also subject to potential recalls of our products to cure manufacturing defects or in the event of a failure to comply with customers’ order specifications or applicable regulatory standards, and may have to conduct recalls of our products due to defects in components or parts manufactured by suppliers which we purchase and incorporate into our products. We may also be required to remedy or retrofit vehicles in the event that an order is not built to a customer’s specifications or where a design error has been made or other problems arise. The cost and impact to our reputation of significant retrofit and remediation events or product recalls could have a material adverse effect on our business and operating results.

We are also subject to federal, state and foreign consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” In addition, certain laws and regulations affect other areas of our operations, including, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export duties, tariffs, anti-corruption and anti-competitive conduct. Compliance with these laws and others may be onerous and costly, at times, and may vary from jurisdiction to jurisdiction which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. We have instituted various and comprehensive policies and procedures designed to ensure compliance. However, we cannot assure that employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures.

Lastly, while our non-U.S. operations are limited, we are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our activities in less developed countries with potentially more corrupt business environments create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act. We have implemented safeguards and policies to discourage these practices by our employees, dealers and agents. However, our existing safeguards and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. Violations of the FCPA, U.K. Bribery Act, other anti-corruption laws, export controls or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

Our operations and the industries in which we operate are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.

Our operations are subject to a variety of federal, state, local and foreign environmental and workers’ health and safety laws and regulations concerning, among other things, water and air discharges, noise pollution, solid and hazardous waste generation, management and disposal, remediation of releases of hazardous materials, employee health and safety, and engine fuel economy and emissions from the vehicles we manufacture. Environmental, health and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. We are required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. Our failure to comply with such laws, regulations, permits and approvals could result in a negative impact on our operations, subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could otherwise have a material adverse effect on our business, financial condition and operating results.

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

Product compliance laws and regulations impose a variety of environmental requirements, including emissions and performance standards, on the vehicles we manufacture. These laws and regulations govern vehicle fuel efficiency, emissions (including greenhouse gas emissions), noise and safety, and are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. For example, the EPA began to enforce limits on diesel exhaust emissions, initially restricted to nonroad diesel engines in 1996, and stationary diesel-engine generator sets in 2006. Implemented in a series of steps called Tier levels, these regulations, over time, have introduced successively more stringent limitations on nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and non-methane hydrocarbons (NMHC). The current “Tier 4” regulations promulgated under the Clean Air Act have imposed increasingly stringent motor vehicle emissions standards on our diesel exhaust emissions beginning with the 2011 model year. In addition, in August 2011, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) issued initial rules on GHG emissions and fuel economy for medium and heavy-duty vehicles and engines. The emissions standards established required minimum fuel economy and GHG emissions levels for both engines and vehicles beginning in model year 2014 primarily through the increased use of existing technology. In August 2016, the EPA and the NHTSA finalized a second phase of GHG emissions reductions to be implemented over time beginning in model year 2022 through model year 2027 (with standards for certain trailers beginning in model year 2018). More stringent emissions standards have been issued by California and certain other states as well.

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

We are subject to litigation in the ordinary course of business, and uninsured judgments, settlements or other costs, or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time-consuming and expensive to defend, could divert management’s attention and resources, could result in reputational damage to the company, could result in significant damages or other costs, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

For product liability claims arising in recent policy years, we have a self-insured retention (“SIR”). Amounts above this SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain this excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future SIR levels. In addition, it is possible that we may be found liable for punitive damages, which may not be covered by our insurance.

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

Changes in U.S. federal and state tax laws and rates could adversely affect our results of operations and cash flows. It is also possible that changes in overall profitability, changes in generally accepted accounting principles in the United States (“U.S. GAAP”), or changes in the valuation of deferred tax assets could adversely affect our future results of operations.

In addition, we regularly undergo tax audits in various jurisdictions in which we operate. Although we believe that our income tax provisions and accruals are reasonable and in accordance with U.S. GAAP, and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation, could be materially different from our historical income tax provisions and accruals. The results of a tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties and interest assessments.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to make an annual assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. As a public company, we must and do in fact undertake various actions, such as implementing internal controls and procedures and hiring accounting staff and internal auditors. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business.

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

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave us exposed to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law, regulatory sanctions and/or serious reputational harm or financial harm. We monitor our policies, procedures and controls; however, we cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our risk management program, but it is possible that our compensation policies could incentivize management and other employees to subject us to inappropriate risk or to engage in misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

Risks Relating to Our Largest Shareholder

AIP is party to the Shareholders Agreement (as defined below) and has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

As of October 31, 2023, AIP owned 27,562,505 shares of our common stock, which represents approximately 46.3% of our total outstanding shares of common stock. AIP is also party to an amended and restated shareholders agreement (the “Shareholders Agreement”) that, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. For a discussion of the Shareholders Agreement, see “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.”

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

RTCs & Aftermarket Parts Warehouses	Approximate Square Feet	Segment	Owned or Leased
Ocala, Florida	96,000	Fire & Emergency Aftermarket Parts Warehouse	Leased
Jefferson, North Carolina	92,000	Fire & Emergency Aftermarket Parts Warehouse	Owned
Decatur, Indiana	90,000	Recreation Aftermarket Parts Warehouse	Owned
Decatur, Indiana	85,000	Recreation	Owned
Coburg, Oregon	36,000	Recreation	Leased
Oakland Park, Florida	8,000	Fire & Emergency	Leased
Tallahassee, Florida	3,000	Fire & Emergency	Leased
Total	410,000

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Decatur, Indiana	745,000	Fleetwood RV, American Coach, Holiday Rambler	Owned
Ocala, Florida	488,000	E-ONE	Owned/Leased
Snyder, Nebraska	400,000	Smeal	Owned
Charlotte, Michigan	283,000	Spartan Emergency Response	Owned
Elkhart, Indiana	270,000	Fleetwood RV, Midwest Automotive Design	Owned/Leased
South Hutchinson, Kansas	262,000	Collins Bus	Owned
Decatur, Indiana	254,000	Goldshield	Owned
Grove City, Ohio	240,000	Horton Emergency Vehicles	Owned/Leased
Holden, Louisiana	232,000	Ferrara Fire Apparatus, KME	Owned
Riverside, California	227,000	ENC	Owned
Jefferson, North Carolina	225,000	American Emergency Vehicles	Owned
Winter Park, Florida	223,000	Wheeled Coach, Road Rescue	Owned
Bristol, Indiana	200,000	Renegade RV	Leased
Lancaster, California	169,000	Lance Camper, Avery Transportation	Leased
Longview, Texas	155,000	Capacity of Texas, LayMor	Owned
Ephrata, Pennsylvania	119,000	Ladder Tower	Leased
Brandon, South Dakota	96,000	Spartan Emergency Response	Owned/Leased
Hamburg, New York	87,000	E-ONE	Leased
South El Monte, California	34,000	Leader Emergency Vehicles	Leased
Total	4,709,000

Item 3. Legal Proceedings.

The Company is, from time to time, party to various legal proceedings arising out of the ordinary course of business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims, which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the business, financial condition or results of operations. Additionally, these claims are generally covered by third-party insurance, which for some insurance policies is subject to a retention for which the Company is responsible. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock began trading on the New York Stock Exchange on January 27, 2017, under the trading symbol “REVG.” Prior to this listing, no public market existed for our common stock.

As of December 7, 2023, there were approximately 94 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During fiscal year 2023, the Company paid cash dividends of $12.1 million. Our ability to pay dividends is dependent on our ABL loan and board of directors' approval. See “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between October 31, 2018 and October 31, 2023, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the Russell 2000, RV Peers, and Specialty Vehicles.

Total return of $100 invested on Oct 31, 2018
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Oct' 18
Oct' 19
Oct' 20
Oct' 21
Oct' 22
Oct' 23
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

Segments

Fire & Emergency – The Fire & Emergency (“F&E”) segment sells (i) fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”) Ferrara, and Spartan Emergency Response (“Spartan ER”) which consists of Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower, brands and (ii) ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands. We believe we are the largest manufacturer by unit volume of fire and emergency vehicles in the United States and have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), ladder trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks and rescue, aircraft rescue firefighting (“ARFF”), custom cabs & chassis and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy, more than one REV Fire & Emergency product line.

Commercial – Our Commercial segment sells small Type A school buses, transit buses, terminal trucks and sweepers. We serve municipal segments through the Collins Bus, Magellan and Eldorado National (California) (“ENC”) brands. We serve the terminal truck market through the Capacity brand and the sweeper market through the LayMor brand. Our products in the Commercial segment include transit buses (large municipal buses where we build our own chassis and body), Type A school buses (small school bus built on commercial chassis), sweepers (three- and four-wheel versions used in road construction activities), and terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports). Within each market, we produce many customized configurations to address the diverse needs of our customers.

Recreation – Our Recreation segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Discovery LXE, Renegade Verona, Renegade XL, among others. Our products in the Recreation segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreation segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, RV, and broader industrial markets.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, we are susceptible to supply chain disruptions resulting from the impact of tariffs and global macro-economic factors which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

RV purchases are discretionary in nature and therefore sensitive to the cost and availability of financing, consumer confidence, unemployment levels, levels of disposable income and changing levels of consumer home equity, among other factors. RV markets are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

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

A decrease in employment levels, consumer confidence or the cost or availability of financing, or other adverse economic events could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as school buses, RVs and sweepers are the lowest due to the colder weather and the relatively long time until the summer vacation season, and the fact that the school year is underway with municipalities and school bus contractors utilizing their existing fleets to transport student populations. Our first fiscal quarter also has less working days to complete and ship units due to the number of holidays and related vacation taken by employees. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, timing of government/municipal customer fiscal years, and the beginning of a new school year. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles and commercial bus fleets, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

Impact of Acquisitions

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. We also may dispose of certain components of our business that no longer fit within our overall strategy. Historically, a significant component of our growth has been through acquisitions of businesses. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials, purchases, improvements to production processes, and other restructuring initiatives. The benefits of these integration efforts and divestiture activities may not positively impact our financial results until subsequent periods, if at all.

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

Results of Operations

The following table compares results for fiscal years 2023, 2022 and 2021

	Fiscal Year Ended
(in millions except per share data)	October 31, 2023	October 31, 2022	October 31, 2021
Net sales	$2,638.0	$2,331.6	$2,380.8
Gross profit	316.1	247.5	291.0
Selling, general and administrative	224.0	194.2	193.4
Restructuring	—	9.4	2.5
Provision for income taxes	12.9	4.6	11.3
Net income	45.3	15.2	44.4

Net income per common share
Basic	$0.77	$0.25	$0.70
Diluted	$0.77	$0.25	$0.69
Dividends declared per common share	$0.20	$0.20	$0.10

Adjusted EBITDA	$156.6	$105.1	$141.5
Adjusted Net Income	$80.5	$49.1	$76.9

Net Sales	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Net sales	$2,638.0	13.1%	$2,331.6	-2.1%	$2,380.8

Net Sales: Consolidated net sales increased $306.4 million in fiscal year 2023 primarily due to an increase in net sales in the Fire and Emergency (“F&E”) and Commercial segments, partially offset by lower net sales in the Recreation segment. The increase within the F&E segment was due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization. The increase within the Commercial segment was primarily due to higher shipments of school buses, terminal trucks, and street sweepers, and price realization, partially offset by an unfavorable mix of municipal transit buses. The decrease within the Recreation segment was primarily due to lower unit shipments, an unfavorable mix of motorized units, and increased discounting, partially offset by price realization.

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

Gross Profit	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Gross profit	$316.1	27.7%	$247.5	-14.9%	$291.0
% of net sales	12.0%		10.6%		12.2%

Gross Profit: Consolidated gross profit increased $68.6 million in fiscal year 2023 compared to the prior year period. The increase in gross profit was primarily attributable to higher net sales and gross margin within the F&E and Commercial segments, partially offset by lower net sales and gross margin in the Recreation segment.

Consolidated gross profit decreased $43.5 million in fiscal year 2022 compared to the prior year period. The decrease in gross profit was primarily attributable to lower net sales within the F&E segment, inefficiencies related to supply chain disruptions, labor constraints, relocating production of KME branded fire apparatus to other F&E segment facilities within the F&E segment, and inflationary pressures, partially offset by price realization and a favorable mix in the Recreation segment.

Selling, General and Administrative	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Selling, general and administrative	$224.0	15.3%	$194.2	0.4%	$193.4

Selling, General and Administrative: Consolidated selling, general and administrative costs increased $29.8 million in fiscal year 2023 primarily due to higher incentive and share-based compensation, legal and settlement expense, and severance-related costs, partially offset by structural cost reductions.

Consolidated selling, general and administrative costs increased $1.0 million in fiscal year 2022 primarily due to an increase in travel, marketing-related costs, and legal matters, partially offset by lower management incentive compensation.

Restructuring	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Restructuring	$—	-100.0%	$9.4	276.0%	$2.5

Restructuring: Consolidated restructuring costs for the fiscal year 2022 and fiscal year 2021 were related to the transition of KME branded fire apparatus production to other REV fire group facilities within the F&E segment. Refer to Note 7, Restructuring and Other Related Charges, of the Notes to Consolidated Financial Statements.

Provision for Income Taxes	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Provision for income taxes	$12.9	180.4%	$4.6	-59.3%	$11.3

Provision for income taxes: Consolidated income tax provision was $12.9 million or 22.2% of pretax income for fiscal year 2023. The fiscal year 2023 tax provision was favorably impacted by incentives for U.S. research and was unfavorably impacted by additional unrecognized tax benefits recorded during the year.

Consolidated income tax provision was $4.6 million or 23.2% of pretax income for fiscal year 2022. The fiscal year 2022 tax provision was favorably impacted by incentives for U.S. research and stock-based compensation tax deductions and was unfavorably impacted by valuation allowances on certain state tax attributes.

Consolidated income tax provision was $11.3 million or 20.3% of pretax income for fiscal year 2021. The fiscal year 2021 tax provision was favorably impacted by tax benefits related to net operating loss carrybacks allowable under the CARES Act and incentives for U.S. research and was unfavorably impacted by the valuation allowances related to the loss on our China JV.

Net income	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Net income	$45.3	198.0%	$15.2	-65.8%	$44.4

Net income: Consolidated net income increased $30.1 million in fiscal year 2023 primarily due to the factors detailed above, partially offset by the unfavorable impact of higher interest expense incurred in fiscal year 2023 as compared to fiscal year 2022.

Consolidated net income decreased $29.2 million in fiscal year 2022 primarily due to the factors described above.

Adjusted EBITDA	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Adjusted EBITDA	$156.6	49.0%	$105.1	-25.7%	$141.5

Consolidated Adjusted EBITDA increased $51.5 million in fiscal year 2023 primarily due to an increase in Adjusted EBITDA in the F&E and Commercial segments, partially offset by a decrease in Adjusted EBITDA in the Recreation segment.

Consolidated Adjusted EBITDA decreased $36.4 million in fiscal year 2022 primarily due to a decrease in Adjusted EBITDA in the F&E and Commercial segments, partially offset by higher Adjusted EBITDA in the Recreation segment.

Refer to the “Adjusted EBITDA and Adjusted Net Income” tables and related footnotes below for a reconciliation of Net Income to Adjusted EBITDA.

Adjusted Net Income	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Adjusted Net Income	$80.5	64.0%	$49.1	-36.2%	$76.9

Refer to the “Adjusted EBITDA and Adjusted Net Income” tables and related footnotes below for a reconciliation of Net Income to Adjusted Net Income.

Fire & Emergency Segment

	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Net sales	$1,174.4	21.6%	$965.4	-15.0%	$1,135.1
Adjusted EBITDA	52.5	2000.0%	2.5	-95.7%	57.7
Adjusted EBITDA % of net sales	4.5%		0.3%		5.1%

Net Sales: F&E segment net sales increased $209.0 million in fiscal year 2023, primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units and price realization.

F&E segment net sales decreased $169.7 million in fiscal year 2022, primarily due to decreased shipments of fire apparatus and ambulance units resulting primarily from chassis and supply chain disruptions and labor constraints, partially offset by price realization.

Adjusted EBITDA: F&E segment Adjusted EBITDA increased $50.0 million in fiscal year 2023. The increase was primarily related to higher sales volume of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization, partially offset by inflationary pressures.

F&E segment Adjusted EBITDA decreased $55.2 million in fiscal year 2022. The decrease was primarily due to lower sales volume, inefficiencies related to chassis and supply chain disruption, labor constraints, and inflationary pressures, partially offset by price realization.

Commercial Segment

	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Net sales	$553.6	35.0%	$410.2	5.9%	$387.3
Adjusted EBITDA	46.1	106.7%	22.3	-28.1%	31.0
Adjusted EBITDA % of net sales	8.3%		5.4%		8.0%

Net Sales: Commercial segment net sales increased $143.4 million in fiscal year 2023 primarily due to increased shipments of school buses, terminal trucks, and street sweepers, and price realization, partially offset by an unfavorable mix of municipal transit buses.

Commercial segment net sales increased $22.9 million in fiscal year 2022 primarily due to increased shipments of school buses, terminal trucks and street sweepers, and price realization, partially offset by decreased shipments of municipal transit buses.

Adjusted EBITDA: Commercial segment Adjusted EBITDA increased $23.8 million in fiscal year 2023. The increase was primarily the result of increased shipments of school buses, terminal trucks, and street sweepers, a favorable mix of school buses, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses, and inflationary pressures.

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

Recreation Segment

	Fiscal Year Ended
(in millions)	October 31, 2023	Change	October 31, 2022	Change	October 31, 2021
Net sales	$912.3	-4.8%	$957.8	11.6%	$858.5
Adjusted EBITDA	91.0	-17.9%	110.9	29.0%	86.0
Adjusted EBITDA % of net sales	10.0%		11.6%		10.0%

Net Sales: Recreation segment net sales decreased $45.5 million in fiscal year 2023 primarily due to decreased unit shipments, an unfavorable mix of motorized units, and increased discounting, partially offset by price realization.

Recreation segment net sales increased $99.3 million in fiscal year 2022 primarily due to price realization and favorable mix, partially offset by lower line rates and unit shipments related to supply chain disruptions and labor constraints in certain businesses.

Adjusted EBITDA: Recreation segment Adjusted EBITDA decreased $19.9 million in fiscal year 2023 primarily due to lower unit shipments, an unfavorable mix of motorized units, increased discounting, and inflationary pressures, partially offset by price realization.

Recreation segment Adjusted EBITDA increased $24.9 million in fiscal year 2022 primarily due to price realization and favorable mix, partially offset by lower shipments and inefficiencies related to supply chain disruptions and labor constraints in certain businesses, and inflationary pressures.

Backlog

Backlog represents firm orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	October 31, 2023	October 31, 2022	$	%
Fire & Emergency	$3,649.8	$2,589.4	$1,060.4	41.0%
Commercial	426.9	525.6	(98.7)	(18.8)%
Recreation	385.2	1,119.8	(734.6)	(65.6)%
Total Backlog	$4,461.9	$4,234.8	$227.1	5.4%

Each of our three segments has a backlog of new vehicle orders that generally extends out from six to twenty-four months in duration.

Orders from our dealers and end customers are evidenced by a contract or firm purchase order. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

At the end of fiscal year 2023, our backlog was $4,461.9 million, compared to $4,234.8 million at the end of fiscal year 2022. The increase in consolidated backlog was primarily due to an increase within the F&E segment, partially offset by decreases within the Commercial and Recreation segments. The increase in F&E segment backlog was primarily the result of continued demand and strong order intake for fire apparatus and ambulance units, and pricing actions, partially offset by increased unit production and shipment activity against backlog. The decrease in Commercial segment backlog was primarily the result of increased unit production and shipment activity against backlog, and lower orders for municipal transit buses, terminal trucks, and street sweepers, partially offset by increased orders for school buses, and pricing actions. The decrease in Recreation segment backlog was primarily the result of production and shipment activity against backlog, decreased order intake, and cancellations in certain product categories, partially offset by pricing actions.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, the improvement and expansion of existing manufacturing facilities, debt service payments and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our term loan and ABL credit facility.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy. However, we cannot assure you that cash provided by operating activities and borrowings under the current revolving credit facility (the “2021 ABL Facility” or “2021 ABL Agreement”) will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the 2021 ABL Facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations or may involve higher overall interest rates. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Cash Flow

The following table shows summary cash flows for fiscal years 2023, 2022 and 2021:

	Fiscal Years Ended
(in millions)	October 31, 2023	October 31, 2022	October 31, 2021
Net cash provided by operating activities	$126.5	$91.6	$158.3
Net cash used in investing activities	(29.9)	(14.8)	(10.2)
Net cash used in financing activities	(95.7)	(69.7)	(146.2)
Net increase in cash and cash equivalents	$0.9	$7.1	$1.9

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal year 2023 was $126.5 million, compared to $91.6 million for fiscal year 2022. The increase in cash from operating activities for fiscal year 2023 compared to the prior year was primarily related to higher net income and a more efficient use of inventory as compared to the prior year. These increases were partially offset by lower collections of customer advances in fiscal year 2023 as compared to fiscal year 2022 and the timing of accounts receivable receipts.

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

Net Cash Used in Investing Activities

Net cash used by investing activities for fiscal year 2023 was $29.9 million, compared to $14.8 million cash used in investing activities for fiscal year 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures and a reduction of proceeds from the sale of certain assets compared to fiscal year 2022.

Net cash used by investing activities for fiscal year 2022 was $14.8 million, compared to $10.2 million cash used in investing activities for fiscal year 2021. The increase in net cash used by investing activities was primarily due to the reduction of proceeds from the sale of certain assets during fiscal year 2022.

Net Cash Used in Financing Activities

Net cash used in financing activities for fiscal year 2023 was $95.7 million, compared to $69.7 million for fiscal year 2022. The increase in net cash used in financing activities was primarily due to net repayments made on the 2021 ABL facility during fiscal year 2023 as compared to net borrowings made on the 2021 ABL facility during fiscal year 2022. This was partially offset by a decrease in share repurchases in fiscal year 2023 as compared to fiscal year 2022.

Net cash used in financing activities for fiscal year 2022 was $69.7 million, compared to $146.2 million for fiscal year 2021. The decrease in cash used was primarily due to the decrease in the cash used to repay the term loan in 2021 offset by higher dividend payments and share repurchases of $70.0 million and lower borrowings on the 2021 ABL facility.

Dividends

In fiscal year 2023, we paid a quarterly cash dividend at the rate of $0.05 per share on our common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity and the discretion of our board or directors, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future. During the fiscal year 2023, 2022, and 2021, we paid cash dividends of $12.1 million, $12.4 million, and $6.6 million, respectively.

Stock Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved a share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock, (the “2021 Repurchase Program”). The share repurchase authorization would have expired in 24 months and gave management the flexibility to determine conditions under which shares may be purchased. During fiscal year 2021, the Company repurchased 250,000 shares under this repurchase program at a total cost of $3.9 million at an average price of $15.45, excluding commissions. During fiscal year 2022, the Company repurchased 5,803,483 shares under this repurchase program at a total cost of $70.0 million at an average price of $12.03, excluding commissions. During fiscal year 2023, the Company did not repurchase any shares under the 2021 Repurchase Program.

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program replaced the 2021 Repurchase Program. The 2023 Repurchase Program expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During fiscal year 2023, the Company did not repurchase any shares under the 2023 Repurchase Program.

2021 ABL Facility

On April 13, 2021, the Company entered into the 2021 ABL Facility, a $550.0 million revolving credit agreement, with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Consolidated Statement of Income and Comprehensive Income for the fiscal year ended October 31, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Consolidated Balance Sheets.

On November 1, 2022, the Company amended the ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate (“SOFR”). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations.

The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

All revolving loans under the 2021 ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of October 31, 2023, the interest rate margins are 0.75% for all base rate loans and 1.75% for all SOFR rate loans (with the SOFR rate having no floor), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.93% as of October 31, 2023. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 5.51% as of October 31, 2022

The lenders under the 2021 ABL Facility have a first priority security interest in substantially all personal property assets and certain real property assets of the Company. The 2021 ABL Facility’s borrowing base is comprised of eligible receivables and eligible inventory, plus a fixed asset sublimit of certain eligible real property and eligible equipment, which fixed asset sublimit reduces by quarterly amortization as specified in the 2021 ABL Agreement.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of October 31, 2023. As of October 31, 2023, the Company’s availability under the 2021 ABL Facility was $384.1 million.

As of October 31, 2022, the Company’s availability under the 2021 ABL Facility was $307.7 million.

The fair value of the 2021 ABL Facility approximated book value on October 31, 2023 and October 31, 2022, respectively.

Refer to Note 10, Long-Term Debt, to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

Significant contractual commitments at October 31, 2023 are expected to affect our cash flows in future periods as set forth in the table below.

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Debt(a)	$—	$—	$150.0	$—	$—	$—	$150.0
Interest(b)	10.5	10.5	5.3	—	—	—	26.3
Operating leases	9.6	8.1	7.4	6.8	3.8	9.5	45.2
Purchasing obligations(c)	25.6	4.8	0.3	0.3	0.3	—	31.3
Total commitments(d)	$45.7	$23.4	$163.0	$7.1	$4.1	$9.5	$252.8

(a)
Includes estimated principal payments due under our the 2021 ABL Facility as of October 31, 2023.
(b)
Based on interest rates in effect and outstanding principal balance as of October 31, 2023.
(c)
Includes obligations under non-cancellable purchase orders for raw materials and chassis as of October 31, 2023.
(d)
Unrecognized tax benefits totaling $4.8 million as of October 31, 2023, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 16, Income Taxes, to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for disclosures regarding uncertain income tax positions under ASC Topic 740.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Other than the items noted in Note 17, Commitments and Contingencies, to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we do not have any material off-balance sheet arrangements.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. They are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is Net income for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•
our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•
changes in, or cash requirements for, our working capital needs;
•
the cash requirements necessary to service interest or principal payments on our debt;
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2023	October 31, 2022	October 31, 2021
Net income	$45.3	$15.2	$44.4
Depreciation and amortization	26.2	32.3	32.0
Interest expense, net	28.6	16.9	17.3
Loss on early extinguishment of debt	—	—	1.4
Provision for income taxes	12.9	4.6	11.3
EBITDA	113.0	69.0	106.4
Transaction expenses(a)	0.5	0.7	3.2
Sponsor expense reimbursement(b)	0.3	0.1	0.4
Restructuring (c)	—	9.4	2.5
Restructuring related charges(d)	10.5	9.7	0.3
Impairment charges(e)	—	—	1.5
Stock-based compensation expense(f)	14.4	8.7	7.8
Legal matters(g)	16.6	7.4	4.0
Net loss on sale of business and assets(h)	—	0.1	7.9
Loss on acquisition of business(i)	—	—	0.4
Other items (j)	1.3	—	6.1
Losses attributable to assets held for sale(k)	—	—	1.0
Adjusted EBITDA	$156.6	$105.1	$141.5

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2023	October 31, 2022	October 31, 2021
Net income	$45.3	$15.2	$44.4
Amortization of intangible assets	3.5	7.1	9.8
Transaction expenses(a)	0.5	0.7	3.2
Sponsor expense reimbursement(b)	0.3	0.1	0.4
Restructuring (c)	—	9.4	2.5
Restructuring related charges(d)	10.5	9.7	0.3
Impairment charges(e)	—	—	1.5
Stock-based compensation expense(f)	14.4	8.7	7.8
Legal matters(g)	16.6	7.4	4.0
Net loss on sale of business and assets(h)	—	0.1	7.9
Loss on acquisition of business(i)	—	—	0.4
Other Items(j)	1.3	—	6.1
Losses attributable to assets held for sale(k)	—	—	1.0
Loss on early extinguishment of debt(l)	—	—	1.4
Accelerated depreciation on certain property, plant, and equipment (m)	—	2.3	—
Impact of tax rate change(n)	—	—	(4.2)
Income tax effect of adjustments(o)	(11.9)	(11.6)	(9.6)
Adjusted Net Income	$80.5	$49.1	$76.9

(a)
Reflects costs incurred in connection with business dispositions and capital market transactions. These expenses consist primarily of legal, accounting and due diligence expenses.
(b)
Reflects the reimbursement of expenses to the Company’s largest equity holder.
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

Refer to Note 7, Restructuring and Other Related Charges, to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(f)
Reflects expenses associated with the vesting of equity awards and award modifications.
(g)
Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Included in the current period are fees and costs to settle claims brought through the acquisition of certain assets as described in Note 17.
(h)
Fiscal year 2023 includes the loss on the sale of a business within the F&E segment, which is fully offset by a gain on the sale of certain assets also within the F&E segment. Fiscal year 2022 reflects a loss on the sale of a business within the F&E segment as part of the restructuring activities within that segment. Fiscal year 2021 reflects losses related to the sale of REV Brazil of $2.8 million, and the loss recognized on the Company’s investment in its China JV of $6.2 million, offset by a $1.1 million gain related to the sale of land within the F&E segment. Refer to Note 6, Divestitures, to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(i)
Reflects an adjustment to the cumulative gain on the acquisition of Spartan ER.
(j)
Fiscal year 2023 reflects a loss on the disposition of the investment in, and assets associated with, the China JV, additional recall liabilities related to a campaign previously announced on Spartan ER apparatus, net of recoveries received from the seller, and other insignificant adjusting items. Fiscal year 2021 reflects (i) a recall campaign announced on Spartan apparatus that were designed pre-acquisition for which the company is seeking legal indemnification of the losses incurred of $1.3 million; (ii) cumulative costs related to workers compensation liabilities of $4.2 million; (iii) other costs that management does not believe to be recurring in nature of $0.6 million.

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
(n)
Reflects the impact of net operating loss carrybacks as a result of the CARES Act. Refer to Note 16, Income Taxes, to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(o)
Income tax effect of adjustments using a 26.5% effective income tax rate for fiscal years 2023, 2022 and 2021, except for certain items with differing tax treatments.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Under the quantitative method, the fair value of each reporting unit of the Company is determined by using a combination of the income approach and market approach. The income approach involves the use of significant estimates and assumptions. The income approach involves discounting management’s projections of future interim and terminal cash flows to a present value at a risk-adjusted discount rate which corresponds with the Company’s and market-participant weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation and amortization expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the Company on a going-forward basis. The WACC represents a blended cost of equity and debt capital applicable to the Company based on observed market participant rates of return for a group of comparable public companies in the industry, utilizes market participant capital structure assumptions by reference to the industry’s average debt to total invested capital ratios, and is also being adjusted for relative risk premiums specific to each reporting unit tested. The terminal residual value is based upon the projected cash flow for the final projected year and is calculated using a capitalization rate based on estimates of growth of the net cash flows based on the Company’s estimate of sustainable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy, as further described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

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

During the fiscal year 2023, the Company performed its annual goodwill test using both a quantitative and qualitative approach and did not identify any goodwill impairments. The goodwill balances at the F&E segment are $88.6 million, Commercial segment of $26.2 million and Recreation segment of $42.5 million.

During the fiscal year 2023, the Company performed its annual indefinite-lived trade name intangibles and did not record any impairments. Other than intangibles within the F&E segment, the fair value of all intangibles were considerably in excess of their carrying value.

Warranty

Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s best estimate of the expected future cost of honoring our obligations under our limited warranty plans. The costs of fulfilling our warranty obligations principally involve replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. Our estimates are based on historical experience, the number of units involved and the cost per claim. A significant increase in replacement parts, labor and travel could have a material adverse impact on our operating results. If our warranty reserve were to change by 5%, it would not have a material impact on our gross profit for the fiscal year ended October 31, 2023.

Recent Accounting Pronouncements

Refer to Note 2 to our 2023 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk based on fluctuations in interest rates and certain commodity market prices for key raw material inputs. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2023, we had $150.0 million of principal outstanding under our 2021 ABL Facility at an average rate of 6.93% per annum. On an annualized basis, a 100-basis point increase in our floating interest rates under the 2021 ABL Facility would have increased interest expense by $1.5 million. A similar 100-basis point decrease in our floating interest rates would have decreased interest expense by $1.5 million.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Currently, purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. Moving forward, we may include Raw Material Index movement protocols into supplier pricing agreements where appropriate. We are typically unable to pass along increased costs due to economic fluctuations to our customers, but have implemented general price increases for our products to offset commodity price increases. We rarely use commodity financial instruments to hedge commodity prices. We sometimes fix our prices for certain materials over an agreed upon amount of time between three months to twenty-four months through contracts with our vendors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and its subsidiaries (the Company) as of October 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 13, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Valuation of Reporting Units for Goodwill Testing

As described in Notes 2 and 8 to the consolidated financial statements, as of October 31, 2023, the Company’s consolidated goodwill balance was $157.3 million. The Company tests for impairment of goodwill annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate a potential impairment. To evaluate goodwill for potential impairment, management first assesses qualitatively whether it is necessary to perform a quantitative test. For certain reporting units, management determined that a quantitative test was appropriate. The Company determines the fair value of these reporting units using the market approach with a reconciliation to the market capitalization of the Company. To quantitatively measure goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit management makes significant estimates and assumptions, including projected revenue and earnings as well as comparable market data.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units, we identified management’s assumptions related to projected revenue, earnings and comparable market data utilized in the estimation of fair value of the reporting units as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to projected revenue and earnings included the following procedures, among others:

•
We obtained an understanding of the relevant controls related to the valuation of the Company’s reporting units and tested such controls for design and operating effectiveness, including management review controls related to projected revenue and earnings and the selection of comparable market data.
•
We evaluated the appropriateness of the market approach.
•
We evaluated the reasonableness of management’s assumptions related to projected revenue and earnings by comparing to (1) historical results, (2) external market and industry data and (3) evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialist, we evaluated the appropriateness of valuation models and the reasonableness of management’s selection of market data used in the market approach. We also tested the relevance and reliability of source information underlying management's assumptions.

Valuation of Indefinite-lived Intangible Assets

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived trade names balance was $107.4 million as of October 31, 2023. Management conducts an impairment analysis annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. An impairment exists when the indefinite-lived trade names’ carrying value exceeds fair value. To evaluate indefinite-lived trade names for impairment, management first considers qualitative factors to determine whether it is more likely than not that impairment exists. For certain indefinite-lived trade names, the Company performed a quantitative test. The fair values of these trade names utilized in the quantitative tests are based on the prospective stream of hypothetical after-tax royalty cost savings discounted at rates of return appropriate for those assets. The assumptions used in management’s estimate which have the most significant effect on the estimated fair value of the Company’s tradenames are the projected revenue growth attributable to the trade names, royalty rates and discount rates.

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
•
We evaluated the reasonableness of significant assumptions utilized by management, including projected revenue growth attributable to trade names, royalty rates and discount rates by comparing to (1) current and past performance of branded products, (2) external data and (3) evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialist, we evaluated the reasonableness of the royalty rates and discount rates and tested the relevance and reliability of source information underlying the determination of such rates.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Milwaukee, Wisconsin

December 13, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.’s (the Company) internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 13, 2023, expressed an unqualified opinion.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

December 13, 2023

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	October 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21.3	$20.4
Accounts receivable, net	226.5	215.0
Inventories, net	657.7	629.5
Other current assets	27.7	23.5
Total current assets	933.2	888.4
Property, plant and equipment, net	159.5	148.9
Goodwill	157.3	157.3
Intangible assets, net	115.7	119.2
Right of use assets	37.0	20.2
Other long-term assets	7.7	10.6
Total assets	$1,410.4	$1,344.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$208.3	$163.9
Short-term customer advances	214.5	258.0
Short-term accrued warranty	23.4	18.9
Short-term lease obligations	7.4	6.1
Other current liabilities	103.6	80.5
Total current liabilities	557.2	527.4
Long-term debt	150.0	230.0
Long-term customer advances	142.9	74.8
Deferred income taxes	8.2	21.0
Long-term lease obligations	30.0	14.2
Other long-term liabilities	24.1	20.9
Total liabilities	912.4	888.3
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 59,505,829 and 59,323,534 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	445.0	436.4
Retained earnings	52.7	19.5
Accumulated other comprehensive income	0.2	0.3
Total shareholders' equity	498.0	456.3
Total liabilities and shareholders' equity	$1,410.4	$1,344.6

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Net sales	$2,638.0	$2,331.6	$2,380.8
Cost of sales	2,321.9	2,084.1	2,089.8
Gross profit	316.1	247.5	291.0
Operating expenses:
Selling, general and administrative	224.0	194.2	193.4
Amortization of intangible assets	3.5	7.1	9.8
Restructuring	—	9.4	2.5
Impairment charges	—	—	1.5
Total operating expenses	227.5	210.7	207.2
Operating income	88.6	36.8	83.8
Interest expense, net	28.6	16.9	17.3
Loss on early extinguishment of debt	—	—	1.4
Loss on sale of business	1.1	0.1	2.8
Loss on investment in China JV	0.7	—	6.2
Loss on acquisition of business	—	—	0.4
Income before provision for income taxes	58.2	19.8	55.7
Provision for income taxes	12.9	4.6	11.3
Net income	45.3	15.2	44.4
Other comprehensive (loss) income, net of tax	(0.1)	0.4	0.3
Comprehensive income	$45.2	$15.6	$44.7

Net income per common share:
Basic	$0.77	$0.25	$0.70
Diluted	0.77	0.25	0.69
Dividends declared per common share	0.20	0.20	0.10

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Cash flows from operating activities:
Net income	$45.3	$15.2	$44.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.2	32.3	32.0
Amortization of debt issuance costs	1.7	1.7	2.0
Stock-based compensation expense	14.4	8.7	7.8
Deferred income taxes	(12.8)	(0.5)	1.1
Loss on early extinguishment of debt	—	—	1.4
Gain on sale of assets	(1.6)	—	(1.5)
Impairment charges	—	—	1.5
Loss on sale of business	1.1	0.1	2.8
Loss on investment in China JV	0.7	—	6.2
Loss on acquisition of business	—	—	0.4
Changes in operating assets and liabilities, net
Receivables, net	(12.4)	(1.8)	12.0
Inventories, net	(30.7)	(149.5)	52.8
Other current assets	(3.6)	17.1	(1.5)
Accounts payable	44.4	47.8	(49.7)
Accrued warranty	7.2	(5.7)	(0.6)
Customer advances	24.6	122.3	40.5
Other liabilities	21.3	5.2	9.7
Long-term assets	0.7	(1.3)	(3.0)
Net cash provided by operating activities	126.5	91.6	158.3

Cash flows from investing activities:
Purchase of property, plant and equipment	(32.8)	(24.8)	(24.7)
Proceeds from sale of assets	1.7	8.2	12.5
Proceeds from sale of investment in China JV	0.6	1.8	—
Proceeds from sale of businesses	0.6	—	2.0
Net cash used in investing activities	(29.9)	(14.8)	(10.2)

Cash flows from financing activities:
Net (repayments) proceeds from borrowings on revolving credit	(80.0)	15.0	175.0
Repayment of long-term debt	—	—	(303.4)
Payment of dividends	(12.1)	(12.4)	(6.6)
Repurchase and retirement of common stock	—	(70.0)	(3.9)
Payment of debt issuance costs	—	—	(7.0)
Proceeds from exercise of common stock options	0.1	0.3	2.0
Other financing activities	(3.7)	(2.6)	(2.3)
Net cash used in financing activities	(95.7)	(69.7)	(146.2)

Net increase in cash and cash equivalents	0.9	7.1	1.9

Cash and cash equivalents, beginning of year	20.4	13.3	11.4
Cash and cash equivalents, end of year	$21.3	$20.4	$13.3

Supplemental disclosures of cash flow information:
Cash paid for interest	$24.2	$12.0	$14.8
Cash paid (refunded) for income taxes, net	8.8	(12.8)	3.8
Cash paid for operating lease liabilities	11.0	10.4	9.8
Operating right-of-use assets obtained	23.0	9.1	7.3

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	(Deficit) Earnings	(Loss) Income	Equity
Balance, October 31, 2020	$0.1	63,403,326	Sh.	$496.1	$(21.1)	$(2.8)	$472.3
Net income					44.4		44.4
Sale of business						2.4	2.4
Other comprehensive income, net of tax						0.3	0.3
Stock-based compensation expense				7.8			7.8
Exercise of common stock options	—	221,900	Sh.	2.0			2.0
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	316,831	Sh.	(1.7)			(1.7)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	723,092	Sh.	(0.2)			(0.2)
Settlement of liability awards	—	169,142	Sh.	2.0			2.0
Repurchase and retirement of common stock	—	(250,000	Sh.)	(3.9)			(3.9)
Dividends declared on common stock					(6.6)		(6.6)
Balance, October 31, 2021	$0.1	64,584,291	Sh.	$502.1	$16.7	$(0.1)	$518.8
Net income					15.2		15.2
Stock-based compensation expense				8.7			8.7
Exercise of common stock options	—	44,900	Sh.	0.3			0.3
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	274,485	Sh.	(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	223,341	Sh.	(2.6)			(2.6)
Other comprehensive income, net of tax						0.4	0.4
Repurchase and retirement of common stock	—	(5,803,483	Sh.)	(70.0)			(70.0)
Dividends declared on common stock					(12.4)		(12.4)
Balance, October 31, 2022	$0.1	59,323,534	Sh.	$436.4	$19.5	$0.3	$456.3
Net income					45.3		45.3
Stock-based compensation expense				14.4			14.4
Exercise of common stock options	—	6,000	Sh.	0.1			0.1
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	382,424	Sh.	(2.7)			(2.7)
Other comprehensive loss, net of tax						(0.1)	(0.1)
Forfeitures of restricted stock awards and employee tax withholdings on vested awards, net of issuances	—	(206,129	Sh.)	(3.2)			(3.2)
Dividends declared on common stock					(12.1)		(12.1)
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. (“REV” or “the Company”) companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services, serving a diversified customer base, primarily in the United States, through three segments: Fire & Emergency (“F&E”), Commercial and Recreation. The Company’s F&E business is conducted primarily under the following brands: E-One, Ferrara, KME, Spartan Emergency Response, Smeal, Spartan Fire Chassis, Ladder Tower, AEV, Horton, Leader, Road Rescue and Wheeled Coach. The Company’s Commercial business is conducted primarily under the following brands: Capacity, Collins Bus, Magellan, ENC and LayMor. The Company’s Recreation vehicle business is conducted primarily under the following brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper.

Equity Sponsor: The Company’s largest equity holders are (i) American Industrial Partners Capital Fund IV, LP, (ii) American Industrial Partners Capital Fund IV (Parallel), LP and (iii) AIP/CHC Holdings, LLC, which the Company collectively refers to as “AIP” or “Sponsor” and which indirectly own approximately 46.3% of REV Group’s voting shares as of October 31, 2023. American Industrial Partners is an operations and engineering-focused private equity firm headquartered in New York, New York.

In June 2021, the Company completed a secondary offering (the “June 2021 Secondary Offering”) in which 5,500,000 shares of common stock were sold by certain selling security holders to the public at a price of $15.50 per share. The underwriters were also granted an option, which they exercised in full, to purchase up to an additional 825,000 shares of common stock from the selling security holders. Upon completion of the June 2021 Secondary Offering, AIP ceased to beneficially own a majority of the Company’s common stock. As a result, the Company is no longer a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, and the Company no longer relies on exemptions from corporate governance requirements that are available to controlled companies. The Company did not receive any proceeds from the June 2021 Secondary Offering. The Company incurred approximately $0.4 million in offering costs during the fiscal year ended October 31, 2021, and these costs were included within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income.

Related Party Transactions: During fiscal years 2023, 2022 and 2021, the Company reimbursed AIP for expenses in the amount of $0.3 million, $0.1 million and $0.4 million, respectively. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. There were no other significant related party transactions.

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

Fiscal Year: The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to fiscal years 2023, 2022 and 2021 relate to the fiscal years ended October 31, 2023, 2022 and 2021, respectively.

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

Under our cash management system, book overdraft balances may exist for our disbursement accounts, which represent uncleared checks in excess of cash balances in individual bank accounts. Such amounts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of October 31, 2023 and October 31, 2022, the Company had net book overdrafts of $7.0 million and $6.2 million, respectively.

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. As of October 31, 2023 and October 31, 2022, the Company had $21.0 million and $20.2 million of uninsured cash balances in excess of Federal Depository Insurance Company limits, respectively.

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

Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Beginning balance	$1.8	$1.9	$1.8
Net recorded expense	0.2	—	1.3
Write-offs, net of recoveries/payments	(1.1)	(0.1)	(1.2)
Ending balance	$0.9	$1.8	$1.9

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, the majority of receivables are with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 14%, 12% and 16% of its net sales for fiscal years 2023, 2022 and 2021, respectively.

Inventories: Inventories are stated at the lower of aggregate cost or net realizable value. Cost is determined using predominantly the first-in, first-out (“FIFO”), as well as the weighted-average method. If inventory costs exceed expected net realizable value due to obsolescence or quantities on hand are in excess of expected demand, the Company records reserves for the difference between the cost and the expected net realizable value. These reserves are recorded based on various factors, including recent sales history and sales forecasts, industry market conditions, vehicle model changes and general economic conditions.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and Indefinite-lived intangible assets, consisting of tradenames, are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. As part of the annual test on both goodwill and indefinite-lived intangible assets, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable. When the fair value of the reporting unit or tradename is less than its carrying value, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of the related asset, is recorded for the amount by which the carrying amount exceeds fair value. During fiscal year 2023, the Company performed its annual test on goodwill and indefinite-lived intangible assets, using both a quantitative and qualitative approach and did not record any impairments.

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

Advertising costs: Advertising costs are included in Selling, general and administrative expense and are expensed as incurred. Advertising costs totaled $8.5 million, $9.2 million, and $10.3 million for the fiscal years ended October 31, 2023, 2022 and 2021 respectively.

Research and Development costs: Research and Development (“R&D”) costs are included as part of Selling, general, and administrative expenses and are expensed as incurred. R&D costs totaled $4.7 million, $4.2 million and $4.4 million for fiscal years 2023, 2022 and 2021, respectively.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force and dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in Cost of sales in the Consolidated Statements of Income and Comprehensive Income when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill and hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory and is ready for physical transfer to the customer, and (iv) the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Consolidated Balance Sheets. The Company reduces the contract liabilities when the Company transfers control of the promised good or service. During fiscal year 2023, the Company recognized $166.1 million of revenue that was included in the customer advances balance of $332.8 million as of October 31, 2022. During fiscal year 2022, the Company recognized $130.0 million of revenue that was included in the customer advances balance of $210.6 million as of October 31, 2021. During fiscal year 2021, the Company recognized $138.4 million of revenue that was included in the customer advances balance of $170.1 million as of October 31, 2020. The Company’s payment terms do not include a significant financing component outside of the F&E segment. Within the F&E segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges incurred on customer advances during the years ended October 31, 2023, October 31, 2022 and October 31, 2021 of $8.7 million, $6.9 million, and $5.5 million respectively, were recorded in Interest expense in the Consolidated Statement of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of October 31, 2023, the Company had unsatisfied performance obligations for non-cancellable contracts with an original duration greater than one year totaling $3,422.9 million, of which $1,387.6 million is expected to be satisfied and revenue recognized in fiscal year 2024 and $2,035.3 million is expected to be satisfied and revenue recognized thereafter.

Warranty: Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s estimate of the expected future cost of settling the Company’s obligations under its warranty programs. The costs of fulfilling the Company’s warranty obligations primarily consist of replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. The Company’s estimates are based on historical warranty expenditures, length of the warranty obligations for units sold, and the number of units under warranty. If a warranty cost is incurred due to a defect in a purchased material, the Company will seek reimbursement from the vendor.

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

The Company includes interest and penalties related to income tax liabilities in Provision for income taxes in the Company’s Consolidated Statements of Income and Comprehensive Income. Liabilities for income taxes payable, accrued interest and penalties that are due within one year of the balance sheet date are included in Other current liabilities.

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

Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform with the fiscal 2023 presentation and improve comparability between periods. R&D expenses, which were previously presented as a separate line item within the Consolidated Statements of Income and Comprehensive Income, are now presented within the Selling, general and administrative expenses line item of the Consolidated Statements of Income and Comprehensive Income.

Recent Accounting Pronouncements

Accounting Pronouncement - to be adopted

•
In September 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022. We expect to adopt ASU 2022-04 in the first quarter of fiscal year 2024 and are currently evaluating the impact of ASU 2022-04 to our consolidated financial statements.

Note 3. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2023	October 31, 2022
Chassis	$122.2	$82.7
Raw materials & parts	224.3	240.6
Work in process	274.1	281.1
Finished products	46.8	35.5
	667.4	639.9
Less: reserves	(9.7)	(10.4)
Total inventories, net	$657.7	$629.5

Note 4: Other Current Assets

Other current assets consisted of the following:

	October 31, 2023	October 31, 2022
Prepaids	$21.6	$18.0
Income tax receivable	—	4.7
Other	6.1	0.8
Total	$27.7	$23.5

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2023	October 31, 2022
Land & land improvements	$19.2	$18.6
Buildings & improvements	111.7	105.4
Machinery & equipment, including rental vehicles	107.2	97.5
Computer hardware & software	65.0	60.6
Office furniture & fixtures	5.5	5.0
Construction in process	16.4	6.6
	325.0	293.7
Less: accumulated depreciation	(165.5)	(144.8)
Total property, plant and equipment, net	$159.5	$148.9

Depreciation expense for fiscal years 2023, 2022 and 2021 was $22.7 million, $25.2 million and $22.2 million, respectively.

Note 6. Divestitures

The Company previously made an initial investment in its China joint venture, Anhui Chery REV Specialty Vehicle Technology Co., Ltd (“China JV”), in exchange for 10% equity interest in its China JV. The Company recorded this investment under the equity method of accounting. The Company’s investment in the China JV also included an interest-bearing loan.

During the fourth quarter of fiscal year 2021, the Company made the strategic decision to exit its interests in the China JV and began soliciting offers to sell the investment and settle the loan. In connection with this decision, the Company recorded a loss of $6.2 million, which represents the difference between the carrying value of the investment and loan and the estimated proceeds to be received upon sale and settlement, respectively. This amount has been recorded as a non-operating loss within our Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2021.

During the third quarter of fiscal year 2022, the Company sold its equity interest in the China JV, and received $1.8 million. The remaining proceeds of $0.6 million were received during fiscal year 2023. Additionally, during fiscal year 2023 the Company disposed of any remaining assets associated with the China JV which resulted in an additional loss of $0.7 million. This loss has been recorded as a non-operating loss within our Consolidated Statements of Income and Comprehensive Income.

During fiscal year 2021, in connection with a strategic review of the product portfolio, the Company made the decision to divest of its REV Brazil business. In connection with this sale, the Company recognized a loss of $2.8 million, which is included in the Company's Consolidated Statement of Income and Comprehensive Income for the fiscal year ended October 31, 2021. Total proceeds received in connection with this sale was $4.0 million, $2.0 million of which was received in the third quarter of fiscal year 2021. The remaining $2.0 million was received in the third quarter of fiscal year 2022 and has been included within Other financing activities in the Consolidated Statement of Cash Flows for the year October 31, 2022. The REV Brazil business was previously reported as part of the Fire & Emergency segment.

Note 7. Restructuring and Other Related Charges

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

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. For the fiscal year ended October 31, 2023, the Company did not incur any restructuring charges, but did incur $3.8 million of other charges primarily consisting of production inefficiencies. For the fiscal year ended October 31, 2022, the Company recorded restructuring charges of $9.4 million and additional charges of $12.0 million consisting of $8.5 million of production inefficiencies, $2.3 million of accelerated depreciation and $1.2 million of other costs. For the fiscal year ended October 31, 2021, the Company recorded restructuring and impairment charges on certain production facilities of $2.5 million and $1.5 million, respectively.

The pre-tax impairment and restructuring costs, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2022
Fire & Emergency	$4.3	$5.1	$—	$9.4

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2021
Fire & Emergency	$1.3	$0.3	$1.5	$3.1
Corporate and Other	0.9	—	—	0.9
Total	$2.2	$0.3	$1.5	$4.0

As of April 30, 2022 the Company had ceased production activities at the Nesquehoning, PA and Roanoke, VA locations and as of October 31, 2022, this restructuring activity was complete, and there was no remaining liability as of that date.

Note 8. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2023	October 31, 2022
Fire & Emergency	$88.6	$88.6
Commercial	26.2	26.2
Recreation	42.5	42.5
Total goodwill	$157.3	$157.3

There were no changes in the net carrying amount of goodwill during the years ended October 31, 2023 and October 31, 2022, respectively.

Intangible assets (excluding goodwill) consisted of the following:

	October 31, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived customer relationships:	8	$43.7	$(35.4)	$8.3
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(35.4)	$115.7

	October 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived customer relationships	8	$43.7	$(31.9)	$11.8
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(31.9)	$119.2

Amortization expense was $3.5 million, $7.1 million and $9.8 million for fiscal years 2023, 2022 and 2021, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2024—$2.3 million, 2025—$1.7 million, 2026—$1.2 million, 2027—$1.2 million, 2028—$1.2 million and thereafter—$0.7 million.

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	October 31, 2023	October 31, 2022
Payroll and related benefits and taxes	$36.1	$38.2
Incentive compensation	18.8	6.2
Customer sales programs	2.6	2.4
Interest payable	8.0	5.7
Legal accrual	5.5	4.3
Accrued professional fees	3.4	4.5
Income taxes payable	11.8	—
Insurance financing	7.6	5.4
Other	9.8	13.8
Total other current liabilities	$103.6	$80.5

Note 10. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2023	October 31, 2022
2021 ABL facility	$150.0	$230.0

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement (the “2021 ABL Facility” or “2021 ABL Agreement”) with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The 2021 ABL Agreement serves as refinancing of indebtedness and terminates the Company’s 2017 ABL Facility and Term Loan. The Company repaid $303.4 million of existing principal on the 2017 ABL Facility and Term Loan in connection with this refinancing. The Company also paid $7.0 million of debt issuance costs and recognized a $1.4 million loss on early extinguishment of debt, the latter of which is included in the Consolidated Statement of Income and Comprehensive Income for the fiscal year ended October 31, 2021. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in other long-term assets in the Company’s Consolidated Balance Sheets. The debt issuance costs are amortized over the life of the debt on a straight-line basis. The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

On November 1, 2022, the Company amended the 2021 ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate (“SOFR”). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations.

All revolving loans under the 2021 ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of October 31, 2023, the interest rate margins are 0.75% for all base rate loans and 1.75% for all SOFR rate loans (with the SOFR rate having no floor), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.93% as of October 31, 2023. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 5.51% as of October 31, 2022.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of October 31, 2023. As of October 31, 2023, the Company’s availability under the 2021 ABL Facility was $384.1 million.

As of October 31, 2022, the Company’s availability under the 2021 ABL Facility was $307.7 million.

The fair value of the 2021 ABL Facility approximated book value on October 31, 2023 and October 31, 2022.

Note 11. Warranties

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

Changes in the Company’s warranty liability consisted of the following:

	October 31, 2023	October 31, 2022
Balance at beginning of year	$31.9	$37.6
Warranty provisions	33.3	25.9
Settlements made	(33.6)	(31.4)
Change in liability of pre-existing warranties	7.5	(0.2)
Balance at end of year	$39.1	$31.9

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2023	October 31, 2022
Current liabilities	$23.4	$18.9
Other long-term liabilities	15.7	13.0
Total warranty liability	$39.1	$31.9

Note 12. Leases

The Company leases certain administrative and production facilities and equipment under long-term, non-cancelable operating lease agreements. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right of use (“ROU”) asset and a lease liability based on the present value of fixed, and certain index-based, lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made. Lease agreements may include options to extend or terminate the lease or purchase the underlying asset. In situations where the Company is reasonably certain to exercise such options, they are considered in determining the lease term and the associated option payments, or the exercise price in the case of an option to purchase, are included in the measurement of the lease liabilities and ROU assets. The Company’s leases generally do not include restrictive financial or other covenants, or residual value guarantees. The Company generally uses its incremental borrowing rate as the discount rate for measuring its lease liabilities, as the Company cannot determine the interest rate implicit in the lease because it does not have access to certain lessor specific information. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have significant finance leases. The Company has elected not to separate payments for lease components from payments for non-lease components for all classes of leases. Additionally, the Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities will not be recognized for leases with an initial term of twelve months or less.

During fiscal years 2023, 2022, and 2021, the Company recognized total operating lease costs resulting from fixed lease payments of $10.7 million, $9.5 million, and $9.6 million, respectively.

At October 31, 2023, future minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are summarized by fiscal year in the table below:

2024	$9.6
2025	8.1
2026	7.4
2027	6.8
2028	3.8
Thereafter	9.5
Total undiscounted lease payments	45.2
Less: imputed interest	(7.8)
Total lease liabilities	$37.4

As of October 31, 2023, the weighted average remaining lease term and the weighted average discount rate for operating leases was 6.0 years and 6.7%, respectively.

As of October 31, 2022, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.7 years and 5.3%, respectively.

Note 13. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching contributions were $10.6 million, $10.5 million and $9.6 million during fiscal years 2023, 2022 and 2021, respectively.

Note 14. Stock Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved a share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock (the “2021 Repurchase Program”). The share repurchase authorization would have expired in 24 months and gave management the flexibility to determine conditions under which shares could be purchased. During fiscal 2021, the Company repurchased 250,000 shares under this repurchase program at a total cost of $3.9 million at an average price, excluding commissions, of $15.45 per share. During fiscal year 2022, the Company repurchased 5,803,483 shares under this repurchase program at a total cost of $70.0 million at an average price, excluding commissions, of $12.03 per share. During fiscal year 2023, the Company did not repurchase any shares under the 2021 Repurchase Program.

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program replaced the 2021 Repurchase Program. The 2023 Repurchase Program expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During fiscal year 2023, the Company did not repurchase any shares under the 2023 Repurchase Program.

Note 15. Stock Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) has 8,000,000 shares authorized for issuance with 2,335,235 shares remaining at October 31, 2023. The 2016 Plan replaced the 2010 Long-Term Incentive Plan (the “2010 Plan”) in January 2017 in connection with our IPO.

Under the 2016 Plan, officers, directors, including non-employee directors, employees and consultants of the Company may be granted restricted stock awards (RSAs), restricted stock units (RSUs) performance stock units (PSUs), stock options or other awards. RSAs and RSUs generally vest over a one to four-year service period following the grant date, provided the recipient is still our employee, or non-employee director, at the time of vesting. PSUs generally vest over a two to four-year service period following the grant date, provided the recipient is still our employee at the time of vesting, and provided the achievement of performance targets applicable to each award have been met.

For fiscal years 2023, 2022, and 2021, the Company recorded stock-based compensation expense of $14.4 million, $8.7 million, and $7.8 million, respectively, within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The actual income tax benefit realized totaled $2.9 million, $1.9 million, and $1.5 million for those same periods.

Restricted Stock Awards: For fiscal year 2023, the change in the number of nonvested restricted stock awards outstanding consisted of the following:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Nonvested, beginning of year	1,175,486	$11.81
Granted	699,365	13.01
Vested	(589,149)	10.61
Forfeited	(659,097)	13.40
Nonvested, end of year	626,605	$12.60

The weighted average grant date fair value of restricted stock awards granted during fiscal years 2023, 2022, and 2021 was $13.01, $16.08, and $10.42 per award, respectively. The total fair value of restricted stock awards that vested during fiscal years 2023, 2022 and 2021 was $7.4 million, $6.1 million and $2.0 million respectively.

As of October 31, 2023, the Company had $3.7 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units: For fiscal year 2023, the change in the number of nonvested restricted stock units outstanding consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	723,958	$11.69
Granted	616,670	12.93
Vested	(329,157)	10.24
Forfeited	(189,289)	13.38
Nonvested, end of year	822,182	$12.81

The weighted average grant date fair value of restricted stock units granted during fiscal years 2023, 2022, and 2021 was $12.93, $14.90 and $10.25, per unit respectively. The total fair value of restricted stock units that vested during fiscal years 2023, 2022 and 2021 was $4.1 million, $4.6 million and $2.8 million, respectively.

As of October 31, 2023, the Company had $7.1 million of unrecognized compensation expense related to restricted stock units, which will be recognized over a weighted-average period of 2.6 years.

Performance Stock Units: For fiscal year 2023, the change in the number of nonvested performance stock units consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	549,824	$6.07
Granted	835,919	12.41
Vested	(249,023)	12.03
Forfeited	(525,801)	6.17
Nonvested, end of year	610,919	$12.22

The weighted average grant date fair value of performance stock units granted during fiscal year 2023 was $12.41. There were no performance stock units granted during fiscal year 2022. The weighted average grant date fair value of performance stock units granted during fiscal year 2021 was $8.92. The total fair value of performance stock units that vested during fiscal years 2023, 2022 and 2021 was $3.6 million, and $1.3 million and $1.8 million, respectively.

As of October 31, 2023, the Company had $4.4 million of unrecognized compensation expense related to performance stock units, which will be recognized over a weighted-average period of 1.0 year.

Stock Options:

The number of outstanding options, all of which were issued under the 2010 Plan, had a balance at the beginning of fiscal year 2023 of 6,000. Such options had, a weighted average exercise price of $8.11, and a weighted-average remaining contractual term of 3.4 years. During fiscal year 2023, all 6,000 options were exercised, at a weighted average exercise price of $8.11. No additional options were granted, forfeited, or expired in fiscal year 2023.

The total intrinsic value of stock options exercised during fiscal years 2023, 2022, and 2021 was $0.1 million, $0.2 million, and $2.1 million, respectively.

As of October 31, 2023, all outstanding options were exercised so there is no remaining unrecognized compensation expense related to stock options as of that date.

Note 16. Income Taxes

Income is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Domestic	$58.9	$20.0	$65.6
Foreign	(0.7)	(0.2)	(9.9)
Income before provision for income taxes	$58.2	$19.8	$55.7

Provision for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Current:
Federal	$19.7	$4.2	$8.8
State	6.1	0.9	1.3
Foreign	(0.1)	—	0.1
Total Current	25.7	5.1	10.2
Deferred:
Federal	(10.5)	(1.9)	(0.4)
State	(2.3)	1.4	1.5
Foreign	—	—	—
Total Deferred	(12.8)	(0.5)	1.1
Provision for income taxes	$12.9	$4.6	$11.3

Income tax provision at the federal statutory rate is reconciled to the Company’s provision for income taxes as follows:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Income tax provision at federal statutory rate	$12.2	$4.1	$11.7
Taxes on foreign income which differ from the U.S. statutory rate	—	—	(0.1)
State tax expense	2.2	0.1	2.3
CARES Act impact	—	—	(4.2)
Manufacturing and research incentives	(3.5)	(1.9)	(0.6)
Nondeductible items	0.3	0.1	0.5
Uncertain tax positions	1.2	0.3	—
Valuation allowance	0.3	2.2	2.1
Bargain purchase gain	—	—	0.1
Stock-based compensation	0.2	(0.4)	(0.1)
Other items	—	0.1	(0.4)
Provision for income taxes	$12.9	$4.6	$11.3

Tax expense for fiscal year 2023 was favorably impacted by incentives for U.S. research. Tax expense was unfavorably impacted by additional unrecognized tax benefits recorded during the year.

Tax expense for fiscal year 2022 was favorably impacted by incentives for U.S. research and stock-based compensation tax deductions. Tax expense was unfavorably impacted by valuation allowances on certain state tax attributes.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency stimulus package that includes spending and tax benefits to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, allowing for net operating loss carrybacks for certain past and future losses, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Reform Act. In fiscal year 2021, the Company evaluated the impact of the CARES Act and recorded a tax benefit of $4.2 million in fiscal year 2021 for the carryback of its fiscal year 2020 net operating loss. As the Company carried the losses back to years beginning before January 1, 2020, the 2021 fiscal year tax benefit of $4.2 million is a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	October 31, 2023	October 31, 2022
Deferred tax assets:
Product warranty	$6.8	$4.9
Inventory	5.6	5.1
Deferred employee benefits	9.5	4.9
Net operating loss and credit carryforwards	8.0	7.4
Other reserves and allowances	4.4	6.5
Capitalized research expenditures	7.8	—
Gross deferred tax assets	42.1	28.8
Less: valuation allowance	(5.2)	(6.0)
Deferred tax assets	36.9	22.8
Deferred tax liabilities:
Intangible assets	(25.9)	(24.1)
Property, plant and equipment	(16.6)	(17.7)
Other	(2.6)	(2.0)
Deferred tax liabilities	(45.1)	(43.8)
Net deferred tax liability	$(8.2)	$(21.0)

The net deferred tax liabilities were recorded as noncurrent liabilities in the consolidated balance sheet for fiscal years 2023 and 2022.

As of October 31, 2023, the Company has capital loss carryforwards of $7.7 million which expire in 2026 and are offset by a valuation allowance. The Company has state net operating loss carryforwards of $84.4 million, which begin to expire in 2028 and are partially offset by a valuation allowance. The Company also has net operating loss carryforwards generated in Canada of $0.6 million and Singapore of $0.9 million, which are offset by valuation allowances because the losses are projected to expire prior to being utilized. The Company has state tax credit carryforwards of $1.5 million, which will begin to expire in 2024 and are partially offset by a valuation allowance.

The Company, or one of its subsidiaries, files income tax returns in the United States, Canada, Singapore and various state jurisdictions. With few exceptions, fiscal years 2016 through 2022 remain open to tax examination by Canadian and U.S. federal and state tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Balance at beginning of year	$3.8	$3.6	$2.7
Additions for tax positions in prior year	0.5	—	1.0
Additions for tax positions in current year	0.5	0.2	0.1
Cash settlements with taxing authorities	—	—	(0.2)
Balance at end of year	$4.8	$3.8	$3.6

If recognized, $5.6 million, $4.3 million, and $4.0 million of the Company’s unrecognized tax benefits as of October 31, 2023, October 31, 2022 and October 31, 2021, respectively, would affect the Company’s effective income tax rate.

Note 17. Commitments and Contingencies

The Company is, from time to time, party to various legal proceedings, including product and general liability claims, arising out of the ordinary course of business. Assessments of legal proceedings can involve complex judgments about future events that may rely on estimates and assumptions. When assessing whether to record a liability related to legal proceedings, the Company adheres to the requirements of Accounting Standards Codification 450, Contingencies, and other applicable guidance as necessary, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. When a range exists that is reasonably estimable and the loss is probable, the Company records an accrual in its financial statements equal to the most likely estimate of the loss, or the low end of the range, if there is no one best estimate. Additionally, these claims are sometimes covered by third-party insurance, which for some insurance policies is subject to a retention for which the Company is responsible.

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company's surety companies and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2023	October 31, 2022
Performance, bid and specialty bonds	$603.2	$572.3
Open standby letters of credit	15.9	12.3
Total	$619.1	$584.6

The increase in performance, bid and specialty bonds is attributable to municipal contracts within our F&E segment.

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreements. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $8.8 million and $11.9 million as of October 31, 2023 and October 31, 2022, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements were $490.1 million and $333.8 million as of October 31, 2023, and October 31, 2022, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant and the Company expects this pattern to continue. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2023 and October 31, 2022 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $27.2 million and $33.7 million at October 31, 2023 and October 31, 2022, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $5.4 million and $8.7 million at October 31, 2023 and October 31, 2022, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

Other Matters: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. The settlement agreement provided for a one-time cash payment of $11.5 million, which was disbursed by the Company during fiscal year 2023. The Company was also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. The Company agreed to settle all of these additional claims and recorded a loss of $2.2 million during fiscal year 2023 as related to these additional claims. The $2.2 million was paid during fiscal year 2023 and as such, there is no remaining liability as of October 31, 2023. The losses associated with the collective group of claims are included within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2023. The Company is in the process of seeking reimbursement of the settlement payments; however, the relevant insurers have so far disputed the insurance claims. Accordingly, no loss recovery asset has been recorded as of October 31, 2023.

Note 18 Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, performance stock units, restricted stock units, and restricted stock awards. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Basic weighted-average common shares outstanding	58,641,801	60,500,505	63,388,575
Dilutive stock options	1,980	12,588	65,654
Dilutive restricted stock awards	324,174	381,327	541,865
Dilutive restricted stock units	182,960	283,381	498,052
Dilutive performance stock units	24,315	—	158,479
Diluted weighted-average common shares	59,175,230	61,177,801	64,652,625

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Anti-Dilutive Common Stock Equivalents	235,755	72,892	6,009

Note 19. Business Segment Information

The Company is organized into three reportable segments based on management’s process for making operating decisions, allocating capital and measuring performance, and based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

Fire & Emergency: This segment includes (i) KME, E-One, Ferrara, Spartan ER, (ii) American Emergency Vehicles, Leader Emergency Vehicles, Horton Emergency Vehicles, and REV Ambulance Orlando. These business units manufacture and market commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries.

Commercial: This segment includes Collins Bus, ENC, Capacity and LayMor. Collins Bus manufactures, markets and distributes school buses, normally referred to as Type A school buses. ENC manufactures, markets, and distributes transit buses for on-campus transportation, in-city transit, and airport shuttle services. Capacity manufactures, markets and distributes specialized trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports. LayMor manufactures, markets and distributes industrial sweepers for both the commercial and rental markets.

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

Selected financial information of the Company’s segments is as follows:

	Fiscal Year 2023
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$1,174.4	$553.6	$912.3	$(2.3)	$2,638.0
Depreciation and amortization	$12.7	$3.2	$8.0	$2.3	$26.2
Capital expenditures	$14.5	$7.5	$7.0	$3.8	$32.8
Total assets	$751.0	$239.0	$368.9	$51.5	$1,410.4
Adjusted EBITDA	$52.5	$46.1	$91.0	$(33.0)

	Fiscal Year 2022
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$965.4	$410.2	$957.8	$(1.8)	$2,331.6
Depreciation and amortization	$14.2	$2.9	$12.9	$2.2	$32.3
Capital expenditures	$12.4	$2.0	$7.5	$2.9	$24.8
Total assets	$703.6	$232.2	$353.2	$55.6	$1,344.6
Adjusted EBITDA	$2.5	$22.3	$110.9	$(30.6)

	Fiscal Year 2021
	Fire & Emergency	Commercial	Recreation	Corporate, Other & Elims	Consolidated
Net Sales	$1,135.1	$387.3	$858.5	$(0.1)	$2,380.8
Depreciation and amortization	$12.0	$2.9	$14.2	$2.9	$32.0
Capital expenditures	$14.4	$2.4	$4.7	$3.2	$24.7
Total assets	$650.9	$190.9	$309.8	$86.7	$1,238.3
Adjusted EBITDA	$57.7	$31.0	$86.0	$(33.2)

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2023, 2022 and 2021:

	Fiscal Year 2023
	U.S. and Canada	Rest of World	Total
Fire & Emergency	$1,151.4	$23.0	$1,174.4
Commercial	553.4	0.2	553.6
Recreation	911.2	1.1	912.3
Corporate, Other & Elims	(2.3)	—	(2.3)
Total Net Sales	$2,613.7	$24.3	$2,638.0

	Fiscal Year 2022
	U.S. and Canada	Rest of World	Total
Fire & Emergency	$950.6	$14.8	$965.4
Commercial	408.7	1.5	410.2
Recreation	952.7	5.1	957.8
Corporate & Other	(1.8)	—	(1.8)
Total Net Sales—External Customers	$2,310.2	$21.4	$2,331.6

	Fiscal Year 2021
	U.S. and Canada	Rest of World	Total
Fire & Emergency	$1,092.4	$42.7	$1,135.1
Commercial	386.4	0.9	387.3
Recreation	853.3	5.2	858.5
Corporate, Other & Elims	(0.1)	—	(0.1)
Total Net Sales	$2,332.0	$48.8	$2,380.8

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

Provided below is a reconciliation of segment Adjusted EBITDA to Net income:

	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Fire & Emergency Adjusted EBITDA	$52.5	$2.5	$57.7
Commercial Adjusted EBITDA	46.1	22.3	31.0
Recreation Adjusted EBITDA	91.0	110.9	86.0
Corporate and Other Adjusted EBITDA	(33.0)	(30.6)	(33.2)
Depreciation and amortization	(26.2)	(32.3)	(32.0)
Interest expense, net	(28.6)	(16.9)	(17.3)
Loss on early extinguishment of debt	—	—	(1.4)
Provision for income taxes	(12.9)	(4.6)	(11.3)
Transaction expenses	(0.5)	(0.7)	(3.2)
Sponsor expense reimbursement	(0.3)	(0.1)	(0.4)
Restructuring	—	(9.4)	(2.5)
Restructuring related charges	(10.5)	(9.7)	(0.3)
Impairment charges	—	—	(1.5)
Stock-based compensation expense	(14.4)	(8.7)	(7.8)
Legal matters	(16.6)	(7.4)	(4.0)
Net loss on sale of business and assets	—	(0.1)	(7.9)
Loss on acquisition of business	—	—	(0.4)
Other items	(1.3)	—	(6.1)
Loss attributable to assets held for sale	—	—	(1.0)
Net Income	$45.3	$15.2	$44.4

Note 20. Subsequent Events

In preparing the accompanying consolidated financial statements, management has evaluated subsequent events for potential recognition and disclosure through the date of this filing. Other than the item noted below, no other material subsequent events were identified.

Quarterly Dividend

On December 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on January 12, 2024 to shareholders of record on December 26, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2023, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of October 31, 2023 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 8, 2023, Mr. Donn Viola informed the Company of his decision to retire and not stand for re-election to the Board of Directors of the Company when his term expires at the Company’s 2024 Annual Meeting of Stockholders. The decision by Mr. Viola not to stand for re-election is not the result of any disagreement with the Company on any matter related to the Company’s operations, policies, or practices.

The Company and the Board would like to extend their sincere appreciation to Mr. Viola for his service on the Board of Directors and with the Company and wish him well in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

The following table sets forth the name, age as of December 7, 2023 and position of the current directors of REV Group, Inc. The following also includes certain information regarding our directors’ individual experience, qualifications, attributes and skills and brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Mark A. Skonieczny	54	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Paul Bamatter(2)(3)	67	Director, Chairman
Jean Marie “John” Canan(1)	67	Lead Independent Director
Dino Cusumano(2)	49	Director
Charles Dutil(1)	57	Director
Maureen O’Connell (3)	62	Director
Joel Rotroff(3)	41	Director
Randall Swift	57	Director
Donn Viola(1)(2)	78	Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

Mark A. Skonieczny

Mr. Skonieczny has served as a member of our Board of Directors since January 2023. He has served as President and Chief Executive Officer (“CEO”) of the Company since May 2023. Prior to becoming CEO, he served as the Company’s Interim CEO from January 2023 to May 2023 and has served as Chief Financial Officer (“CFO”) since June 2020. Prior to joining REV, Mr. Skonieczny served as the Vice President and Corporate Controller at Adient PLC from 2016 through 2019. During this time, Mr. Skonieczny also held additional responsibilities as Vice President of Finance for the Global Seating Business. From 1999 through 2016, Mr. Skonieczny held numerous finance roles at Johnson Controls Inc. including Vice President of Corporate Development, Vice President of Finance – Power Solutions Business and Vice President of Finance – Building Efficiency. Mr. Skonieczny began his career as a certified public accountant with Coopers & Lybrand in 1991 and earned a bachelor’s degree in accounting from Michigan State University. Because of his extensive accounting, operational finance and business experience we believe Mr. Skonieczny is well qualified to serve on our Board.

Paul Bamatter, Chairman

Mr. Bamatter has served as a member of our Board of Directors since 2016. Mr. Bamatter served as a Vice President and Secretary of REV and many REV subsidiaries from 2008 until 2016. He is also a Senior Advisor and was previously a Partner and Chief Financial Officer at American Industrial Partners, an organization he joined in 2005. Previously, he served as Chief Financial Officer and Chief Operating Officer of Consoltex Holdings, Inc. Mr. Bamatter also served as a Senior Manager at PricewaterhouseCoopers, where he managed the worldwide audits for several banking and manufacturing multinational businesses. Mr. Bamatter graduated from Bishop’s University with a Bachelor of Business Administration degree in accounting and finance. Mr. Bamatter earned his Chartered Accountancy designation in Canada in 1981. Because of his significant academic training, current and previous financial experience and his deep knowledge of REV’s operating history, we believe Mr. Bamatter is well qualified to serve on our Board.

Jean Marie “John” Canan, Lead Independent Director

Mr. Canan has served as a member of our Board of Directors since 2016. Mr. Canan brings over 36 years of strategic, business development and financial leadership experience to REV. Mr. Canan retired from Merck & Co., Inc., where he held a number of positions, including Senior Vice President, Global Controller and Chief Accounting Officer. Mr. Canan is a member of the Board of Directors of Lectra SA, where he sits on the Audit, Remuneration and Strategy committees, as well as the Board of Molycop, a private mining consumable company. He also is the Chairman of Sauvie, Inc, a private emerging biopharma company. Mr. Canan serves on the Board of Trustees of the US subsidiary of Angkor Hospital for Children based in Cambodia. Mr. Canan graduated from McGill

University with a Bachelor of Commerce degree and is a Canadian Chartered Accountant (ret.). Because of his over 36 years of strategic, business development and financial expertise, we believe Mr. Canan is well qualified to serve on our Board.

Dino Cusumano

Mr. Cusumano has served as a member of our Board of Directors since 2016. He is a partner at American Industrial Partners, an organization he joined in 2000. Previously, he served in the Investment Banking Department of J.P. Morgan & Co. Inc., where he worked on merger and acquisition and capital raising transactions, primarily in the industrial sector. Mr. Cusumano graduated from the University of Notre Dame, where he received a Bachelor of Business of administration degree in finance. He is a CFA charter holder. Because of his extensive financial and investing background and his deep knowledge of REV’s history and organization, we believe Mr. Cusumano is well qualified to serve on our Board.

Charles Dutil

Mr. Dutil has served as a member of our Board of Directors since 2016. Mr. Dutil brings over 30 years of experience in commercial vehicle manufacturing to REV. Since 2002, he has served as President and Chief Executive Officer of Manac Inc. Before that, Mr. Dutil served in various senior positions at Manac Inc., including Executive Vice President and Vice President of Marketing. He also sits on the Boards of Directors of Exprolink and Béton Bolduc Inc. Previously, he was a Director of the Groupe Environmental Labrie Inc., the Truck Trailer Manufacturers’ Association, FIER Entrepreneur, and Groupe Harnois. Mr. Dutil is a graduate of HEC Montréal and Western Business School. Because of his extensive business experience, we believe Mr. Dutil is well qualified to serve on our Board.

Maureen O’Connell

Ms. O’Connell has served as a member of our Board of Directors since August 2023. Ms. O’Connell has extensive experience in executive leadership and board positions in a variety of industries, including media, education, digital, retail, technology, professional services, biotech, pharma, homebuilding, real estate and insurance. Ms. O’Connell also serves as a Board Member for ISACA, HH Global Ltd., Northwest Healthcare Properties REIT and Acacia Research Corporation. From 2007 to 2017, Ms. O'Connell served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Scholastic, Inc. Ms. O’Connell is also a National Association of Corporate Directors certified Director. Because of her extensive finance, operations, supply chain and technology background and financial expertise gained through multiple finance roles at public companies, we believe Ms. O’Connell is well qualified to serve on our Board.

Joel Rotroff

Mr. Rotroff has served as a member of our Board of Directors since 2016. Mr. Rotroff is a partner at American Industrial Partners, an organization he joined in 2012. Mr. Rotroff previously served as an analyst and associate at Baird Private Equity from 2006 to 2010. Prior to his employment with Baird Private Equity, Mr. Rotroff worked in the Healthcare group in the Investment Banking Division of Piper Jaffray & Co. Prior to Piper Jaffray & Co., Mr. Rotroff worked as a member of the Business Planning team at Boston Scientific. Mr. Rotroff holds a Bachelor of Science degree in biomedical engineering from the University of Wisconsin, with honors and distinction, a Master of Engineering degree from Duke University and a Master of Business Administration degree from the J.L. Kellogg School of Management at Northwestern University. Because of his extensive financial experience, we believe Mr. Rotroff is well qualified to serve on our Board.

Randall Swift

Mr. Swift has served as a member of our Board of Directors since March 2020. He is an Operating Partner at American Industrial Partners, an organization he joined in 2015. Prior to joining American Industrial Partners, he served as the President and CEO of a number of diverse industrial businesses including Heil Trailer International as well as several of the predecessor companies to REV Group, Inc. (Capacity of Texas, Collins Industries and Allied Specialty Vehicles Inc.). Prior to his affiliation with American Industrial Partners, Mr. Swift held various management positions within the Cummins distributor organization. Mr. Swift is an engineer by education with a Bachelor of Science in electrical engineering from Minnesota State University. Because of his operational and industrial expertise, we believe Mr. Swift is well qualified to serve on our Board.

Donn Viola

Mr. Viola has served as a member of our Board of Directors since 2016. Mr. Viola was the Chief Operating Officer of Donnelly Corporation from 1996 until his retirement in 2002. Prior to this, he served as Chief Operating Officer and as a director of Mack Trucks Inc. He previously served on the Boards of Directors of Manac Inc., Williams Controls, Inc., Defiance Metal Products, and Unique Fabricating, Inc. Mr. Viola holds a Bachelor of Science in mechanical engineering from Lehigh University. Because of his extensive management background, we believe Mr. Viola is well qualified to serve on our Board.

EXECUTIVE OFFICERS

The following table sets forth the name, age as of December 7, 2023 and position of the individuals who currently serve as the executive officers of the Company. The following also includes certain information regarding our officers’ individual experience, qualifications, attributes and skills (information for Mr. Skonieczny is set forth above in the “Directors” section in this Annual Report on Form 10-K.

Name	Age	Position
Mark A. Skonieczny	54	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Joseph LaDue	44	VP, Corporate Controller and Chief Accounting Officer
Stephen Zamansky	53	SVP, General Counsel and Secretary

Joseph LaDue, Vice President, Corporate Controller and Chief Accounting Officer

Mr. LaDue serves as Vice President, Corporate Controller and Chief Accounting Officer of REV. Prior to his appointment as Chief Accounting Officer of the Company in December 2022, Mr. LaDue, 44, previously served as Corporate Controller of the Company since January 2021 and Assistant Corporate Controller of the Company since December 2018. Prior to joining the Company, Mr. LaDue spent 13 years in public accounting, including as a Senior Audit Manager at KPMG LLP. Mr. LaDue is a CPA and holds a master’s degree in accounting from the University of Nebraska – Lincoln and a bachelor's degree in accounting from the University of Wisconsin – Milwaukee.

Stephen Zamansky, Senior Vice President, General Counsel and Secretary

Mr. Zamansky has served as Senior Vice President, General Counsel and Secretary of REV since October 2023. Mr. Zamansky, 53, previously served as the Senior Vice President, General Counsel and Secretary at Cooper Tire & Rubber Company from April 2011 through June 2021. Prior to Cooper Tire, he held the same title at Essar Minerals Americas Inc. from 2008 through 2011, and previously served as General Counsel of Titan Energy and DSL.net, Inc. Mr. Zamansky obtained his law degree from Boston College Law School and holds a bachelor’s degree from the University of Michigan.

Section 16(A) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during fiscal year 2023.

Corporate Governance

Corporate Governance Guidelines and Code of Conduct

We have adopted corporate governance guidelines and a code of conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our corporate governance guidelines and code of conduct are available on our website. We intend to disclose any amendments to such documents, or any waivers of their requirements applicable to certain officers, on our website at www.revgroup.com.

Committees of the Board of Directors

Our Board has three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The charter of each committee is available on our website at www.revgroup.com.

Audit Committee

Our audit committee is composed of Messrs. Canan, Dutil and Viola, with Mr. Canan serving as chairman of the committee. Our Board has determined that each member of the audit committee meets the independence requirements under the applicable rules and regulations of the SEC and the applicable listing standards of the NYSE and all members of the audit committee meet the financial literacy requirements under the applicable rules and regulations of the SEC and the applicable listing standards of the NYSE.

Our Board has determined that all members of the audit committee qualify as “audit committee financial experts” as defined under SEC rules.

The audit committee’s responsibilities include, among other things:

•
appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;
•
pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements;
•
reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures (including risk factors and forward-looking statements), as well as critical accounting policies and practices used by us;
•
reviewing the adequacy and effectiveness of our internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•
monitoring the effectiveness of our compliance policies and our compliance with legal and regulatory requirements particularly as they relate to our consolidated financial statements and accounting matters;
•
reviewing and discussing with management risks associated with our business, and our policies on risk assessment and risk management;
•
oversight of our information security program;
•
preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement;
•
reviewing our code of conduct annually;
•
periodically reviewing matters relating to our finance, treasury and tax activities; and
•
reviewing all related person transactions for potential conflict of interest situations and approving any such transactions.

Compensation Committee

Our compensation committee is composed of Messrs. Bamatter, Cusumano and Viola, with Mr. Cusumano serving as chairman of the committee. The compensation committee’s responsibilities include, among other things:

•
annually reviewing and approving corporate and personal goals and objectives relevant to the compensation of our chief executive officer and all our officers who report directly to the chief executive officer and all our officers who are “insiders” subject to Section 16 of the Exchange Act;
•
evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our chief executive officer;
•
reviewing and making recommendations to the Board with respect to the compensation of our other executive officers;
•
appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;
•
assessing the independence or the existence of any conflict of interest with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee in accordance with the applicable rules and regulations of the SEC and the applicable listing standards of the NYSE;
•
reviewing and establishing our overall management compensation philosophy and reviewing our executive compensation programs, including our retirement benefits, to determine that they are aligned with our philosophy;
•
assisting the Board in overseeing and administering our equity compensation arrangements and similar plans;
•
reviewing and approving our policies and procedures for the grant of equity-based awards;
•
reviewing and making recommendations to the Board with respect to director compensation; and

•
reviewing and discussing with management the compensation discussion and analysis, and preparing the compensation committee report, to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Ms. O’Connell and Messrs. Bamatter and Rotroff, with Mr. Bamatter serving as chairman of the committee. The nominating and corporate governance committee’s responsibilities include:

•
identifying and evaluating Board of Director candidates, including nominees recommended by stockholders, taking into account each candidate’s ability, judgment, diversity and experience and the overall diversity and composition of the Board, and ensuring the candidate pool includes diverse candidates;
•
identifying individuals qualified to become members of the Board;
•
recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;
•
developing, recommending approval of, and periodically reviewing a set of corporate governance principles that comply with the applicable listing standards of the NYSE;
•
articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;
•
establishing policies and procedures for the receipt and retention of non-accounting-related complaints and concerns;
•
oversight of our ESG program;
•
reviewing and recommending to the Board practices and policies with respect to the evaluation of directors and the Chief Executive Officer, and overseeing the evaluation process;
•
considering and reporting to the Board any questions of possible conflicts of interest of board of directors members;
•
providing for new director orientation and continuing education for existing directors on a periodic basis; and
•
overseeing management’s practices, procedures and plans relating to succession planning for the Chief Executive Officer and direct reports.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation of our named executive officers is determined under our compensation program for senior executives. This program is overseen by the Board and its compensation committee (referred to as the “Compensation Committee”). The Board determines the compensation of our executive officers in consultation with the recommendations of the Compensation Committee.

This compensation discussion and analysis focuses on our executive officers listed in the Summary Compensation Table and the other compensation tables below (referred to as our “named executive officers”). Our named executive officers for fiscal year 2023 include our (i) executive officers who served in the roles of our principal executive officer and principal financial officer during fiscal year 2023, (ii) two next most highly compensated executive officers during fiscal year 2023, and (iii) executive officers whose employment with the Company terminated during fiscal year 2023, but who would otherwise have been named executive officers. Our named executive officers for fiscal year 2023 were:

•
Mark A. Skonieczny, President, Chief Executive Officer and Interim Chief Financial Officer;
•
Joseph LaDue, VP, Corporate Controller and Chief Accounting Officer;
•
Stephen Zamansky, SVP, General Counsel and Secretary;
•
Rodney N. Rushing, former Chief Executive Officer;
•
Stephen W. Boettinger, former SVP, General Counsel and Secretary; and
•
Christopher M. Daniels, former SVP and Chief Human Resources Officer.

On December 18, 2022, Mr. LaDue was promoted to VP, Corporate Controller and Chief Accounting Officer. Messrs. Rushing, Boettinger and Daniels’ employment with the Company terminated on January 26, April 28 and June 30, 2023, respectively. On January 27, 2023, the Board elected Mr. Skonieczny as Interim President and Chief Executive Officer, in addition to his then-role of Chief Financial Officer. On May 18, 2023, the Board elected Mr. Skonieczny as the Company’s permanent President and Chief Executive Officer, and he continued serving as Interim Chief Financial Officer. On October 30, 2023, Mr. Zamansky joined the Company as SVP, General Counsel and Secretary.

Principal Objectives of Our Compensation Program for Named Executive Officers

Our executive team is critical to our success and to building value for our stockholders. The principal objectives of our executive compensation program are to:

•
attract, retain and motivate high-caliber executive officers by providing a total compensation program that takes into consideration competitive market requirements and strategic business needs;
•
clearly align the financial interests of executive officers with those of our stockholders;
•
encourage behavior consistent with our values and reinforce ethical business practices; and
•
appropriately reward executive officers for creating long-term stockholder value.

Compensation Setting Process

Our Chief Executive Officer recommends both the contractual and discretionary compensation of the named executive officers, other than himself, to our Board. Our Board has historically had overall responsibility for overseeing our executive compensation policies and compensation plans and programs, with the assistance of our Compensation Committee. In consultation with our Chief Executive Officer, our Compensation Committee and Board review our achievements as a company and those of our executive officers when determining the specific type and level of compensation of our named executive officers.

We believe the levels of compensation we provide should be competitive, reasonable and appropriate to attract and retain talent to meet our business needs. In addition to certain information provided by Aon Consulting, Inc. (“Aon”), with respect to executive officer and director compensation matters as discussed below, we have informally considered the competitive market for corresponding positions within comparable geographic areas and companies of similar size, industry and stage of development. The Board and the Company have also used a defined peer group for benchmarking executive pay levels and practices. The Board reviewed various data provided by our compensation consultants and selected the following twelve peer companies:

Alamo Group Inc.

Astec Industries, Inc.

Blue Bird Corporation

Federal Signal Corporation

Hyster-Yale Materials Handling, Inc.

LCI Industries

Miller Industries, Inc.

The Manitowoc Company, Inc.

The Shyft Group, Inc.

Titan International, Inc.

Wabash National Corporation

Winnebago Industries, Inc.

For fiscal year 2023, Titan International, Inc was added as a peer company and Oshkosh Corporation and Thor Industries, Inc were removed as peer companies. These changes were made to ensure the peer group continues to contain companies of similar size (both in terms of revenue and market capitalization) and industry.

Compensation was determined with the application of subjective discretion rather than by applying a rigid formula or matrix to set total compensation in relation to compensation paid by peer companies. Our historical approach has been to consider competitive compensation practices and other factors, such as how much compensation was necessary to recruit and retain an executive officer, as well as individual performance.

For the named executive officers (other than our Chief Executive Officer), our Chief Executive Officer has considered each named executive officer’s responsibilities and prior experience. Our Chief Executive Officer then consults with the Compensation Committee and Board on his recommendations regarding base salary increases, formula based and discretionary bonus and incentive amounts and equity award amounts and advises them regarding the compensation program’s ability to attract, retain and motivate executive talent. These recommendations reflect compensation levels that our Chief Executive Officer believes are commensurate with each named executive officer’s individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as our Company’s performance and competitive offerings, and the peer company benchmarking data.

In determining our Chief Executive Officer’s compensation, the Board takes into consideration our performance, our Chief Executive Officer’s contribution to that performance and the desire to retain and motivate the Chief Executive Officer, and the peer company benchmarking data.

The Compensation Committee assists the Board in the administration of our executive compensation program in accordance with its charter, including making recommendations to our Board for approval of various matters.

Role of Compensation Consultant

Aon provides guidance and advice on compensation-related matters. We use a proprietary job grading system, as well as broad-based salary survey data, from Willis Towers Watson. The aggregate cost to the Company of these additional products and services did not exceed $120,000 during fiscal year 2023. In connection with our engagement of both Aon and Willis Towers Watson, our Board conducted an assessment of potential conflicts of interest of each of Aon and Willis Towers Watson, and no conflicts of interest relating to either of their services were identified.

Shareholder Engagement and Say-on-Pay Vote

We are committed to open and ongoing communication with our shareholders, including with respect to executive compensation and corporate governance matters.

At our 2023 Annual Meeting, our shareholders approved by more than 98% of the votes cast, on an advisory basis, the 2022 compensation of our named executive officers. The Compensation Committee has carefully considered the results of the advisory vote and believe that those results validate our executive compensation program, performance assessment and decision-making process.

Elements of Compensation

The following is a discussion of the primary elements of the compensation for each of our named executive officers.

Annual Base Salary

We believe that providing each of our named executive officers a competitive annual base salary is an important component of compensation. A competitive annual base salary provides a degree of financial stability to our named executive officers that enhances their performance on behalf of our stockholders and is critical to recruiting and retaining our named executive officers. We do not have formal written policies or guidelines for setting or adjusting the annual base salary of our named executive officers but instead make a subjective determination based on certain factors that we believe are relevant. Specifically, we will consider the executive’s experience, responsibilities and unique leadership skills as well as any changes in the competitive market environment. For fiscal year 2023, survey and proxy data were considered in recommendations made by the Chief Executive Officer to the Board for changes in the base salaries of the other executive officers, if any. For fiscal year 2023, survey and proxy data were also considered in recommendations made to the Board for changes in the base salaries of our Chief Executive Officer. Any changes were consistent with market data, the experience and performance of the executive officers.

Annual Cash Incentive Program

An annual cash incentive program is recognized as a competitive element of executive compensation and is critical to recruiting and retaining our named executive officers. Further, it incentivizes our named executive officers to achieve annual results in line with the expectations of our shareholders. For fiscal year 2023, our named executive officers participated in the REV Group Management Incentive Plan, which we refer to as the MIP. The MIP metrics, targets and weighting used to calculate payments for the named executive officers were based on full Company performance and were the same as those used for calculating MIP payment for all corporate employees. The MIP calculations for employees at a division or business unit level used similar types of metrics as the corporate MIP, but the metrics and targets were based at least partially on division and/or business unit performance, and weighting between metrics differed based on an employee’s division or business unit position. Under the MIP, incentive payments for named executive officers are based on each named executive officer’s incentive target and the achievement of company performance metrics as well as individual performance metrics as set forth below. The Board, in its discretion, may increase or reduce the size of any payout under the MIP. For fiscal year 2023, the incentive targets for our named executive officers, as a percentage of base salary, were as follows:

•
Mark A. Skonieczny— prorated during the year: 100% target for 6.5 months for his term as CFO and interim CEO; 120% for his term as CEO.
•
Joseph LaDue—40%
•
Stephen Zamansky—not eligible for MIP for fiscal year 2023 due to the timing of his hire date in relation to our fiscal year.
•
Rodney N. Rushing—not eligible for MIP for fiscal year 2023 due to termination of employment.
•
Stephen W. Boettinger— not eligible for MIP for fiscal year 2023 due to termination of employment.
•
Christopher M. Daniels— not eligible for MIP for fiscal year 2023 due to termination of employment.

Whether named executive officer participants of the MIP would be eligible to receive incentive payments was determined based on a combination of the Company’s annual Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and adjusted for certain items the Company believes are not indicative of the company’s ongoing operating performance) and annual average net working capital as a percent of sales (“Average NWC”). Adjusted EBITDA is a non-GAAP metric that represents net income before interest expense, income taxes, depreciation and amortization, adjusted for other one-time and noncash expense items. The annual corporate targets for fiscal year 2023 were established at $130 million of Adjusted EBITDA and Average NWC of 14.7%. Threshold performance levels of both 90% of Adjusted EBITDA target and 75% of NWC target must be met before any annual incentive payments are made to our named executive officers. At 75-90% of NWC target and 90% of Adjusted EBITDA target, MIP participants receive 15% of the annual portion of their individual incentive target. At 90% achievement of annual targets, MIP participants receive 30% of the annual portion of their individual incentive target. At 100% achievement of annual targets, MIP participants receive 100% of the annual portion of their individual incentive targets. Participants can achieve a maximum incentive payment of 200% of individual incentive target if annual Adjusted EBITDA is 20% better than target and Average NWC is 20% better than target. For fiscal year 2023, a MIP payout factor of 180% was achieved; the Company’s annual Adjusted EBITDA met 120% of target and the Average NWC met 110% of target.

Participants’ calculated MIP may be adjusted by an Individual Performance Factor that can adjust each participants’ calculated award up or down by 20% based on their individual performance. Our Board has discretion to adjust the MIP payout for our Chief Executive Officer. Our Chief Executive Officer may recommend adjustments to the MIP payouts of the other named executive officers to our Board. Criteria used to determine if an award will be adjusted is based on performance on individual goals, including impact to business results, and demonstration of REV Behaviors and how results are achieved.

REV Behaviors are a list of expectations for employees, supervisors/managers and senior leaders across the organization.  The REV Behaviors pair our values with concrete descriptions of how we work and the way we get things done.  We use the REV Behaviors in many of our key people processes, including interviewing, individual performance goal plans, performance reviews, and individual performance factor adjustments for our MIP and LTIP.  REV behaviors don't denote “what” an employee does on the job, but rather “how” they get their work done.

Long-Term Equity Compensation

Our shareholder approved omnibus incentive plan (“Omnibus Plan”) provides for the grant of incentive and non-qualified stock options, SARs, restricted stock, RSUs, performance awards, deferred awards, other share-based awards and other cash-based awards.

The Board, or, to the extent authority is delegated by the Board, the Compensation Committee or other committee (each, an, “Administrator”) will determine the effect of a termination of employment or service on outstanding awards, including whether the awards will vest, become exercisable, settle or be forfeited. Under the Omnibus Plan, in the event of a change in control, except as otherwise provided in the applicable award agreement, the Administrator may provide for: (1) continuation or assumption of outstanding awards under the Omnibus Plan by us (if we are the surviving corporation) or by the surviving corporation or its parent; (2) substitution by the surviving corporation or its parent of awards with substantially the same terms and value as such outstanding awards under the Omnibus Plan; (3) acceleration of the vesting (including the lapse of any restrictions, with any performance criteria or conditions deemed met at target) or the right to exercise outstanding awards immediately prior to the date of the change in control and the expiration of awards not timely exercised by the date determined by the Administrator; or (4) in the case of outstanding stock options and SARs, cancelation in consideration of a payment in cash or other consideration equal to the intrinsic value of the award.

For fiscal year 2023, our named executive officers received grants of restricted stock awards (“RSAs”) or Restricted Stock Units (“RSUs”), or (in the case of Mr. Skonieczny upon his promotion to President and Chief Executive Officer) Performance Shares Units (“PSUs”). These grants provide long-term incentives to our named executive officers while aligning their interests with our stockholders. RSAs and RSUs generally vest in equal, annual installments over a four-year period, but may have a shorter vesting period, as in the case of new hires who are forfeiting compensation to previous employers. PSUs generally vest upon attainment of specific performance measures. When determining each named executive officer’s award, we considered market compensation data, the executive’s performance, experience, responsibilities and unique leadership skills, as well as the retentive effect of the equity award. In fiscal year 2023, we did not grant any stock options under the Omnibus Plan to our named executive officers.

Participants’ annual equity awards may be adjusted by an Individual Performance Factor that can adjust each participants’ award up or down by 50% based on their individual performance. Our Board has discretion to adjust the equity award for our Chief Executive Officer. Our Chief Executive Officer may make recommendations to adjust equity awards of the named executive officers to our Board. Criteria used to determine if an award will be adjusted is based on performance on individual goals, including impact to business results, and demonstration of REV Behaviors and how results are achieved.

We anticipate that we will continue to use equity awards as an integral part of our executive compensation program. Equity awards are an important component of compensation for named executive officers and other executive leadership positions. REV Group provides annual equity awards in alignment with market compensation practices and to align interests with our stockholders.

Employment Arrangements with Named Executive Officers

Offer Letters

Each of our named executive officers received an offer letter from the Company that follows a common template and sets forth the named executive officer’s annual base salary and cash incentive payment based on a target level of annual base salary.

Severance and Change in Control Agreements

We maintain a severance policy (the “Severance Policy”), and, in addition, each of our named executive officers have signed a Change in Control Severance Agreement (the “CIC Agreements”). The purpose of the Severance Policy and the CIC Agreements is to provide reasonable and consistent severance benefits upon qualifying termination events. The severance policy and CIC Agreements are described in more detail below under “—Potential Payments Upon Termination or Change in Control”.

Restrictive Covenant Agreements

Each of our named executive officers is a party to the REV Restrictive Covenant Agreement (the “Restrictive Covenant Agreement”), which provides that during the employment period and for one year following a termination of employment, the named executive officer will not, directly or indirectly, solicit our employees or customers. The Restrictive Covenant Agreement also prevents each named executive officer from directly or indirectly competing with the Company during the employment period and for one year following a termination of employment. The Restrictive Covenant Agreement contains a perpetual nondisclosure covenant.

Special Arrangements with our Named Executive Officers in Fiscal Year 2023

In connection with his appointment as the Company’s Interim President and Chief Executive Officer effective January 27, 2023, we granted Mr. Skonieczny (i) an incremental monthly cash payment of $40,000 (which continued to be payable through the end of September 2023), plus a $5,000 carryover payment made in October 2023, (ii) 20,000 shares of restricted stock vesting on December 31, 2023, (iii) an increase in his severance benefit from 12 to 18 months of salary continuation in the event his employment is terminated without cause, (iv) an extension of his moving allowance for an additional two years and (v) a fiscal year 2023 cash bonus opportunity equal to 100% of his base salary. In connection with his appointment as the Company’s President and Chief Executive Officer, we entered into an offer letter with Mr. Skonieczny on May 17, 2023 providing that Mr. Skonieczny (i) will receive an initial annual base salary of $900,000 and (ii) will be eligible to participate in the MIP for fiscal year 2023, prorated between 100% of his prior salary and 120% of his new salary based on Company and individual performance. Additionally, we granted Mr. Skonieczny (i) an initial restricted stock award of 80,000 shares, vesting in equal 25% annual installments beginning on December 31, 2023, (ii) an additional performance share unit award equivalent to $1,800,000, or 169,651 PSUs, which will vest upon achieving $180,000,000 Adjusted EBITDA in any trailing four-quarter period up to April 30, 2026 and (iii) an LTIP target of 300% of his base salary for fiscal year 2024.

In connection with Messrs. Rushing, Boettinger and Daniels’ termination of employment in fiscal year 2023, the Company entered into a separation agreement. Each separation agreement includes confidentiality and non-disparagement covenants, as well as a release of claims in favor of the Company and its affiliates. For a discussion of the severance payments made to each executive, please refer to the “Payments Made - Potential Payments Upon Termination or Change in Control” section in this Annual Report on Form 10-K.

Other Benefits

Retirement Plan

We maintain a qualified defined contribution 401(k) plan for all of our employees. Our named executive officers participate in this plan on the same basis as our employees generally. Under the plan, employees may elect to defer eligible pay up to the annual maximum allowed under the Internal Revenue Code. The Company makes a safe harbor matching contribution equal to 100% of the first 3% of salary contributed by a participating employee, and a 50% matching contribution of the next 2% of salary contributed by a participating employee, for a total employer matching contribution of 4%. Company matching contributions begin after enrollment, and participating employees are 100% vested immediately in such contributions.

Deferred Compensation Plan

Our named executive officers and all of our highly compensated employees (as defined in the Internal Revenue Code) are eligible to participate in the REV Group, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Eligibility to participate in the deferred compensation plan is limited to a select group of management or highly compensated employees. Participants are permitted to defer between 1% and 100% of their base salary and annual incentive payment. Participants select the allocation of their accounts among investment indices selected by the Company. The Company does not provide matching contributions to participants of the deferred compensation plan. Our Board may amend the plan at any time, as long as such amendment does not have any retroactive effect to reduce any amounts allocated to a participant’s accounts. None of our named executive officers currently participate in the deferred compensation plan.

Health, Welfare and Other Benefit Plans

Our named executive officers are entitled to the same health and welfare benefits as our employees generally, including medical, dental and vision insurance, as well as flex and health savings accounts, life insurance, short-term disability insurance (fully paid by the Company), long-term disability insurance, accident insurance and critical illness insurance.

We offer relocation benefits to newly hired named executive officers as necessary. Our named executive officers did not receive any other perquisites in fiscal year 2023 and we do not provide any named executive officer with any tax gross-ups or other reimbursement for amounts the executive officer might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code or otherwise.

Compensation Risk Assessment

Our Compensation Committee has performed a review of compensation policies and practices for all of our employees and has concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Stock Ownership Guidelines

We believe it is important for our named executive officers to be owners in the Company to ensure the alignment of their goals with the interests of our stockholders. We established guidelines of equity ownership for our Chief Executive Officer equivalent to five times his base salary and for our other named executive officers equivalent to three times their respective base salaries. Further, the guidelines also expect independent directors who are not employed by American Industrial Partners to own equity equal to three times their annual cash retainer for serving on the board, if any. Each has a transition period of five years to meet the requirements set forth in the guidelines to the extent they are not currently in compliance with this guideline. As of the date hereof, our named executive officers and directors have either achieved these guidelines or are on track to achieve the guidelines within the required five-year period. The Compensation Committee reviews the stock ownership of the executive officers and directors on an annual basis to ensure compliance with the ownership guidelines. In early fiscal year 2024, we updated our stock ownership guidelines, such that our executive officers who report to the Chief Executive Officer must obtain the equivalent to three times their base salaries, and other executive officers must obtain the equivalent to two times their base salaries.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally imposes a $1 million cap on federal income tax deduction for compensation paid to our Chief Executive Officer and to certain other highly compensated officers during any fiscal year. The Board and our Compensation Committee continues to have the flexibility to pay nondeductible compensation if it believes it is in the best interests of the Company, including when it believes such payments are appropriate to attract and retain executive talent.

Any equity awards that may be granted to our employees, including our executive officers, pursuant to the Omnibus Plan or any other long-term incentive plans that we may adopt, will be reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with FASB Accounting Standards Codification, Topic 718, “Compensation—Stock Compensation.”

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to each of our named executive officers during fiscal years 2023, 2022 and 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark A. Skonieczny,
President, Chief Executive	2023	669,290	325,000	3,509,597	1,377,157	13,200	5,894,244
Officer and Interim Chief	2022	484,100	—	1,651,350	—	12,200	2,147,650
Financial Officer (5)	2021	470,000	—	674,038	391,275	15,780	1,551,093
Joseph LaDue,
VP, Corporate Controller	2023	226,165	—	112,032	162,838	9,513	510,548
and Chief Accounting
Officer (6)
Stephen Zamansky,
SVP, General Counsel and	2023	3,462	—	623,370	—	—	626,832
Secretary (6)
Rodney N. Rushing,
Former Chief Executive	2023	242,846	—	(6) 2,590,487	—	696,621	3,529,954
Officer	2022	902,000	—	2,556,830	—	12,200	3,471,030
	2021	880,000	—	3,810,528	1,172,160	11,600	5,874,288
Stephen W. Boettinger,
Former SVP, General	2023	221,453	—	(6) 399,864	—	340,521	961,838
Counsel and Secretary	2022	417,685	—	394,675	—	12,200	824,559
	2021	404,229	—	395,680	306,464	11,600	1,117,973
Christopher M. Daniels,
Former SVP and Chief	2023	290,469	—	(6) 392,508	—	150,906	833,883
Human Resources Officer	2022	410,000	—	387,441	—	12,200	809,641
	2021	400,000	—	409,774	310,800	11,600	1,132,174
(1)
The $325,000 for Mr. Skonieczny reflects the $40,000 incremental monthly cash payment paid from February 2023-September 2023, plus a $5,000 carryover payment made in October 2023.
(2)
Represents the aggregate grant date fair value of RSU, RSA and PSU awards calculated in accordance with FASB ASC Topic 718. The assumptions we used in valuing RSA and PSU awards are described in Notes 2 and 15 to our fiscal year 2023 audited consolidated financial statements.
(3)
The amounts reported in this column represent the amounts earned under the MIP for fiscal year 2021, fiscal year 2022 and fiscal year 2023, paid in fiscal year 2022, fiscal year 2023 and fiscal year 2024, respectively.
(4)
Reflects the following for fiscal year 2023:
i.
Company matching contributions under the 401(k) plan in the amounts of $13,200 to Mr. Skonieczny, $9,513 to Mr. LaDue, $2,775 to Mr. Rushing, $5,626 to Mr. Boettinger, and $8,446 to Mr. Daniels.
ii.
Severance benefits in the amount of $659,154 to Mr. Rushing, $206,834 to Mr. Boettinger, and $129,939 to Mr. Daniels.
iii.
Payments for accrued but used vacation in the amounts of $34,692 for Mr. Rushing, $28,061 for Mr. Boettinger, and $12,521 for Mr. Daniels.
iv.
Mr. Boettinger received $100,000 in consulting fees.
(5)
Mr. Skonieczny served as Chief Financial Officer up until January 27, 2023. From January 27 through May 17, 2023 he served as CFO and Interim CEO. On May 18, 2023 he was appointed President and Chief Executive Officer and continues to serve as Interim CFO.
(6)
Because this named executive officer was an NEO only in 2023, no disclosure is included for 2022 or 2021.
i.
Mr. LaDue was appointed VP, Corporate Controller and Chief Accounting Officer in December 2022. His values for fiscal year 2023 reflect the full fiscal year.

ii.
Mr. Zamansky was hired as SVP, General Counsel and Secretary on October 30, 2023. His values for fiscal year 2023 reflect the portion of the fiscal year he was employed by the Company.
(7)
The employment of Messrs. Rushing, Boettinger and Daniels terminated effective January 26, 2023, April 28, 2023 and June 30, 2023 respectively. Any stock awards that were granted to each named executive officer in fiscal year 2023 were forfeited.

Grants of Plan-Based Awards

In fiscal year 2023, each of the named executive officers then employed by the Company received an award of restricted stock or restricted stock units equal to a percentage of their base salary for fiscal year 2023 as follows: Mr. Rushing received 300%, Mr. Skonieczny received 150%, Mr. Boettinger and Mr. Daniels each received 100% and Mr. LaDue received 40%. Mr. LaDue received an additional award of restricted stock units equal to $20,000 on December 8, 2022.

Mr. Skonieczny received an award of 20,000 restricted stock in January when he assumed the role of Interim CEO. In connection with his appointment as Chief Executive Officer in May 2023, Mr. Skonieczny received an additional performance share award with a target value at grant of $1,800,000, or 169,651 PSUs, and an additional restricted stock award of 80,000.

Mr. Zamansky received an award of 43,776 restricted stock on October 31, 2023 in connection with his appointment as SVP, General Counsel and Secretary.

	Award/		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	Grant Date Fair Value of Stock and Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Awards
Name	Type	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)
Mark A. Skonieczny	PSUs	5/18/2023 (2)	—	—	—	—	169,651	169,651	—	1,730,440
	RSAs	5/18/2023 (3)	—	—	—	—	—	—	80,000	816,000
	RSAs	1/26/2023 (4)	—	—	—	—	—	—	20,000	268,000
	RSAs	12/8/2022 (3)	—	—	—	—	—	—	52,544	695,157
	MIP		—	765,087	1,530,175	—	—	—	—	—
Joseph LaDue	RSUs	12/8/2022 (3)	—	—	—	—	—	—	8,468	112,032
	MIP		—	90,466	180,932	—	—	—	—	—
Stephen Zamansky	RSAs	10/31/2023 (5)	—	—	—	—	—	—	43,776	623,370
Rodney N. Rushing (6)	RSAs	12/8/2022	—	—	—	—	—	—	195,804	2,590,487
Stephen W. Boettinger (6)	RSAs	12/8/2022	—	—	—	—	—	—	30,224	399,864
Christopher M. Daniels (6)	RSAs	12/8/2022	—	—	—	—	—	—	29,668	392,508
(1)
Represents potential payouts under awards granted in the 2023 fiscal year under the MIP upon satisfaction of certain performance conditions.
(2)
Mr. Skonieczny's PSUs will vest upon achieving $180,000,000 Adjusted EBITDA in any trailing four-quarter period up to April 30, 2026.
(3)
The 12/8/2022 and 5/18/2023 RSA grants for Mr. Skonieczny and the 12/8/2022 RSU grant for Mr. LaDue will vest in four equal installments on each of December 31, 2023, 2024, 2025 and 2026.
(4)
The 1/26/2023 RSA grant for Mr. Skonieczny will vest on December 31, 2023.
(5)
The 10/31/2023 RSA grant for Mr. Zamansky will vest in four equal installments on each of December 31, 2024, 2025, 2026 and 2027.
(6)
Messrs. Rushing, Boettinger, and Daniels received RSA grants on December 8, 2022 that were subsequently cancelled upon their termination.
i.
Mr. Rushing received a grant of 195,804 RSAs with a grant date fair value of $2,590,487
ii.
Mr. Boettinger received a grant of 30,224 RSAs with a grant date fair value of $399,864.

iii.
Mr. Daniels received a grant of 29,668 RSAs with a grant date fair value of $392,508.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of October 31, 2023.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark A. Skonieczny (2)(3)	—	—	—	—	—	290,008	4,129,714	169,651	2,415,830
Joseph LaDue (1)	—	—	—	—	—	15,092	214,910	—	—
Stephen Zamansky (2)	—	—	—	—	—	43,776	623,370	—	—
Rodney N. Rushing (2)(3)(4)	—	—	—	—	—	166,646	2,373,039	66,268	943,656
Stephen W. Boettinger (2)(4)	—	—	—	—	—	23,586	335,865	—	—
Christopher M. Daniels (4)	—	—	—	—	—	—	—	—	—

(1)
The RSUs for Mr. LaDue will vest as follows: 4,938 on December 31, 2023; 4,938 on December 31, 2024; 3,099 on December 31, 2025; 2,117 on December 31, 2026.
(2)
The RSAs will vest as follows:
i.
For Mr. Skonieczny, his RSAs are scheduled to vest as follows: 122,506 on December 31, 2023; 75,887 on December 31, 2024; 58,479 on December 31, 2025; 33,136 on December 31, 2026.
ii.
For Mr. Zamansky, his RSAs are scheduled to vest as follows: 10,944 on December 31, 2024; 10,944 on December 31, 2025, 10,944 on December 31, 2026; 10,944 on December 31, 2027.
iii.
For Mr. Rushing, his RSAs are scheduled to vest as follows: 166,646 on December 31, 2023.
iv.
For Mr. Boettinger, his RSA are scheduled to vest as follows: 23,586 on December 31, 2023.
(3)
The PSUs will vest as follows:
i.
For Mr. Skonieczny, his 169,651 PSUs will vest upon achieving $180,000,000 consolidated adjusted earnings before income taxes, depreciation and amortization in any trailing four-quarter period up to April 30, 2026.
ii.
For Mr. Rushing, his 66,268 PSUs will vest upon achieving $180,000,000 consolidated adjusted earnings before income taxes, depreciation and amortization in any trailing four-quarter period up to October 31, 2024.
(4)
Per the terms of their separation agreements, Messrs. Rushing, Boettinger, and Daniels forfeited the following equity awards:
i.
Mr. Rushing forfeited 248,123 shares of restricted stock (RSAs) and 147,233 shares of equity incentive plan (PSUs)
ii.
Mr. Boettinger forfeited 52,557 shares of restricted stock (RSAs)
iii.
Mr. Daniels forfeited 75,397 shares of restricted stock (RSAs)

Option Exercises and Stock Vested

No stock options were exercised by our name executive officers during fiscal year 2023. The following table sets forth information regarding shares that were acquired on the vesting of PSUs, RSUs and RSAs during fiscal year 2023.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)
Mark A. Skonieczny	69,370	875,449
Joseph LaDue	2,821	35,601
Stephen Zamansky	—	—
Rodney N. Rushing	291,900	3,683,778
Stephen W. Boettinger	33,992	428,979
Christopher M. Daniels	33,414	421,685

Potential Payments Upon Termination or Change in Control

The information below describes the compensation and benefits due to each of our current named executive officers in the event of termination of employment or a change in control under the circumstances described below.

Severance Policy. The Severance Policy provides severance payments to participants upon an “involuntary separation from service,” which includes an elimination for lack of work, cost containment, a general reduction in force, or other reasons unrelated to job performance. An “involuntary separation from service” specifically excludes a termination of employment for cause or otherwise due to job performance or other job-related matters. Receipt of severance payments is contingent on a participant’s execution and non-revocation of a release of claims.

The following amounts reflect the severance payments our named executive officers would have been eligible to receive under the Severance Policy upon experiencing an “involuntary separation from service” on October 31, 2023:

•
Mark A. Skonieczny—$900,000
•
Joseph LaDue —$230,000
•
Stephen Zamansky —$450,000

Change in Control Severance Agreements. Our named executive officers have each signed a CIC Agreement which provides for double-trigger payments upon a qualifying termination of employment in connection with a change in control of the Company (“Change in Control”). The termination payment upon a Change in Control shall be an amount equal to two times to three times (for the CEO) the sum of (i) the named executive officer’s base salary in effect as of the termination of employment, or if higher, the named executive officer’s base salary that was in effect immediately prior to the Change in Control, plus (ii) the greater of (x) the named executive officer’s target MIP for the Company’s fiscal year that includes the named executive officer’s termination date or (y) the executive’s target MIP for the fiscal year during which the Change in Control occurred. Additionally, the CIC Agreements provide for (i) reasonable outplacement services of up to $30,000 and (ii) continuation of hospitalization, medical and dental coverage at the expense of the Company for the earlier of (A) the 18-month anniversary of the termination date or (B) such time as the Executive has obtained new employment and is covered by benefits that are as least as favorable in the aggregate to the benefits that the named executive officer received prior to termination.

The termination payment shall be contingent on the named executive officer executing a general release of claims and the expiration of the revocation period applicable to the release. Except as otherwise provided in the CIC Agreements, the termination payment shall be paid to the executive in a cash lump sum as soon as practical following the named executive officer’s execution of, and expiration of the revocation period provided for, in the release. The named executive officer shall not be required to mitigate the amount of the termination payment by securing other employment or otherwise, nor will such termination payment be reduced by reason of the named executive officer securing other employment or for any other reason. If the named executive officer is entitled to the termination payment under their CIC Agreement, the termination payment shall be in lieu of any payments under any other severance policy or practice of the Company.

Pursuant to the CIC agreements, following the termination of his or her employment with the Company for any reason, each named executive officer is generally subject to restrictive covenants of (i) trade secret non-disclosure for perpetuity; (ii) confidential information non-disclosure for two years; (iii) non-solicitation of existing or prospective clients of the Company for 24 months for the

CEO and 18 months for the other named executive officers; (iv) non-solicitation of employees of the Company for 24 months for the CEO and 18 months for the other named executive officers; and (v) non-competition for 24 months for the CEO and 18 months for the other named executive officers.

The following amounts reflect the severance payments our named executive officers would have been eligible to receive under a Change in Control Severance Agreement upon experiencing a Change in Control on October 31, 2023:

•
Mark A. Skonieczny—$5,940,000
•
Joseph LaDue —$644,000
•
Stephen Zamansky—$1,530,000

No Single Trigger Accelerated Vesting Upon Change in Control. Our named executive officers do not hold any unvested equity awards, including stock options, that would have vested if a change in control had occurred on October 31, 2023. For the purposes of Mr. Zamansky’s 10/31/2023 RSAs, in the event of both (i) a Change in Control of the Company (as defined in the CIC Agreements) and (ii) termination of employment without Cause or for Good Reason (each as defined in the CIC Agreements) within twelve (12) months following the date of such Change in Control of the Company, any unvested shares will vest immediately.

Payments Made. The following amounts reflect the severance payments received by the following named executive officers during the 2023 fiscal year:

•
Rodney N. Rushing—$659,154
•
Stephen W. Boettinger —$206,834
•
Christopher M. Daniels —$129,939

Additionally, for each of the named executive officers above, the Company agreed to pay a monthly amount equal to the portion of monthly health premiums paid by the Company for each executive officer and his eligible dependents’ coverage for a certain period of months following their termination of employment (or the period of their coverage under COBRA, if shorter), subject to applicable withholding. Mr. Boettinger also received $100,000 in consulting fees for services provided after his termination date.

OTHER COMPENSATION INFORMATION

Pay Ratio

As of October 31, 2023, our employee population consisted of 6,543 individuals, of which all were working in the United States. We identified a new median employee as of October 31, 2023 from an adjusted employee population of 6,543 because we had been using the same median employee for fiscal years 2020-2022. We calculated the median employee’s annual total compensation using the same methodology we used to determine the annual total compensation of our named executive officers in our Summary Compensation Table. Although we identified a new median employee for fiscal year 2023, our methodology for fiscal year 2023 was the same methodology used to calculate our fiscal year 2022 pay ratio.

For fiscal year 2023, our median employee’s annual total compensation was $61,408, and our Chief Executive Officer’s annual total compensation was $5,894,244. For purposes of determining our Chief Executive Officer’s annual total compensation, we elected to use the annual total compensation for Mr. Skonieczny, who served as our Chief Executive Officer on October 31, 2023. Our estimate of the ratio of our Chief Executive Officer’s annual total compensation to our median employee’s total compensation for fiscal year 2023 is 96:1. The pay ratio disclosed is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

The Compensation Committee

Dino Cusumano, Chair

Paul Bamatter

Donn Viola

Director Compensation

The following table sets forth a summary of the compensation we paid to each non-employee member of our Board for fiscal year 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation to, make any equity awards or non-equity awards to, or pay any other compensation to any of the other non-employee members of our Board in fiscal year 2023. Mr. Rushing was a member of our Board and previously served as our Chief Executive Officer and Mr. Skonieczny is a member of our Board and currently serves as our Chief Executive Officer and therefore did not receive any additional compensation for their service as a director. The directors who are employed by American Industrial Partners voluntarily waived any compensation for their service.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Paul Bamatter	—	—	—
Jean Marie "John" Canan	127,500	110,000	237,500
Dino Cusumano	—	—	—
Charles Dutil	87,500	110,000	197,500
Maureen O'Connell(3)	14,583	36,667	51,250
Joel Rotroff	—	—	—
Randall Swift	—	—	—
Donn Viola	95,000	110,000	205,000
Justin Fish(4)	—	—	—
(1)
The amounts reported in this column represent the aggregate dollar amount of all fees earned or paid in cash to each non-employee director in fiscal year 2023 for their service as a director, including any annual retainer fees, committee and/or chair fees.
(2)
The amounts reported in this column represent the grant date fair value of RSUs granted to certain non-employee members of the Board calculated in accordance with the provisions of ASC Topic 718. The valuation assumptions used in determining such amounts are described in Notes 2 and 15 to our consolidated financial statements included in the Annual Report on Form 10-K for fiscal year 2023.
(3)
Maureen O’Connell joined the board of directors on August 25, 2023. Her compensation is prorated for the fiscal year.
(4)
On August 25, 2023 Justin Fish resigned from the Board.

Our independent directors who were not employed by American Industrial Partners receive an annual retainer fee of $80,000 for their board service. The chairperson of the Audit Committee of our board will receive $22,500 for such service, and an independent chairperson of another committee who was not employed by American Industrial Partners will receive $15,000 for such service. Other independent directors who were not employed by American Industrial Partners who serve on a committee of the board will receive an additional $7,500 for their service on each committee. John Canan, in recognition of the role he holds similar to being a lead independent director of our board, will receive an additional $25,000 for such service. These fees are payable in four equal installments upon the first month of each fiscal quarter.

Independent directors who were not employed by American Industrial Partners may also receive one or more grants of equity compensation from the Company in respect of his or her service on the Board of the Company. In fiscal year 2023, our independent directors who are not employed by American Industrial Partners received an annual grant of RSUs in the amount equal to $110,000, which amount was prorated in the case of Ms. O’Connell.

As of October 31, 2023, our non-employee directors as of such date held the following outstanding RSUs (in the aggregate):

Name	RSUs
Paul Bamatter	—
Jean Marie “John” Canan	7,960
Dino Cusumano	—
Charles Dutil	7,960
Maureen O'Connell	2,739
Joel Rotroff	—
Randall Swift	—
Donn Viola	7,960
Justin Fish	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of December 7, 2023, by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•
each of our directors, nominees and named executive officers; and
•
all directors and named executive officers as a group.

A person is a “beneficial owner” of a security if that person has or shares voting or investment power over the security or if that person has the right to acquire sole or shared voting or investment power over the security within 60 days. Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days, as well as the shares subject to RSUs that are scheduled to vest and settle within 60 days, of December 7, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentage of shares beneficially owned is computed on the basis of 59,505,829 shares of our common stock outstanding as of December 7, 2023. Unless otherwise indicated below, the address for each beneficial owner listed is c/o REV Group, Inc., 245 S. Executive Drive, Suite 100, Brookfield, Wisconsin 53005.

	Shares of Common Stock Beneficially Owned
Name of beneficial owner	Common Stock	Number of Securities Beneficially Owned	Percentage
5% Stockholder
Funds associated with American Industrial Partners(1)	27,562,505	27,562,505	46.3%
Pzena Investment Management, LLC(2)	3,833,025	3,833,025	6.4%
AllianceBernstein L.P.(3)	3,094,436	3,094,436	5.2%
The Vanguard Group, Inc.(4)	3,076,744	3,076,744	5.1%

Directors and Executive Officers
Mark A. Skonieczny	399,177	399,177	*
Joseph LaDue	6,855	6,855	*
Stephen Zamansky	43,776	43,776	*
Paul Bamatter(5)	150,000	150,000	*
Jean Marie "John" Canan(6)	52,590	52,590	*
Dino Cusumano(7)	118,030	118,030	*
Charles Dutil(8)	47,044	47,044	*
Maureen O'Connell(9)	2,739	2,739	*
Joel Rotroff(10)	20,511	20,511	*
Randall Swift (11)	25,100	25,100	*
Donn Viola(12)	88,401	88,401	*
All executive officers and directors as a group (11 persons)			1.6%

*Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)
Represents 27,562,505 shares of common stock held directly or indirectly by American Industrial Partners Capital Fund IV, LP. (“Fund IV”), American Industrial Partners Capital Fund IV (Parallel), LP (“Parallel Fund”) and AIP/CHC Holdings, LLC (“AIP Holdings” and, together with Fund IV and Parallel Fund, “AIP”). AIP CF IV, LLC (“AIP GP”) is the general partner of Fund IV and the Parallel Fund. Mr. Cusumano is a senior managing member of AIP GP. He is also a managing member of AIP/CHC Investors, LLC, which is the managing member of AIP Holdings. As a result of the above, Mr. Cusumano may be deemed to share voting and dispositive power with respect to the shares held by AIP. Mr. Cusumano currently serves as a member of the Board of REV. Each of the individuals listed herein disclaim beneficial ownership of the shares of common stock held by AIP except to the extent of any pecuniary interest therein. AIP may be deemed to be a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. The address of AIP is c/o American Industrial Partners, 450 Lexington Avenue, New York, New York 10017.
(2)
According to a Schedule 13G/A filed with the SEC on January 25, 2023, Pzena Investment Management, LLC reported beneficial ownership of an aggregate 3,833,025 shares as of December 31, 2021, including sole voting and dispositive power over all shares beneficially owned. Pzena Investment Management, LLC lists its address as 320 Park Avenue, 8th Floor, New York, NY 10022 in such filing. The Schedule 13G/A may not reflect current holdings of our common stock.
(3)
According to a Schedule 13G filed with the SEC on February 14, 2023, AllianceBernstein L.P. reported beneficial ownership of an aggregate 3,094,436 shares as of December 31, 2022, including sole voting and dispositive power over all shares beneficially owned. AllianceBernstein L.P. lists its address as 1345 Avenue of the Americas, New York, NY 10105 in such filing. The Schedule 13G may not reflect current holdings of our common stock.
(4)
According to a Schedule 13G/A filed with the SEC on February 9, 2023, The Vanguard Group, Inc. reported beneficial ownership of an aggregate 3,291,089 shares as of December 31, 2022, including sole voting and dispositive power over all shares beneficially owned. The Vanguard Group, Inc. lists its address as 100 Vanguard Boulevard, Malvern, PA, 19355 in such filing. The Schedule 13G/A may not reflect current holdings of our common stock.
(5)
The address of this person is c/o American Industrial Partners, 450 Lexington Avenue, New York, New York 10017.
(6)
The address of this person is c/o REV Group, Inc., 245 S. Executive Drive, Suite 100, Brookfield, WI, 53005.
(7)
The address of this person is c/o American Industrial Partners, 450 Lexington Avenue, New York, New York 10017.
(8)
The address of this person is c/o REV Group, Inc., 245 S. Executive Drive, Suite 100, Brookfield, WI, 53005.
(9)
The address of this person is c/o REV Group, Inc., 245 S. Executive Drive, Suite 100, Brookfield, WI, 53005.
(10)
The address of this person is c/o American Industrial Partners, 450 Lexington Avenue, New York, New York 10017.
(11)
The address of this person is c/o American Industrial Partners, 450 Lexington Avenue, New York, New York 10017.
(12)
The address of this person is c/o REV Group, Inc., 245 S. Executive Drive, Suite 100, Brookfield, WI, 53005.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of October 31, 2023:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)(c)
Equity Compensation Plans Approved by Security Holders	1,433,101	—	2,335,235
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,433,101	—	2,335,235
(1)
Restricted stock units and restricted stock do not provide for an exercise price.
(2)
Includes shares that remain available for issuance under the Omnibus Plan (excluding the securities reflected in column (a)).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, during our last fiscal year, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described where required under “Executive Compensation” and “Director Compensation.”

Amended and Restated Shareholders Agreement

We are party to an amended and restated shareholders agreement with the Sponsor, entities affiliated with J.P. Morgan Securities LLC (the “JPM Holders”) and certain of our existing stockholders (the “Shareholders Agreement”) that we entered into in connection with our IPO. Pursuant to the Shareholders Agreement, the Sponsor has the following rights so long as it beneficially owns at least 15% of the then outstanding shares of our common stock:

•
to nominate the greater of five members of the Board or a majority of directors;
•
to designate the Chairman of our Board and one member to each of the audit committee, the compensation committee and the nominating and corporate governance committee;
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
•
to approve any merger, amalgamation or consolidation of the Company or the spin-off of a business of the Company with assets in excess of 15% of the consolidated assets or revenues of the Company and its subsidiaries;
•
to approve the sale, conveyance, transfer or other disposition of all or more than 15% of the consolidated assets or revenues of the Company and its subsidiaries; and
•
to approve any designation to the Board contrary to the Shareholders Agreement or the amended and restated certificate of incorporation and amended and restated bylaws.

In addition, for so long as the Sponsor beneficially owns at least 15% of the then outstanding shares of our common stock, the Sponsor is entitled to certain information rights, including the right to consult with and advise senior management, to receive quarterly and annual financial statements and to review our books and records. We are also required to cooperate with the Sponsor in connection with certain pledges of our shares or grants of security interests in respect thereof, including in connection with margin loans.

The Shareholders Agreement also provides for the reimbursement of certain expenses that the Sponsor incurs in connection with providing management services to us. During fiscal year 2023, reimbursements of expenses to the Sponsor for management services totaled $0.3 million.

The Shareholders Agreement will automatically terminate when the Sponsor ceases to beneficially own, directly or indirectly, at least 15% of the then outstanding shares of our common stock.

Registration Rights Agreement

We are party to a registration rights agreement with the Sponsor, the JPM Holders and certain other existing stockholders (each, a “Stockholder” and together, the “Stockholders”), each of which is entitled to certain demand and piggyback registration rights. As of December 7, 2023, the Stockholders held an aggregate of approximately 28,272,855 million shares of our common stock, or approximately 46.3% of the voting power of our common stock outstanding. The registration rights described below will expire on the date on which the securities subject to the registration rights agreement may be sold by the holder in a single transaction pursuant to Rule 144 promulgated under the Securities Act.

Demand Registration Rights. Subject to certain requirements and other limitations in the registration rights agreement, the Sponsor may request that we register all or a portion of their shares. Any such request must cover a quantity of shares with an anticipated aggregate offering price of at least $50.0 million. To the extent we are a well-known seasoned issuer, the Stockholders making a demand registration may also request that we file an automatic shelf registration statement on Form S-3 that covers the registrable securities requested to be registered. Depending on certain conditions, we may defer a demand registration for up to 90 days in any 12-month period. These demand registration rights remain available to the Sponsor but are no longer available to the remaining Stockholders, since upon completion of the secondary offering in June 2021, the Stockholders ceased to beneficially own a majority of the Company’s common stock.

Piggyback Registration Rights. In the event that we propose to register any of our securities under the Securities Act, either for our account or for the account of our other security holders, the Stockholders will be entitled to certain piggyback registration rights allowing each to include its shares in the registration, subject to certain marketing and other limitations. As a result, whenever we propose to file a registration statement under the Securities Act, the holders of these shares are entitled to notice of the registration.

Transfer Restrictions. The registration rights agreement contains certain transfer restrictions applicable to the parties thereto. Without the consent of the Sponsor, and subject to certain exceptions, no party to the registration rights agreement will be permitted to transfer their shares of our common stock except in a registered offering being conducted pursuant to, and in accordance with the terms of, the registration rights agreement.

Expenses; Indemnification. The registration rights agreement provides that we must pay all registration expenses (other than the underwriting discounts and commissions) in connection with effecting any demand registration or shelf registration. The registration rights agreement contains customary indemnification and contribution provisions.

Indemnification Agreements

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted under Delaware law. In addition, we have entered into customary indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related Person Transactions Policy

We have a formal, written policy with respect to the review, approval, ratification and disclosure of related person transactions. The policy requires that a “related person” (as defined in Item 404 of the SEC’s Regulation S-K) or the business leader responsible for entering into the “related person transaction” (as defined in Item 404 of the SEC’s regulation S-K) on our behalf, must, prior to entering into the related person transaction, notify our General Counsel and the chairman of our audit committee of the facts and circumstances of the proposed transaction. Under the policy, our audit committee, and, in limited circumstances, the chairman of our audit committee, is responsible for reviewing the facts and circumstances and determining whether to approve the related person transaction. In particular, our policy requires our audit committee to consider, among other factors it deems appropriate:

•
the related person’s relationship to us and interest in the transaction;
•
the material facts of the proposed transaction, including the proposed aggregate value of the transaction;
•
the impact on a director’s independence in the event the related person is a director or an immediate family member of the director;
•
the benefits to us of the proposed transaction;
•
if applicable, the availability of other sources of comparable products or services; and
•
an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

The audit committee (or audit committee chairman) may only approve those transactions that it determines, in good faith, are in, or are not inconsistent with, our best interests and those of our stockholders.

Independence

The Board has affirmatively determined that all of our directors except Mr. Skonieczny meet the definition of "independent director" under the applicable rules and regulations of the SEC and the applicable listing standards of the NYSE.

Item 14. Principal Accounting Fees and Services.

The following table provides information regarding the fees incurred to our principal accountant, RSM US LLP (PCAOB ID No. 49) (“RSM”) during the fiscal years ended October 31, 2023 (“fiscal year 2023”) and October 31, 2022 (“fiscal year 2022”). The audit committee approved all of the fees described below.

	Fiscal Year Ended
	October 31, 2023	October 31, 2022
	(in thousands)
Audit Fees(1)	$2,081	$2,001
Tax Fees	—	—
Audit-Related Fees (2)	20	—
All Other Fees	—	—
Total Fees	$2,101	$2,001
(1)
Audit fees of RSM for fiscal years 2023 and 2022 were for professional services rendered to comply with the standards of the Public Company Accounting Oversight Board (United States), including the audit of the Company’s consolidated financial statements and reviews of quarterly financial statements. Fees in 2023 and 2022 also include fees for audit services rendered in connection with statutory filings.
(2)
Audit related fees pertain to prospectus and registration statement on Form S-3, including procedures to issue a consent letter with the marketed offering.

Pre-Approval Policies and Procedures

The audit committee or a delegate of the audit committee, to the extent permitted by applicable laws, pre-approves, or provides pursuant to pre-approvals policies and procedures for the pre-approval of, all non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the audit committee and is available at www.revgroup.com.

The audit committee approved all of the audit, audit-related, tax and other services provided by RSM since our initial public offering in January 2017 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, are periodically reviewed and approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following information required under this item is filed as a part of this report:
(1)
Consolidated Balance Sheets as of October 31, 2023 and October 31, 2022

For the Fiscal Years Ended October 31, 2023, October 31, 2022, and October 31, 2021:

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

(3)
Exhibits

Refer to the Exhibit Index incorporated herein by reference. Exhibits designated with an “+” are filed as an exhibit to this report and exhibits designated with an “++” are furnished as an exhibit to this report. Exhibits designated with a “*” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed are incorporated by reference.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 7, 2017)

3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on March 5, 2020)

4.1

Description of Capital Stock (Incorporated by reference to the “Description of Capital Stock” section of the REV Group, Inc. registration statement on Form S-3 (file no. 333-223897), filed on April 9, 2021)

10.1

Form of Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 10.1 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.2

Credit Agreement, dated as of April 13, 2021, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 13, 2021)

10.3

Amendment No. 1 to Credit Agreement, dated as of November 1, 2022, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 14, 2022)

10.4*

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.5

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.6*

REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.7*	REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2023)

10.8*

Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.9*+	REV Group, Inc. Non-Employee Directors Compensation

10.10*

Form of Restricted Stock Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 18, 2019)

10.11*

Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2020)

10.12*+	Form of Change in Control Severance Agreement

10.13*

Offer Letter, dated March 5, 2020, between the Registrant and Rodney Rushing (Incorporated by reference to Exhibit 10.18 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on January 7, 2021)

10.14*

Separation Agreement, dated January 27, 2023, between the Registrant and Rodney Rushing (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 8, 2023)

10.15*

Offer Letter, dated May 17, 2023, between the Registrant and Mark Skonieczny (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2023)

10.16*

Separation Agreement and General Release, dated as of April 28, 2023, between REV Group, Inc. and Stephen Boettinger (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 28, 2023)

10.17*

Separation Agreement and General Release, dated as of June 20, 2023, between REV Group, Inc. and Christopher M. Daniels (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on June 21, 2023)

21.1+	Subsidiaries of REV Group, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.7+	The REV Group, Inc. Financial Restatement Clawback Policy

101.INS	The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REV Group, Inc.

Date: December 13, 2023	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer, Interim Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 13, 2023.

Signature	Title	Date
/s/ Mark A. Skonieczny	President and Chief Executive Officer, Interim Chief Financial Officer, and Director
Mark A. Skonieczny	(Principal Executive and Financial Officer)	December 13, 2023

/s/ Joseph LaDue	Chief Accounting Officer
Joseph LaDue	(Principal Accounting Officer)	December 13, 2023

/s/ Paul Bamatter	Director
Paul Bamatter		December 13, 2023

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		December 13, 2023

/s/ Dino Cusumano	Director
Dino Cusumano		December 13, 2023

/s/ Charles Dutil	Director
Charles Dutil		December 13, 2023

/s/ Maureen O'Connell	Director
Maureen O'Connell		December 13, 2023

/s/ Randall Swift	Director
Randall Swift		December 13, 2023

/s/ Joel Rotroff	Director
Joel Rotroff		December 13, 2023

/s/ Donn Viola	Director
Donn Viola		December 13, 2023