Form 10-Q
period 2024-01-31
REV Group, Inc.
filed 2024-03-06
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of February 28, 2024, the registrant had 51,800,235 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, and integration of operations relating to mergers and acquisitions activities. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section in our filings with the U.S. Securities and Exchange Commission (“SEC”). We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	January 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$87.9	$21.3
Accounts receivable, net	223.5	226.5
Inventories, net	650.4	657.7
Other current assets	26.8	27.7
Total current assets	988.6	933.2
Property, plant and equipment, net	153.1	159.5
Goodwill	138.7	157.3
Intangible assets, net	99.0	115.7
Right of use assets	35.0	37.0
Other long-term assets	6.7	7.7
Total assets	$1,421.1	$1,410.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$165.0	$208.3
Short-term customer advances	217.0	214.5
Dividends payable	179.3	—
Income tax payable	66.1	11.8
Short-term accrued warranty	20.2	23.4
Short-term lease obligations	7.2	7.4
Other current liabilities	78.5	91.8
Total current liabilities	733.3	557.2
Long-term debt	—	150.0
Long-term customer advances	128.8	142.9
Deferred income taxes	8.9	8.2
Long-term lease obligations	28.4	30.0
Other long-term liabilities	25.6	24.1
Total liabilities	925.0	912.4
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 59,775,713 and 59,505,829 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	443.0	445.0
Retained earnings	53.0	52.7
Accumulated other comprehensive income	—	0.2
Total shareholders' equity	496.1	498.0
Total liabilities and shareholders' equity	$1,421.1	$1,410.4

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Three Months Ended January 31,
	2024	2023
Net sales	$586.0	$583.5
Cost of sales	523.1	525.6
Gross profit	62.9	57.9
Operating expenses:
Selling, general and administrative	55.4	67.8
Amortization of intangible assets	0.6	1.4
Restructuring	0.8	—
Impairment charges	12.6	—
Total operating expenses	69.4	69.2
Operating loss	(6.5)	(11.3)
Interest expense, net	6.8	7.1
Gain on sale of business	(257.5)	—
Other expense	—	0.2
Income (loss) before provision (benefit) for income taxes	244.2	(18.6)
Provision (benefit) for income taxes	61.5	(5.1)
Net income (loss)	$182.7	$(13.5)

Other comprehensive loss, net of tax	(0.2)	(0.5)
Comprehensive income (loss)	$182.5	$(14.0)

Net income (loss) per common share:
Basic	$3.09	$(0.23)
Diluted	3.06	(0.23)
Dividends declared per common share	3.05	0.05

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$182.7	$(13.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6.5	6.9
Amortization of debt issuance costs	0.4	0.4
Stock-based compensation expense	2.9	5.9
Deferred income taxes	0.7	0.5
Impairment charges	12.6	—
Gain on sale of business	(257.5)	—
Changes in operating assets and liabilities, net	(18.0)	(7.1)
Net cash used in operating activities	(69.7)	(6.9)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10.5)	(3.8)
Proceeds from sale of assets	—	0.2
Proceeds from sale of business	308.2	—
Other investing activities	—	0.6
Net cash provided by (used in) investing activities	297.7	(3.0)
Cash flows from financing activities:
Net (payments) proceeds from borrowings on revolving credit facility	(150.0)	20.0
Payment of dividends	(3.1)	(3.1)
Other financing activities	(8.3)	(4.4)
Net cash (used in) provided by financing activities	(161.4)	12.5
Net increase in cash and cash equivalents	66.6	2.6
Cash and cash equivalents, beginning of period	21.3	20.4
Cash and cash equivalents, end of period	$87.9	$23.0

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6.2	$5.5
Income taxes, net of refunds	$6.8	$—

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					182.7		182.7
Stock-based compensation expense				2.9			2.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	255,651	Sh.	(2.0)			(2.0)
Other comprehensive loss, net of tax						(0.2)	(0.2)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards	—	14,233	Sh.	(2.9)			(2.9)
Dividends declared on common stock					(182.4)		(182.4)
Balance, January 31, 2024	$0.1	59,775,713	Sh.	$443.0	$53.0	$—	$496.1

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2022	$0.1	59,323,534	Sh.	$436.4	$19.5	$0.3	$456.3
Net loss					(13.5)		(13.5)
Stock-based compensation expense				5.9			5.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	214,746	Sh.	(1.3)			(1.3)
Other comprehensive loss, net of tax						(0.5)	(0.5)
Forfeitures of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(23,243	Sh.)	(3.1)			(3.1)
Dividends declared on common stock					(3.1)		(3.1)
Balance, January 31, 2023	$0.1	59,515,037	Sh.	$437.9	$2.9	$(0.2)	$440.7

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The Condensed Unaudited Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying Condensed Unaudited Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2023. The interim results are not necessarily indicative of results for the full year.

Equity Sponsor: The Company’s largest equity holders are (i) American Industrial Partners Capital Fund IV, LP, (ii) American Industrial Partners Capital Fund IV (Parallel), LP and (iii) AIP/CHC Holdings, LLC, which the Company collectively refers to as “AIP” or “Sponsor” and which indirectly own approximately 46.1% of REV Group’s voting shares as of January 31, 2024. American Industrial Partners is an operations and engineering-focused private equity firm headquartered in New York, New York.

Related Party Transactions: During the three months ended January 31, 2024 and January 31, 2023, the Company reimbursed expenses of its Sponsor of $0.2 million. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

Business Updates: On January 25, 2024, the Board of Directors authorized a plan to discontinue manufacturing operations at the Company’s ElDorado National (California) (“ENC”) facility in Riverside, California. Refer to Note 8, Restructuring and Other Related Charges, for further details.

Effective January 26, 2024, the Company completed the sale of Collins Bus Corporation ("Collins"), which was an indirect wholly-owned subsidiary of the Company. Refer to Note 7, Divestiture Activities, for further details.

In the first quarter of fiscal year 2024, in connection with the sale of Collins, the Company declared a special cash dividend in the amount of $3.00 per share of common stock. Refer to Note 15, Shareholders' Equity, for further details.

Following the sale of Collins and the decision to discontinue manufacturing operations at ENC, the Company combined its Fire & Emergency segment and Commercial segment into a new segment, the Specialty Vehicles segment. Additionally, the Recreation segment was renamed Recreational Vehicles. With this change, the Company’s businesses are aligned in two reportable segments: Specialty Vehicles and Recreational Vehicles. All information has been recast to conform to the new reporting segments. Refer to Note 14, Business Segment Information, for further details.

Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform with the fiscal 2024 presentation and improve comparability between periods.

Recent Accounting Pronouncements

Accounting Pronouncement - Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022. We adopted ASU 2022-04 in the first quarter of fiscal year 2024 and have indicated the impact of ASU 2022-04 to our consolidated financial statements. Refer to Note 3, Supply Chain Finance Program, for further details.

Accounting Pronouncements - To Be Adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. We expect to adopt ASU 2023-07 in fiscal year 2025 and are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty and recreational vehicles through its direct sales force and dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in Cost of sales in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill and hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory and is ready for physical transfer to the customer, and (iv) the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the customer advance balances when the Company transfers control of the promised good or service. During the three months ended January 31, 2024, and January 31, 2023, the Company recognized $48.8 million and $37.6 million, respectively, of revenue that was included in the customer advance balances of $357.4 million and $332.8 million as of October 31, 2023 and October 31, 2022, respectively. The Company’s payment terms do not include a significant financing component outside of the Specialty Vehicles segment. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended January 31, 2024, and January 31, 2023 of $2.3 million and $1.9 million, respectively. The interest charges were recorded in Interest expense in the Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not have significant contract assets.

Remaining Performance Obligations

As of January 31, 2024, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,298.8 million, of which $1,256.0 million is expected to be satisfied and recognized in revenue in the next twelve months and $2,042.8 million is expected to be satisfied and recognized in revenue thereafter.

Note 3. Supply Chain Finance Program

The Company has an unsecured agreement with a third-party financial institution to facilitate a supply chain finance (“SCF”) program. The SCF program allows qualifying suppliers to sell their receivables due from the Company, on an invoice level at the selection of the supplier, to the financial institution and negotiate their outstanding receivable arrangements and associated fees directly with the financial institution. The Company is not party to the agreements between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program require payment in full by the Company within 120 days of the invoice date.

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Condensed Unaudited Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program as of January 31, 2024 and October 31, 2023 was $9.4 million and $13.1 million, respectively.

Note 4. Inventories

Inventories consisted of the following:

	January 31, 2024	October 31, 2023
Chassis	$122.9	$122.2
Raw materials & parts	226.3	224.3
Work in process	254.2	274.1
Finished products	55.8	46.8
	659.2	667.4
Less: reserves	(8.8)	(9.7)
Total inventories, net	$650.4	$657.7

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2024	October 31, 2023
Land & land improvements	$18.7	$19.2
Buildings & improvements	106.1	111.7
Machinery & equipment	99.7	107.2
Computer hardware & software	63.0	65.0
Office furniture & fixtures	5.7	5.5
Construction in process	20.7	16.4
	313.9	325.0
Less: accumulated depreciation	(160.8)	(165.5)
Total property, plant and equipment, net	$153.1	$159.5

Depreciation expense was $5.9 million and $5.5 million for the three months ended January 31, 2024, and January 31, 2023, respectively. In connection with the discontinuation of manufacturing operations at ENC, the Company recorded impairment charges of property, plant, and equipment of $4.4 million for the three months ended January 31, 2024, which were based on Level 3 inputs as defined by ASC 820. Refer to Note 8, Restructuring and Other Related Charges, for further details.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	January 31, 2024	October 31, 2023
Specialty Vehicles	$96.2	$114.8
Recreational Vehicles	42.5	42.5
Total goodwill	$138.7	$157.3

The change in the net carrying value of goodwill consisted of the following:

	Three Months Ended January 31,
	2024	2023
Balance at beginning of period	$157.3	$157.3
Divestiture (Note 7)	(18.6)	—
Balance at end of period	$138.7	$157.3

Intangible assets (excluding goodwill) consisted of the following:

	January 31, 2024
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(36.0)	$7.7
Indefinite-lived trade names		91.3	—	91.3
Total intangible assets, net		$135.0	$(36.0)	$99.0

	October 31, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(35.4)	$8.3
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(35.4)	$115.7

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	Three Months Ended January 31,
	2024	2023
Balance at beginning of period	$107.4	$107.4
Impairment (Note 8)	(7.2)	—
Divestiture (Note 7)	(8.9)	—
Balance at end of period	$91.3	$107.4

The fair value used in the impairment assessment of indefinite-lived trade names during the three months ended January 31, 2024 was based on Level 3 inputs, as defined by ASC 820. Amortization expense was $0.6 million and $1.4 million for the three months ended January 31, 2024, and January 31, 2023, respectively.

Note 7. Divestiture Activities

On January 26, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Collins Industries, Inc., (“Collins Industries”) an indirect wholly-owned subsidiary of the Company, Collins, Forest River, Inc. and Forest River Bus, LLC (the “Buyer”), pursuant to which Collins Industries agreed to sell all of the issued and outstanding shares of capital stock of Collins to the Buyer. The sale is aimed at optimizing the Company's portfolio of products and to create a more focused operating structure aligned with markets where the Company has a strong presence of industry leading brands. The transactions under the Stock Purchase Agreement closed on January 26, 2024.

In connection with the completion of the sale of Collins, the Company received cash consideration of $308.2 million, inclusive of certain preliminary working capital adjustments, and recorded an estimated gain on sale of $257.5 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2024. The Company incurred $5.0 million of transaction costs in connection with this sale, which are included in the Selling, general and administrative expense in the Company’s Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2024. The Company used a portion of the proceeds from the disposition to reduce outstanding borrowings under the 2021 ABL facility (defined below) to zero. Collins was previously reported as part of the Specialty Vehicles segment.

Note 8. Restructuring and Other Related Charges

On January 29, 2024, the Company announced that it would discontinue manufacturing operations at the Company’s ENC facility in Riverside, California. Management believes the discontinuation of manufacturing at ENC will create a more focused portfolio that provides opportunities for growth, consistent cash generation and improved margin performance. ENC is included within the Specialty Vehicles segment.

The Company has and will incur certain restructuring and other related charges in connection with the decision to discontinue manufacturing at the ENC facility. For the three months ended January 31, 2024, the Company recorded restructuring charges of $0.8 million related to severance and retention costs, and additional charges consisting of $11.6 million of impairment charges related to intangible assets and property, plant, and equipment, $5.8 million of inventory write-offs, and $0.3 million of other costs. The Company expects to incur additional charges of between $6.0 to $7.0 million associated with employee severance and other termination benefits. The Company also currently expects to incur additional charges associated with contract terminations, inventory liquidation, and other costs; however, such costs are not known at this time. The Company currently expects the charges resulting from this restructuring will be incurred during fiscal year 2024.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	January 31, 2024	October 31, 2023
ABL facility	$—	$150.0

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

The following table summarizes the gross borrowing and gross payments under the Company's 2021 ABL Facility:

	Three Months Ended January 31,
	2024	2023
Gross borrowings	$283.0	$167.0
Gross payments	433.0	147.0
Total net (payments) borrowings	$(150.0)	$20.0

On November 1, 2022, the Company amended the 2021 ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate ("SOFR"). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations.

All revolving loans under the 2021 ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of January 31, 2024, the interest rate margins are 0.75% for all base rate loans and 1.75% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable on the last day of any interest period or every three months for all SOFR rate loans. There were no borrowings under the 2021 ABL Facility as of January 31, 2024, as the proceeds received in connection with the sale of Collins were used to pay off the debt balance in its entirety. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.93% as of October 31, 2023.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of January 31, 2024. As of January 31, 2024, the Company’s availability under the 2021 ABL Facility was $534.1 million. As of October 31, 2023, the Company’s availability under the 2021 ABL Facility was $384.1 million.

The fair value of the 2021 ABL Facility approximated the book value on January 31, 2024 and October 31, 2023.

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

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended January 31,
	2024	2023
Balance at beginning of period	$39.1	$31.9
Warranty provisions	9.0	6.2
Settlements made	(9.3)	(7.0)
Change in liability of pre-existing warranties	(0.6)	—
Divestiture (Note 7)	(1.1)	—
Balance at end of period	$37.1	$31.1

Accrued warranty is classified in the Company’s condensed unaudited consolidated balance sheets as follows:

	January 31, 2024	October 31, 2023
Current liabilities	$20.2	$23.4
Other long-term liabilities	16.9	15.7
Total warranty liability	$37.1	$39.1

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding, which excludes shares of issued but unvested restricted stock awards. Diluted EPS is computed by dividing net income, if applicable, by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of unvested performance stock units, restricted stock units, and restricted stock awards. The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended January 31,
	2024	2023
Basic weighted-average common shares outstanding	59,050,739	58,340,983
Dilutive restricted stock awards	291,935	—
Dilutive restricted stock units	348,671	—
Dilutive performance stock units	90,964	—
Diluted weighted-average common shares outstanding	59,782,309	58,340,983

The table below represents shares excluded from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended January 31,
	2024	2023
Anti-dilutive shares	—	1,670,693

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $61.5 million for the three months ended January 31, 2024, or 25.2% of pre-tax income, compared to $5.1 million of benefit, or 27.4% of pre-tax loss, for the three months ended January 31, 2023. Income tax expense for the three months ended January 31, 2024 was unfavorably impacted by $63.4 million of net discrete tax expense, primarily related to the gain on sale of Collins. Income tax benefit for the three months ended January 31, 2023 was favorably impacted by $0.6 million of net discrete tax benefits, primarily related to stock-based compensation tax deductions.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $6.2 million as of January 31, 2024, and $5.6 million as of October 31, 2023. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of January 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision (benefit) for income taxes in its Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2024, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 31, 2024	October 31, 2023
Performance, bid and specialty bonds	$648.3	$603.2
Open standby letters of credit	15.9	15.9
Total	$664.2	$619.1

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $24.4 million and $8.8 million as of January 31, 2024 and October 31, 2023, respectively.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $483.9 million and $490.1 million as of January 31, 2024, and October 31, 2023, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding as of January 31, 2024 and October 31, 2023 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $26.4 million and $27.2 million at January 31, 2024 and October 31, 2023, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $4.8 million and $5.4 million as of January 31, 2024 and October 31, 2023, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. The guarantee arrangements are on an individual contract basis with a term from the date it is financed by the lending institution through payment date by the customer, generally not exceeding five years. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved. The reserve for losses included in other liabilities on these guarantee arrangements as of January 31, 2024 and October 31, 2023 are immaterial.

Other Matters:

Krystal Bus: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim, but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. As a result, the Company recorded a loss of $11.5 million in the first quarter of fiscal year 2023. The Company was also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. During the first quarter of fiscal year 2023 the Company recorded an additional loss of $1.0 million, based on a range of possible outcomes and the nature of their injuries. The losses associated with these claims are included within Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive (Income) Loss for the three months ended January 31, 2023. Payments related to these settlements were subsequently made and there is no remaining liability associated with these cases. The Company is in the process of seeking reimbursement of the settlement payments; however, no loss recovery asset has been recorded as of January 31, 2024.

Note 14. Business Segment Information

During the first fiscal quarter of 2024, the Company formed the Specialty Vehicles Segment by combining the Fire & Emergency and Commercial segment businesses. Additionally, the Recreation segment was renamed Recreational Vehicles. As a result, the Company is now organized into two reportable segments, which is aligned with the chief operating decision maker's internal reporting structure and with the chief operating decision maker's process for making operating decisions, allocating capital and measuring performance. All segment information has been recast to conform to the new reportable segments. The Company’s segments are as follows:

Specialty Vehicles: This segment includes Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara, Spartan Emergency Response (“Spartan ER”), American Emergency Vehicles (“AEV”), Leader Emergency Vehicles (“Leader”), Horton Emergency Vehicles (“Horton”), REV Group Orlando, ENC, Capacity and LayMor. These businesses manufacture, market and distribute commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries, municipal transit buses primarily used for public transportation, trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports, and industrial sweepers for both the commercial and rental markets.

Recreational Vehicles: This segment includes REV Recreation Group, Renegade, Midwest, Lance and Goldshield Fiberglass, Inc., and their respective manufacturing facilities, service and parts divisions. REV Recreation Group primarily manufactures, markets and distributes Class A RVs in both gas and diesel models. Renegade primarily manufactures, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers and towable campers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for REV Recreation Group’s Fleetwood family of brands.

For purposes of measuring financial performance of its business segments, the Company does not allocate to individual business segments costs or items that are of a corporate nature. The caption “Corporate, Other & Elims” includes corporate expenses, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended January 31, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$417.2	$169.4	$(0.6)	$586.0
Depreciation and amortization	$4.3	$1.6	$0.6	$6.5
Capital expenditures	$3.9	$5.6	$1.0	$10.5
Total assets	$911.6	$394.1	$115.4	$1,421.1
Adjusted EBITDA	$26.2	$11.6	$(7.3)

	Three Months Ended January 31, 2023
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$358.0	$226.0	$(0.5)	$583.5
Depreciation and amortization	$3.8	$2.6	$0.5	$6.9
Capital expenditures	$3.0	$0.8	$—	$3.8
Total assets	$974.8	$366.2	$60.6	$1,401.6
Adjusted EBITDA	$5.3	$24.3	$(8.3)

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

Provided below is a reconciliation of segment Adjusted EBITDA to Net income (loss):

	Three Months Ended January 31,
	2024	2023
Specialty Vehicles Adjusted EBITDA	$26.2	$5.3
Recreational Vehicles Adjusted EBITDA	11.6	24.3
Corporate and Other Adjusted EBITDA	(7.3)	(8.3)
Depreciation and amortization	(6.5)	(6.9)
Interest expense, net	(6.8)	(7.1)
(Provision) benefit for income taxes	(61.5)	5.1
Transaction expenses	(5.0)	(0.2)
Sponsor expense reimbursement	(0.2)	(0.2)
Restructuring	(0.8)	—
Restructuring related charges	(6.1)	(5.6)
Impairment charges	(12.6)	—
Stock-based compensation expense	(2.9)	(5.9)
Legal matters	(2.9)	(13.8)
Gain on sale of business	257.5	—
Other items	—	(0.2)
Net income (loss)	$182.7	$(13.5)

Note 15. Shareholders' Equity

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (“The 2023 Repurchase Program”). The 2023 Repurchase Program replaced the previous repurchase program. The 2023 Repurchase Program expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three months ended January 31, 2024 and January 31, 2023, the Company did not repurchase any shares.

In the first quarter of fiscal 2024, in connection with the sale of Collins, the Company declared a special cash dividend in the amount of $3.00 per share of common stock, payable on February 16, 2024, to shareholders of record on February 9, 2024 (the “Special Cash Dividend”). Additionally, on January 12, 2024, the Company paid a quarterly cash dividend in the amount of $0.05 per share of common stock to shareholders of record on December 26, 2023.

Note 16. Subsequent Events

On February 7, 2024, the Company entered into Amendment No. 2 (the “ABL Facility Amendment”) to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of Fixed Charges under the 2021 ABL Facility to exclude the Special Cash Dividend from the definition of Fixed Charges.

On February 16, 2024 the Company paid the previously declared Special Cash Dividend equal to $3.00 per share of common stock to shareholders of record on February 9, 2024. The Special Cash Dividend was funded with cash on hand and borrowings under the 2021 ABL Facility.

On February 20, 2024, the Company closed the previously announced registered underwritten public offering of 18,400,000 shares of its common stock by the Sponsor. 10,400,000 of these shares were sold to the public at the public offering price of $16.50 per share. The Company repurchased from the underwriters 8,000,000 of the shares at a price per common share of approximately $15.76, which is equal to the price paid by the underwriters to the Sponsor. The Company funded the repurchase with borrowings under the 2021 ABL Facility. The Company did not sell any shares of common stock and did not receive any proceeds in connection with this offering. After the closing of the public offering and concurrent share repurchase, the Sponsor beneficially owns approximately 17.7% of REV Group’s voting shares.

On February 29, 2024, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on April 12, 2024 to shareholders of record on March 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Condensed Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 13, 2023.

Overview

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through two segments: Specialty Vehicles and Recreational Vehicles. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances, fire apparatus, and transit buses), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry. Several of our brands pioneered their specialty vehicle product categories and date back more than 50 years.

Segments

We serve a diversified customer base primarily in the United States and Canada through the following segments:

Specialty Vehicles – The Specialty Vehicles segment includes E-ONE, KME, Ferrara, Spartan ER, AEV, Horton, Leader, REV Group Orlando, ENC, Capacity, and LayMor. These businesses manufacture, market and distribute commercial and custom fire and emergency vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries, municipal transit buses primarily used for public transportation, trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports and industrial sweepers for both the commercial and rental markets.

Recreational Vehicles – Our Recreational Vehicles segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Under these brands, REV provides a variety of highly recognized motorized and towable RV models such as: American Eagle, Bounder, Discovery LXE, Renegade Verona, Renegade XL, among others. Our products in the Recreational Vehicles segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreational Vehicles segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, RV, and broader industrial markets.

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

While less economically sensitive than the Recreational Vehicles segment, the Specialty Vehicles segment is also impacted by the overall economic environment. For example, local tax revenues are an important source of funding for fire and emergency response departments, and these products are typically a larger cost item for municipalities and their service life is relatively long, making the purchase more deferrable, which can result in reduced demand for our products. Volatility in tax revenues or availability of funds via budgetary appropriation can have a negative impact on the demand for these products.

A decrease in employment levels, consumer confidence or the cost or availability of financing, or other adverse economic events could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as RVs, are the lowest due to the colder weather and the relatively long time until the summer vacation season. Our first fiscal quarter also has less working days to complete and ship units due to the number of holidays and related vacation taken by employees. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, and timing of government/municipal customer fiscal years. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

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

In the first quarter of fiscal year 2024, we sold Collins. Refer to Note 7, Divestiture Activities, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

Results of Operations

	Three Months Ended January 31,
($ in millions)	2024	2023
Net sales	$586.0	$583.5
Gross profit	62.9	57.9
Selling, general and administrative	55.4	67.8
Restructuring	0.8	—
Impairment charges	12.6	—
Gain on sale of business	(257.5)	—
Provision (benefit) for income taxes	61.5	(5.1)
Net income (loss)	182.7	(13.5)

Net income (loss) per common share:
Basic	$3.09	$(0.23)
Diluted	3.06	(0.23)
Dividends declared per common share	3.05	0.05

Adjusted EBITDA	$30.5	$21.3
Adjusted Net Income	14.7	6.9

Net Sales	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Net sales	$586.0	0.4%	$583.5

Net Sales: Consolidated net sales increased $2.5 million for the three months ended January 31, 2024 compared to the prior year quarter, primarily due to higher net sales, including price realization, within the Specialty Vehicles segment, partially offset by lower net sales in the Recreational Vehicles segment. The increase within the Specialty Vehicles segment was primarily due to increased shipments of fire apparatus and ambulance units, higher sales from the bus manufacturing businesses, and price realization, partially offset by lower shipments of terminal trucks. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments, unfavorable category mix, and increased discounting, partially offset by price realization.

Gross Profit	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Gross profit	$62.9	8.6%	$57.9
% of net sales	10.7%		9.9%

Gross Profit: Consolidated gross profit increased $5.0 million for the three months ended January 31, 2024 compared to the prior year quarter. The increase in gross profit for the three months ended January 31, 2024 was primarily attributable to higher net sales and gross margin within the Specialty Vehicles segment, partially offset by lower net sales and gross margin in the Recreational Vehicles segment.

Selling, General and Administrative	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Selling, general and administrative	$55.4	-18.3%	$67.8

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $12.4 million for the three months ended January 31, 2024 compared to the prior year quarter. The decrease in SG&A costs for the three months ended January 31, 2024 was primarily due to lower legal costs, and share-based compensation, partially offset by transaction expenses related to the sale of the Collins business in the first quarter of fiscal year 2024.

Restructuring	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Restructuring	$0.8	100.0%	$—

Restructuring: Consolidated restructuring costs were $0.8 million for the three months ended January 31, 2024. These restructuring costs were due to costs associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Impairment Charges	Three Months Ended January 31,
(in millions)	2024	Change	2023
Impairment charges	$12.6	100.0%	$—

Impairment Charges: Consolidated impairment charges were $12.6 million for the three months ended January 31, 2024. These impairment charges were primarily related to the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Gain on Sale of Business	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Gain on sale of business	$(257.5)	100.0%	$—

Gain on Sale of Business: Consolidated gain on sale of business was $257.5 million for the three months ended January 31, 2024. The gain on sale of business was due to the sale of the Collins business in the first quarter of fiscal year 2024.

Provision (benefit) for income taxes	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Provision (benefit) for income taxes	$61.5	N/M	$(5.1)

Provision (Benefit) for Income Taxes: Consolidated income tax expense was $61.5 million for the three months ended January 31, 2024, or 25.2% of pre-tax income, compared to $5.1 million of benefit, or 27.4% of pre-tax loss, for the three months ended January 31, 2023. Income tax expense for the three months ended January 31, 2024 was unfavorably impacted by $63.4 million of net discrete tax expense, primarily related to the gain on sale of Collins. Income tax benefit for the three months ended January 31, 2023 was favorably impacted by $0.6 million of net discrete tax benefits, primarily related to stock-based compensation tax deductions.

Net income (loss)	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Net income (loss)	$182.7	N/M	$(13.5)

Net income (loss): Consolidated net income increased $196.2 million for the three months ended January 31, 2024 compared to the prior year quarter primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Adjusted EBITDA	$30.5	43.2%	$21.3

Consolidated Adjusted EBITDA increased $9.2 million for the three months ended January 31, 2024 compared to the prior year quarter, primarily due to an increase in Adjusted EBITDA in the Specialty Vehicles segment, partially offset by a decrease in Adjusted EBITDA in the Recreational Vehicles segment.

Adjusted Net Income	Three Months Ended January 31,
($ in millions)	2024	Change	2023
Adjusted Net Income	$14.7	113.0%	$6.9

Consolidated Adjusted Net Income increased $7.8 million for the three months ended January 31, 2024 compared to the prior year quarter, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Specialty Vehicles Segment

	Three Months Ended
($ in millions)	January 31, 2024	Change	January 31, 2023
Net sales	$417.2	16.5%	$358.0
Adjusted EBITDA	26.2	394.3%	5.3
Adjusted EBITDA % of net sales	6.3%		1.5%

Specialty Vehicles segment net sales increased $59.2 million for the three months ended January 31, 2024 compared to the prior year quarter. The increase in net sales was primarily due to increased shipments of fire apparatus and ambulance units, higher sales from the bus manufacturing businesses, and price realization, partially offset by lower shipments of terminal trucks.

Specialty Vehicles segment Adjusted EBITDA increased $20.9 million for the three months ended January 31, 2024 compared to the prior year quarter. The increase was primarily related to higher sales volume of fire apparatus and ambulance units, higher contribution from the bus manufacturing businesses, and price realization, partially offset by inflationary pressures and lower sales volume of terminal trucks.

Recreational Vehicles segment

	Three Months Ended
($ in millions)	January 31, 2024	Change	January 31, 2023
Net sales	$169.4	-25.0%	$226.0
Adjusted EBITDA	11.6	-52.3%	24.3
Adjusted EBITDA % of net sales	6.8%		10.8%

Recreational Vehicles segment net sales decreased $56.6 million for the three months ended January 31, 2024 compared to the prior year quarter. The decrease was primarily due to decreased unit shipments, an unfavorable mix of motorized units, and increased discounting, partially offset by price realization.

Recreational Vehicles segment Adjusted EBITDA decreased $12.7 million for the three months ended January 31, 2024 compared to the prior year quarter. The decrease was primarily due to lower unit shipments, an unfavorable mix of motorized units, increased discounting, and inflationary pressures, partially offset by price realization.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	January 31, 2024	January 31, 2023
Specialty Vehicles	$3,864.1	$3,172.0
Recreational Vehicles	376.7	988.1
Total Backlog	$4,240.8	$4,160.1

Each of our segments has a backlog of new vehicle orders that generally extends out from six to twenty-four months in duration.

Orders from our dealers and end customers are evidenced by a contract or firm purchase order. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of January 31, 2024, our backlog was $4,240.8 million compared to $4,160.1 million as of January 31, 2023. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment. The increase in Specialty Vehicles segment backlog was primarily the result of continued demand and strong order intake for fire apparatus and ambulance units, and pricing actions, partially offset by a decrease in backlog related to the sale of Collins, increased unit production against backlog and lower order intake for transit bus and terminal truck units. The decrease in Recreational Vehicles segment backlog was primarily the result of production against backlog, order cancelations, and lower order intake in certain product categories.

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

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2024 and January 31, 2023:

	Three Months Ended January 31,
($ in millions)	2024	2023
Net cash used in operating activities	$(69.7)	$(6.9)
Net cash provided by (used in) investing activities	297.7	(3.0)
Net cash (used in) provided by financing activities	(161.4)	12.5
Net increase in cash and cash equivalents	$66.6	$2.6

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2024 was $69.7 million and was primarily related to the timing of accounts payable payments, lower receipts of customer advances and incentive compensation payments made during the period. Net cash used in operating activities for the three months ended January 31, 2023 was $6.9 million and was primarily related to an increase in inventories, and the payment of deferred payroll taxes related to the CARES Act, partially offset by an increase in customer advances and accounts payable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended January 31, 2024 was $297.7 million and was related to the cash received in connection with the sale of Collins, partially offset by cash paid for capital expenditures. Net cash used in investing activities for the three months ended January 31, 2023 was $3.0 million and was related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets and proceeds from the sale of an investment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended January 31, 2024 was $161.4 million, which primarily consisted of net payments made on the revolving credit facility of $150.0 million, dividends paid of $3.1 million, and payment of payroll taxes on vested share-based compensation awards of $4.9 million. Net cash provided by financing activities for the three months ended January 31, 2023 was $12.5 million, which primarily consisted of net proceeds from our ABL Facility of $20.0 million, partially offset by dividends paid of $3.1 million, and payment of payroll taxes on vested awards of $4.4 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. During the first quarter of fiscal year 2024, we paid a quarterly cash dividend of $3.1 million, in the amount of $0.05 per share of common stock.

Additionally, as indicated in Note 16, Subsequent Events, of the Notes to the Condensed Unaudited Consolidated Financial Statements, we declared a quarterly cash dividend in the amount of $0.05 per share of common stock payable on April 12, 2024, to shareholders of record on March 28, 2024, and we paid the previously declared Special Cash Dividend in the amount of $3.00 per share on February 16, 2024, to shareholders of record on February 9, 2024. The Company funded the Special Cash Dividend with borrowings under the 2021 ABL Facility.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure you that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Share Repurchases

There were no purchases of common stock made by the Company during the first quarter of fiscal year 2024.

As indicated in Note 16, Subsequent Events, of the Notes to the Condensed Unaudited Consolidated Financial Statements, on February 20, 2024, the Company announced the closing of an underwritten public offering of 18,400,000 shares of its common stock by the Sponsor. 10,400,000 of these shares were sold to the public at the public offering price of $16.50 per share. The Company repurchased from the underwriters 8,000,000 of the shares at a price per common share of approximately $15.76, which is equal to the price paid by the underwriters to the Sponsor. The Company funded the repurchase with borrowings under the 2021 ABL Facility. The Company did not sell any shares of common stock and did not receive any proceeds in connection with this offering.

ABL Facility

On April 13, 2021, the Company entered into the 2021 ABL Facility, a $550.0 million revolving credit agreement, with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at the issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The ABL Facility matures on April 13, 2026. We may prepay principal, in whole or in part, at any time without penalty. In connection with the proceeds received from the sale of Collins, the Company paid the entirety of the outstanding balance due under the 2021 ABL Facility.

On November 1, 2022, the Company amended the ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate (“SOFR”). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations. Additionally, as indicated in Note 16, Subsequent Events, of the Notes to the Condensed Unaudited Consolidated Financial Statements, on February 7, 2024, the Company entered into an Amendment No. 2 (the “ABL Facility Amendment”) to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of Fixed Charges under the 2021 ABL Facility to exclude the Special Cash Dividend from the definition of Fixed Charges.

We were in compliance with all financial covenants under the ABL Agreement as of January 31, 2024. As of January 31, 2024, the Company’s availability under the ABL Facility was $534.1 million.

Refer to Note 9, Long-Term Debt, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

Adjusted EBITDA and Adjusted Net Income

In considering the financial performance of the business, management analyzes the primary financial performance measures of Adjusted EBITDA and Adjusted Net Income. Adjusted EBITDA is defined as net income or net loss for the relevant period before depreciation and amortization, interest expense, income taxes, and other items described below that we believe are not indicative of our ongoing operating performance. Adjusted Net Income is defined as net income or net loss, as adjusted for certain items described below that we believe are not indicative of our ongoing operating performance.

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

To determine Adjusted EBITDA, we adjust net income or net loss for the following items: non-cash depreciation and amortization, interest expense, income taxes and other items as described below. Stock-based compensation expense and sponsor expense reimbursement are excluded from both Adjusted Net Income and Adjusted EBITDA because they represent expenses which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. They are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is net income or net loss for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider this performance measure in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•
our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•
changes in, or cash requirements for, our working capital needs;

•
the cash requirements necessary to service interest or principal payments on our debt;
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended January 31,
($ in millions)	2024	2023
Net income (loss)	$182.7	$(13.5)
Depreciation and amortization	6.5	6.9
Interest expense, net	6.8	7.1
Provision (benefit) for income taxes	61.5	(5.1)
EBITDA	257.5	(4.6)
Transaction expenses(a)	5.0	0.2
Sponsor expense reimbursement(b)	0.2	0.2
Restructuring (c)	0.8	—
Restructuring related charges(d)	6.1	5.6
Impairment charges(e)	12.6	—
Stock-based compensation expense(f)	2.9	5.9
Legal matters(g)	2.9	13.8
Gain on sale of business(h)	(257.5)	—
Other items (i)	—	0.2
Adjusted EBITDA	$30.5	$21.3

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Three Months Ended January 31,
($ in millions)	2024	2023
Net income (loss)	$182.7	$(13.5)
Amortization of intangible assets	0.6	1.4
Transaction expenses(a)	5.0	0.2
Sponsor expense reimbursement(b)	0.2	0.2
Restructuring (c)	0.8	—
Restructuring related charges(d)	6.1	5.6
Impairment charges(e)	12.6	—
Stock-based compensation expense(f)	2.9	5.9
Legal matters(g)	2.9	13.8
Gain on sale of business(h)	(257.5)	—
Other Items(i)	—	0.2
Income tax effect of adjustments(j)	58.4	(6.9)
Adjusted Net Income	$14.7	$6.9

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for the three months ended January 31, 2024, which consist primarily of success bonuses and legal and accounting expenses, were incurred in connection with the sale of Collins.
(b)
Reflects the reimbursement of expenses to our Sponsor.
(c)
Reflects restructuring costs incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility.
(d)
Reflects costs that are directly attributable to restructuring activities that do not meet the definition of, or qualify as, restructuring costs under ASC 420. Restructuring related charges for the three months ended January 31, 2024, which consist primarily of write offs of inventory associated with next generation propulsion technology, were incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility. Restructuring related charges for the three months ended January 31, 2023, primarily consist of costs associated with a reduction in force impacting corporate employees and production inefficiencies related to the transition of KME branded fire apparatus production to other facilities within the Specialty Vehicles segment.
(e)
Reflects charges for the impairment of intangible and fixed assets primarily associated with the discontinuation of manufacturing operations at the Company’s ENC facility.
(f)
Reflects expenses associated with the vesting of equity awards, including employer payroll taxes.
(g)
Reflects costs incurred to litigate and settle legal claims which are outside the normal course of business.

(h)
Reflects the pre-tax gain recognized in connection with the sale of Collins.
(i)
Reflects a loss on the sale of a Company investment.
(j)
Income tax effect of adjustments using estimated tax rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on December 13, 2023.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2024.

During the quarter ended January 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Information about our risk factors is disclosed in “Item 1A. Risk Factors”, in our Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

There were no purchases of common stock made by the Company during the first quarter of fiscal year 2024.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the first quarter of fiscal year 2024, the Company paid cash dividends of $3.1 million. Our ability to pay dividends is dependent on our 2021 ABL Facility and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 6. Exhibits.

Exhibit Number	Description
2.1

Stock Purchase Agreement dated January 26, 2024, by and among REV Group, Inc., Collins Industries, Inc., Collins Bus Corporation, Forest River, Inc., and Forest River Bus, LLC (Incorporated by reference to Exhibit 99.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on January 31, 2024).

10.1+*	Offer Letter, dated October 11, 2023, between the Registrant and Stephen Zamansky.
10.2

Amendment No. 2, dated as of February 7, 2024, to Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Bank N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 8, 2024).

10.3

Amendment No. 1 to the Amended and Restated Shareholders Agreement, dated as of February 20, 2024, by and among the Company and the Shareholder Majority (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 20, 2024).

10.4+

Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 0001-37999), filed on March 1, 2024)

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

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: March 6, 2024	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive and Financial Officer)

Date: March 6, 2024	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)