Form 10-Q
period 2024-04-30
REV Group, Inc.
filed 2024-06-05
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of May 29, 2024, the registrant had 51,914,477 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim” and other similar expressions, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increases in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancelations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, and integration of operations relating to mergers and acquisitions activities. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the “Risk Factors” section in our filings with the U.S. Securities and Exchange Commission (“SEC”). We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	April 30, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38.2	$21.3
Accounts receivable, net	210.6	226.5
Inventories, net	630.4	657.7
Other current assets	26.0	27.7
Total current assets	905.2	933.2
Property, plant and equipment, net	150.1	159.5
Goodwill	137.7	157.3
Intangible assets, net	98.3	115.7
Right of use assets	32.7	37.0
Other long-term assets	6.4	7.7
Total assets	$1,330.4	$1,410.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$190.2	$208.3
Short-term customer advances	176.9	214.5
Income tax payable	35.5	11.8
Short-term accrued warranty	15.8	23.4
Short-term lease obligations	6.8	7.4
Other current liabilities	93.3	91.8
Total current liabilities	518.5	557.2
Long-term debt	220.0	150.0
Long-term customer advances	149.9	142.9
Deferred income taxes	9.9	8.2
Long-term lease obligations	26.6	30.0
Other long-term liabilities	25.8	24.1
Total liabilities	950.7	912.4
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 51,914,477 and 59,505,829 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	314.5	445.0
Retained earnings	65.1	52.7
Accumulated other comprehensive income	—	0.2
Total shareholders' equity	379.7	498.0
Total liabilities and shareholders' equity	$1,330.4	$1,410.4

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Net sales	$616.9	$681.2	$1,202.9	$1,264.7
Cost of sales	539.6	598.7	1,062.7	1,124.3
Gross profit	77.3	82.5	140.2	140.4
Operating expenses:
Selling, general and administrative	50.1	52.5	105.5	120.3
Amortization of intangible assets	0.6	1.0	1.2	2.4
Restructuring	3.7	—	4.5	—
Impairment charges	—	—	12.6	—
Total operating expenses	54.4	53.5	123.8	122.7
Operating income	22.9	29.0	16.4	17.7
Interest expense, net	6.5	7.4	13.4	14.5
(Gain) Loss on sale of business	(1.5)	1.1	(259.0)	1.1
Other expense	—	0.5	—	0.7
Income before provision for income taxes	17.9	20.0	262.0	1.4
Provision for income taxes	2.7	5.8	64.1	0.7
Net income	$15.2	$14.2	$197.9	$0.7

Other comprehensive loss, net of tax	—	—	(0.2)	(0.5)
Comprehensive income	$15.2	$14.2	$197.7	$0.2

Net income per common share:
Basic	$0.29	$0.24	$3.53	$0.01
Diluted	0.28	0.24	3.49	0.01
Dividends declared per common share	0.05	0.05	3.10	0.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$197.9	$0.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13.0	13.4
Stock-based compensation expense	5.9	7.5
Deferred income taxes	1.7	0.7
Impairment charges	12.6	—
(Gain) Loss on sale of business	(259.0)	1.1
Other non-cash adjustments	0.9	1.1
Changes in operating assets and liabilities, net	(2.6)	(16.3)
Net cash (used in) provided by operating activities	(29.6)	8.2
Cash flows from investing activities:
Purchase of property, plant and equipment	(16.4)	(10.6)
Proceeds from sale of business	318.2	0.6
Other investing activities	0.1	1.1
Net cash provided by (used in) investing activities	301.9	(8.9)
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	70.0	—
Payment of dividends	(185.5)	(6.1)
Repurchase and retirement of common stock	(126.1)	—
Other financing activities	(13.8)	(4.6)
Net cash used in financing activities	(255.4)	(10.7)
Net increase (decrease) in cash and cash equivalents	16.9	(11.4)
Cash and cash equivalents, beginning of period	21.3	20.4
Cash and cash equivalents, end of period	$38.2	$9.0

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$11.3	$12.4
Income taxes, net of refunds	$42.5	$0.6

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					182.7		182.7
Stock-based compensation expense				2.9			2.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	255,651	Sh.	(2.0)			(2.0)
Other comprehensive loss, net of tax						(0.2)	(0.2)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards	—	14,233	Sh.	(2.9)			(2.9)
Dividends declared on common stock					(182.4)		(182.4)
Balance, January 31, 2024	$0.1	59,775,713	Sh.	$443.0	$53.0	$—	$496.1
Net income					15.2		15.2
Stock-based compensation expense				3.0			3.0
Vesting of restricted and performance stock units, net of employee tax withholdings	—	115,232	Sh.	(1.8)			(1.8)
Issuances of restricted stock awards	—	23,532	Sh.	—			—
Repurchase and retirement of common stock, including fees and excise taxes	—	(8,000,000	Sh.)	(129.7)			(129.7)
Dividends declared on common stock					(3.1)		(3.1)
Balance, April 30, 2024	$0.1	51,914,477	Sh.	$314.5	$65.1	$—	$379.7

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2022	$0.1	59,323,534	Sh.	$436.4	$19.5	$0.3	$456.3
Net loss					(13.5)		(13.5)
Stock-based compensation expense				5.9			5.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	214,746	Sh.	(1.3)			(1.3)
Other comprehensive loss, net of tax						(0.5)	(0.5)
Forfeitures of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(23,243	Sh.)	(3.1)			(3.1)
Dividends declared on common stock					(3.1)		(3.1)
Balance, January 31, 2023	$0.1	59,515,037	Sh.	$437.9	$2.9	$(0.2)	$440.7
Net income					14.2		14.2
Stock-based compensation expense				1.6			1.6
Vesting of restricted stock units, net of employee tax withholdings	—	9,321	Sh.	(0.1)			(0.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(120,519	Sh.)	(0.1)			(0.1)
Dividends declared on common stock					(3.0)		(3.0)
Balance, April 30, 2023	$0.1	59,403,839	Sh.	$439.3	$14.1	$(0.2)	$453.3

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

Equity Sponsor Exit: Prior to the second quarter of fiscal year 2024, the Company’s largest equity holder was comprised of (i) American Industrial Partners Capital Fund IV, LP, (ii) American Industrial Partners Capital Fund IV (Parallel), LP and (iii) AIP/CHC Holdings, LLC, which the Company collectively refers to as “AIP” or “Sponsor”.

During the second quarter of fiscal year 2024, the Company completed two underwritten public offerings (the “Offerings”) in which a total of 25,795,191 shares of common stock previously held by AIP were sold. Refer to Note 15, Shareholders’ Equity, for additional information related to these offerings.

Upon completion of the second of the two Offerings, AIP ceased to beneficially own at least 15% of the Company’s outstanding shares of common stock, in the aggregate. As a result, under the terms of the Amended and Restated Shareholders Agreement, dated as of February 1, 2017 (as amended), AIP no longer has significant influence over the Company, including control over decisions that require the approval of stockholders, and no longer has the right to nominate any directors to the board of directors of the Company. Each of the board members previously nominated by AIP resigned from the Board of Directors of the Company, effective upon the completion of the second of the two Offerings. AIP is no longer considered a sponsor or related party of the Company.

Related Party Transactions: During the three months ended April 30, 2024 and April 30, 2023, the Company did not incur expenses associated with its former Sponsor, other than in connection with the Offerings and related share repurchase. During the six months ended April 30, 2024 and April 30, 2023, the Company reimbursed expenses of its former Sponsor of $0.2 million. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income. Refer to Note 15, Shareholders’ Equity, for additional information related to the share repurchase.

Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform with the fiscal year 2024 presentation and improve comparability between periods. These reclassifications had no effect on the reported results of operations.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the customer advance balances when the Company transfers control of the promised good or service. During the three months ended April 30, 2024, and April 30, 2023, the Company recognized $44.2 million and $44.6 million, respectively, of revenue that was included in the customer advance balances of $357.4 million and $332.8 million as of October 31, 2023 and October 31, 2022, respectively. During the six months ended April 30, 2024 and April 30, 2023, the Company recognized $93.0 million and $82.2 million, respectively, of revenue that was included in the customer advance balances of $357.4 million and $332.8 million as of October 31, 2023 and October 31, 2022, respectively. The Company’s payment terms do not include a significant financing component outside of the Specialty Vehicles segment. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended April 30, 2024 and April 30, 2023 of $2.2 million and $2.2 million, respectively. The Company incurred interest charges on customer advances during the six months ended April 30, 2024, and April 30, 2023 of $4.5 million and $4.1 million, respectively. The interest charges were recorded in Interest expense in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of April 30, 2024, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,063.9 million, of which $1,231.8 million is expected to be satisfied and recognized in revenue in the next twelve months and $1,832.1 million is expected to be satisfied and recognized in revenue thereafter.

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

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Condensed Unaudited Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program as of April 30, 2024 and October 31, 2023 was $12.9 million and $13.1 million, respectively.

Note 4. Inventories

Inventories consisted of the following:

	April 30, 2024	October 31, 2023
Chassis	$109.1	$122.2
Raw materials & parts	205.6	224.3
Work in process	256.0	274.1
Finished products	67.9	46.8
	638.6	667.4
Less: reserves	(8.2)	(9.7)
Total inventories, net	$630.4	$657.7

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2024	October 31, 2023
Land & land improvements	$20.7	$19.2
Buildings & improvements	109.7	111.7
Machinery & equipment	104.6	107.2
Computer hardware & software	67.8	65.0
Office furniture & fixtures	6.1	5.5
Construction in process	5.8	16.4
	314.7	325.0
Less: accumulated depreciation	(164.6)	(165.5)
Total property, plant and equipment, net	$150.1	$159.5

Depreciation expense was $5.9 million and $5.5 million for the three months ended April 30, 2024 and April 30, 2023, respectively, and $11.8 million and $11.0 million for the six months ended April 30, 2024 and April 30, 2023, respectively. In connection with the discontinuation of manufacturing operations at the Company's ElDorado National (California) (“ENC”) facility, the Company recorded impairment charges of property, plant, and equipment of $4.4 million for the six months ended April 30, 2024, which were based on Level 3 inputs as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Refer to Note 8, Restructuring and Other Related Charges, for further details.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	April 30, 2024	October 31, 2023
Specialty Vehicles	$95.2	$114.8
Recreational Vehicles	42.5	42.5
Total goodwill	$137.7	$157.3

The change in the net carrying value of goodwill consisted of the following:

	Six Months Ended April 30,
	2024	2023
Balance at beginning of period	$157.3	$157.3
Divestitures (Note 7)	(19.6)	—
Balance at end of period	$137.7	$157.3

Intangible assets (excluding goodwill) consisted of the following:

	April 30, 2024
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$42.9	$(35.9)	$7.0
Indefinite-lived trade names		91.3	—	91.3
Total intangible assets, net		$134.2	$(35.9)	$98.3

	October 31, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	8	$43.7	$(35.4)	$8.3
Indefinite-lived trade names		107.4	—	107.4
Total intangible assets, net		$151.1	$(35.4)	$115.7

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	Six Months Ended April 30,
	2024	2023
Balance at beginning of period	$107.4	$107.4
Impairment (Note 8)	(7.2)	—
Divestiture (Note 7)	(8.9)	—
Balance at end of period	$91.3	$107.4

Amortization expense was $0.6 million and $1.0 million for the three months ended April 30, 2024 and April 30, 2023, respectively, and $1.2 million and $2.4 million for the six months ended April 30, 2024 and April 30, 2023, respectively. Estimated future amortization expense of finite-lived intangible assets for the remainder of fiscal year 2024 and each of the five fiscal years succeeding October 31, 2024 is as follows: 2024 (remaining six months) - $1.1 million; 2025 - $1.7 million; 2026 - $1.2 million; 2027 - $1.2 million; 2028 - $1.2 million; 2029 - $0.6 million, at which point all finite-lived intangible assets will be fully amortized. In connection with the discontinuation of manufacturing operations at the Company's ENC facility, the Company recorded an impairment charge of an indefinite-lived trade name of $7.2 million for the six months ended April 30, 2024, which was based on Level 3 inputs, as defined by ASC 820, Fair Value Measurements.

Note 7. Divestiture Activities

On January 26, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Collins Industries, Inc., (“Collins Industries”) an indirect wholly-owned subsidiary of the Company, Collins Bus Corporation, a wholly-owned subsidiary of Collins Industries (“Collins”), Forest River, Inc. and Forest River Bus, LLC (the “Buyer”), pursuant to which Collins Industries agreed to sell all of the issued and outstanding shares of capital stock of Collins to the Buyer. The sale is aimed at optimizing the Company's portfolio of products and to create a more focused operating structure aligned with markets where the Company has a strong presence of industry leading brands. The transactions under the Stock Purchase Agreement closed on January 26, 2024.

In connection with the completion of the sale of Collins, the Company received cash consideration of $308.2 million, inclusive of certain preliminary working capital adjustments, and recorded a gain on sale of $257.5 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Income and Comprehensive Income for the six months ended April 30, 2024. The Company incurred $5.0 million of transaction costs in connection with this sale, which are included in the Selling, general and administrative expense in the Company’s Condensed Unaudited Consolidated Statement of Income and Comprehensive Income for the six months ended April 30, 2024. Collins was previously reported as part of the Specialty Vehicles segment.

On April 30, 2024, in connection with a strategic review of the product portfolio, the Company entered into an agreement to sell certain assets of the Fire Regional Technical Center (“Fire RTC”) business. In connection with the sale, the Company recorded a gain of $1.5 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Income and Comprehensive Income for the three and six months ended April 30, 2024. The remaining assets and liabilities of the Fire RTC business are included within the Specialty Vehicles segment.

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

The Company has and will incur certain restructuring and other related charges in connection with the decision to discontinue manufacturing at the ENC facility. For the three and six months ended April 30, 2024, the Company recorded restructuring charges of $3.7 million and $4.5 million, respectively, primarily related to severance and retention costs. The Company expects to incur additional restructuring charges of between $3.0 to $4.0 million associated with employee severance and other termination benefits. For the six months ended April 30, 2024 the Company incurred additional charges related to this activity consisting of $11.6 million of impairment charges related to intangible assets and property, plant, and equipment, $5.8 million of inventory write-offs, and $0.3 million of other costs. The Company currently expects to incur additional restructuring and related charges associated with contract terminations, inventory liquidation, and other costs; however, such costs are not known at this time. The Company currently expects the charges resulting from this restructuring will be incurred during fiscal year 2024.

Changes in the Company’s restructuring reserves related to the discontinuation of manufacturing at ENC during fiscal year 2024 were as follows:

Six Months Ended April 30, 2024
Balance at beginning of the period	$—
Restructuring provision	4.5
Utilized - cash	(0.9)
Balance at end of the period	$3.6

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	April 30, 2024	October 31, 2023
ABL facility	$220.0	$150.0

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

The following table summarizes the gross borrowing and gross payments under the Company's 2021 ABL Facility:

	Six Months Ended April 30,
	2024	2023
Gross borrowings	$610.0	$297.0
Gross payments	540.0	297.0
Total net borrowings	$70.0	$—

On November 1, 2022, the Company amended the 2021 ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate ("SOFR"). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations.

On February 7, 2024, the Company entered into Amendment No. 2 (the “ABL Facility Amendment”) to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of Fixed Charges under the 2021 ABL Facility to exclude the special cash dividend, which was declared in the first quarter of fiscal year 2024 and paid in the second quarter of fiscal year 2024, from the definition of Fixed Charges.

All revolving loans under the 2021 ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of April 30, 2024, the interest rate margins are 0.50% for all base rate loans and 1.50% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.92% as of April 30, 2024. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.93% as of October 31, 2023.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of April 30, 2024. As of April 30, 2024, the Company’s availability under the 2021 ABL Facility was $280.3 million. As of October 31, 2023, the Company’s availability under the 2021 ABL Facility was $384.1 million.

The fair value of the 2021 ABL Facility approximated the book value on April 30, 2024 and October 31, 2023.

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

Changes in the Company’s warranty liability consisted of the following:

	Six Months Ended April 30,
	2024	2023
Balance at beginning of period	$39.1	$31.9
Warranty provisions	19.1	16.6
Settlements made	(20.0)	(15.9)
Change in liability of pre-existing warranties	(1.1)	—
Divestiture (Note 7)	(1.1)	—
Balance at end of period	$36.0	$32.6

Accrued warranty is classified in the Company’s condensed unaudited consolidated balance sheets as follows:

	April 30, 2024	October 31, 2023
Current liabilities	$15.8	$23.4
Other long-term liabilities	20.2	15.7
Total warranty liability	$36.0	$39.1

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Basic weighted-average common shares outstanding	53,117,059	58,698,700	56,116,502	58,516,877
Dilutive stock options	—	1,898	—	2,146
Dilutive restricted stock awards	150,665	250,151	223,072	310,553
Dilutive restricted stock units	280,471	73,092	318,948	155,634
Dilutive performance stock units	114,015	—	102,175	—
Diluted weighted-average common shares outstanding	53,662,210	59,023,841	56,760,697	58,985,210

The table below represents shares excluded from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Anti-dilutive shares	23,532	870,281	23,532	264,512

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $2.7 million for the three months ended April 30, 2024, or 15.1% of pre-tax income, compared to $5.8 million of expense, or 29.0% of pre-tax income, for the three months ended April 30, 2023. Income tax expense for the three months ended April 30, 2024 was favorably impacted by $1.2 million of net discrete tax benefit, primarily related to the conclusion of an IRS examination. Income tax expense for the three months ended April 30, 2023 was unfavorably impacted by $0.6 million of net discrete tax expense related to the results of an IRS examination.

The Company recorded income tax expense of $64.1 million for the six months ended April 30, 2024, or 24.5% of pre-tax income, compared to $0.7 million of expense, or 50.0% of pretax income, for the six months ended April 30, 2023. Income tax expense for the six months ended April 30, 2024 was unfavorably impacted by $62.2 million of net discrete tax expense, primarily related to the gain on sale of Collins. Income tax expense for the six months ended April 30, 2023 was unfavorably impacted by $0.6 million of net discrete tax expense related to the results of an IRS examination.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3.0 million as of April 30, 2024 and $5.6 million as of October 31, 2023. The unrecognized tax benefits are presented in Other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of April 30, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for income taxes in its Condensed Unaudited Consolidated Statement of Income and Comprehensive Income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2024, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

Note 13. Commitments and Contingencies

The Company is, from time to time, party to various legal proceedings, including product and general liability claims, arising out of the ordinary course of business. Assessments of legal proceedings can involve complex judgments about future events that may rely on estimates and assumptions. When assessing whether to record a liability related to legal proceedings, the Company adheres to the requirements of ASC 450, Contingencies, and other applicable guidance as necessary, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. When a range exists that is reasonably estimable and the loss is probable, the Company records an accrual in its financial statements equal to the most likely estimate of the loss, or the low end of the range, if there is no one best estimate. Additionally, these claims are generally covered by third-party insurance, which for some insurance policies are subject to a retention for which the Company is responsible.

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	April 30, 2024	October 31, 2023
Performance, bid and specialty bonds	$620.8	$603.2
Open standby letters of credit	14.2	15.9
Total	$635.0	$619.1

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $18.9 million and $8.8 million as of April 30, 2024 and October 31, 2023, respectively.

From time to time, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $25.5 million and $25.9 million as of April 30, 2024 and October 31, 2023, respectively. Losses incurred related to these arrangements have not been significant.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $415.5 million and $490.1 million as of April 30, 2024, and October 31, 2023, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding as of April 30, 2024 and October 31, 2023 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $24.7 million and $27.2 million at April 30, 2024 and October 31, 2023, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $4.2 million and $5.4 million as of April 30, 2024 and October 31, 2023, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. The guarantee arrangements are on an individual contract basis with a term from the date it is financed by the lending institution through payment date by the customer, generally not exceeding five years. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved. The reserve for losses included in other liabilities on these guarantee arrangements as of April 30, 2024 and October 31, 2023 are immaterial.

Other Matters:

Krystal Bus: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim, but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. As a result, the Company recorded a loss of $11.5 million in the first quarter of fiscal year 2023. The Company was also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. During the six months ended April 30, 2023 the Company recorded an additional loss of $2.0 million, based on a range of possible outcomes and the nature of their injuries. The losses associated with these claims are included within Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the six months ended April 30, 2023. Payments related to these settlements were subsequently made and there is no remaining liability associated with these cases. The Company is in the process of seeking reimbursement of the settlement payments; however, no loss recovery asset has been recorded as of April 30, 2024.

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

Recreational Vehicles: This segment includes REV Recreation Group, Renegade, Midwest, Lance and Goldshield Fiberglass, Inc., and their respective manufacturing facilities, service and parts divisions. REV Recreation Group primarily manufactures, markets and distributes Class A RVs in both gas and diesel models, and also distributes Class B and Class C RVs. Renegade primarily manufactures, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Lance manufactures, markets and distributes truck campers and towable campers. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for REV Recreation Group’s Fleetwood family of brands.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended April 30, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$437.4	$179.7	$(0.2)	$616.9
Depreciation and amortization	$4.4	$1.6	$0.5	$6.5
Capital expenditures	$3.8	$0.9	$1.2	$5.9
Total assets	$873.6	$392.1	$64.7	$1,330.4
Adjusted EBITDA	$33.8	$12.1	$(8.4)

	Three Months Ended April 30, 2023
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$425.0	$256.6	$(0.4)	$681.2
Depreciation and amortization	$3.9	$2.0	$0.6	$6.5
Capital expenditures	$3.6	$2.3	$0.9	$6.8
Total assets	$986.1	$366.6	$39.8	$1,392.5
Adjusted EBITDA	$20.3	$29.1	$(7.5)

	Six Months Ended April 30, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$854.6	$349.1	$(0.8)	$1,202.9
Depreciation and amortization	$8.7	$3.2	$1.1	$13.0
Capital expenditures	$7.7	$6.5	$2.2	$16.4
Total assets	$873.6	$392.1	$64.7	$1,330.4
Adjusted EBITDA	$60.0	$23.7	$(15.7)

	Six Months Ended April 30, 2023
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$783.0	$482.6	$(0.9)	$1,264.7
Depreciation and amortization	$7.7	$4.6	$1.1	$13.4
Capital expenditures	$6.6	$3.1	$0.9	$10.6
Total assets	$986.1	$366.6	$39.8	$1,392.5
Adjusted EBITDA	$25.6	$53.4	$(15.8)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss for the relevant period before depreciation and amortization, interest expense, and income taxes, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to Net income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Specialty Vehicles Adjusted EBITDA	$33.8	$20.3	$60.0	$25.6
Recreational Vehicles Adjusted EBITDA	12.1	29.1	23.7	53.4
Corporate and Other Adjusted EBITDA	(8.4)	(7.5)	(15.7)	(15.8)
Depreciation and amortization	(6.5)	(6.5)	(13.0)	(13.4)
Interest expense, net	(6.5)	(7.4)	(13.4)	(14.5)
Provision for income taxes	(2.7)	(5.8)	(64.1)	(0.7)
Transaction expenses	(1.4)	(0.2)	(6.4)	(0.4)
Sponsor expense reimbursement	—	—	(0.2)	(0.2)
Restructuring	(3.7)	—	(4.5)	—
Restructuring related charges	—	(3.2)	(6.1)	(8.8)
Impairment charges	—	—	(12.6)	—
Stock-based compensation expense	(3.0)	(1.6)	(5.9)	(7.5)
Legal matters	—	(1.6)	(2.9)	(15.4)
Gain (Loss) on sale of business	1.5	(1.1)	259.0	(1.1)
Other items	—	(0.3)	—	(0.5)
Net income	$15.2	$14.2	$197.9	$0.7

Note 15. Shareholders' Equity

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (“The 2023 Repurchase Program”). The 2023 Repurchase Program replaced the previous repurchase program. The 2023 Repurchase Program expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three and six months ended April 30, 2024 the Company repurchased and retired 8,000,000 shares under this repurchase program at a total cost of $126.1 million and at a price of approximately $15.76 per share, as described further below. The Company incurred approximately $3.6 million in additional fees and excise taxes associated with the repurchase which has been included within the total cost of the share repurchase and recorded directly within equity. During the three and six months ended April 30, 2023, the Company did not repurchase any shares.

On February 16, 2024 the Company paid the previously declared special cash dividend equal to $3.00 per share of common stock to shareholders of record on February 9, 2024. Additionally, on April 12, 2024, the Company paid a quarterly cash dividend in the amount of $0.05 per share of common stock to shareholders of record on March 28, 2024.

On February 20, 2024, the Company closed the first of the Offerings, which included the sale of 18,400,000 shares of its common stock by AIP. 10,400,000 of these shares were sold to the public at the public offering price of $16.50 per share. As previously noted, the Company repurchased from the underwriters 8,000,000 of the shares at a price per common share of approximately $15.76, which is equal to the price paid by the underwriters to AIP.

On March 15, 2024, the Company closed the second of the Offerings, which included the sale of 7,395,191 shares of the Company’s common stock by AIP, at a public offering price of $18.00 per share.

The Company did not sell any shares of common stock and did not receive any proceeds from the Offerings. The Company incurred approximately $1.4 million in offering costs during the three months ended April 30, 2024, which were included within Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

Note 16. Subsequent Events

On May 30, 2024, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on July 12, 2024 to shareholders of record on June 28, 2024.

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

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and stability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, we are susceptible to supply chain disruptions resulting from the impact of tariffs and global macro-economic factors which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

RV purchases are discretionary in nature and therefore sensitive to the cost and availability of financing, consumer confidence, unemployment levels, levels of disposable income and changing levels of consumer home equity, among other factors. RV markets are affected by general U.S. and global economic conditions, which create risks that future economic downturns will reduce consumer demand and negatively impact our sales.

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

Impact of Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. We also may dispose of certain components of our business that no longer fit within our overall strategy. Historically, a significant component of our growth has been through acquisitions of businesses. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials purchases, improvements to production processes, and other restructuring initiatives. The benefits of these integration efforts and divestiture activities may not positively impact our financial results until subsequent periods, if at all.

In the first quarter of fiscal year 2024, we sold Collins, and in the second quarter of fiscal year 2024 we sold certain assets of Fire RTC. Refer to Note 7, Divestiture Activities, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2024	2023	2024	2023
Net sales	$616.9	$681.2	$1,202.9	$1,264.7
Gross profit	77.3	82.5	140.2	140.4
Selling, general and administrative	50.1	52.5	105.5	120.3
Restructuring	3.7	—	4.5	—
Impairment charges	—	—	12.6	—
(Gain) Loss on sale of business	(1.5)	1.1	(259.0)	1.1
Provision for income taxes	2.7	5.8	64.1	0.7
Net income	15.2	14.2	197.9	0.7

Net income per common share:
Basic	$0.29	$0.24	$3.53	$0.01
Diluted	0.28	0.24	3.49	0.01
Dividends declared per common share	0.05	0.05	3.10	0.10

Adjusted EBITDA	$37.5	$41.9	$68.0	$63.2
Adjusted Net Income	20.9	20.8	35.6	27.9

Net Sales	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Net sales	$616.9	-9.4%	$681.2	$1,202.9	-4.9%	$1,264.7

Net Sales: Consolidated net sales decreased $64.3 million for the three months ended April 30, 2024 compared to the prior year quarter. Net sales for the three months ended April 30, 2023 included $46.9 million attributable to Collins, which was divested on January 26, 2024. Excluding the impact of the Collins divestiture, net sales decreased $17.4 million, or 2.7% compared to the prior year quarter. The decrease in net sales is primarily due to lower net sales in the Recreational Vehicles segment, partially offset by higher net sales within the Specialty Vehicles segment. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased discounting, partially offset by price realization. The increase within the Specialty Vehicles segment, excluding the impact of the Collins divestiture, was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Consolidated net sales decreased $61.8 million for the six months ended April 30, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, net sales decreased $14.9 million, or 1.2%, for the six months ended April 30, 2024 compared to the prior year period. The decrease in net sales is primarily due to lower net sales in the Recreational Vehicles segment, partially offset by higher net sales within the Specialty Vehicles segment. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased discounting, partially offset by price realization. The increase within the Specialty Vehicles segment, excluding the impact of the Collins divestiture, was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Gross Profit	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Gross profit	$77.3	-6.3%	$82.5	$140.2	-0.1%	$140.4
% of net sales	12.5%		12.1%	11.7%		11.1%

Gross Profit: Consolidated gross profit decreased $5.2 million for the three months ended April 30, 2024 compared to the prior year quarter. Gross profit for the three months ended April 30, 2023 included $11.7 million attributable to Collins. Excluding the impact of the Collins divestiture, gross profit increased $6.5 million, or 9.2% compared to the prior year quarter. The increase in gross profit was primarily attributable to higher net sales and gross margin in the Specialty Vehicles segment, partially offset by lower net sales and gross margin within the Recreational Vehicles segment.

Consolidated gross profit decreased $0.2 million for the six months ended April 30, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, gross profit increased $11.5 million, or 8.9%, for the six months ended April 30 2024 compared to the prior year period. The increase in gross profit was primarily attributable to higher net sales and gross margin in the Specialty Vehicles segment, partially offset by lower net sales and gross margin within the Recreational Vehicles segment.

Selling, General and Administrative	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Selling, general and administrative	$50.1	-4.6%	$52.5	$105.5	-12.3%	$120.3

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $2.4 million for the three months ended April 30, 2024 compared to the prior year quarter. The decrease in SG&A costs for the three months ended April 30, 2024 was primarily due to lower legal and personnel costs and SG&A attributable to Collins, partially offset by higher share-based compensation and transaction expenses related to capital market transactions.

Consolidated SG&A costs decreased $14.8 million for the six months ended April 30, 2024 compared to the prior year period. The decrease in SG&A costs for the six months ended April 30, 2024 was primarily due to a decrease in legal costs associated with the legal case described in Note 13, Commitments and Contingencies of the Notes to the Condensed Unaudited Consolidated Financial Statements and a decrease in SG&A attributable to Collins, partially offset by higher transaction expenses related to the divestiture and capital market transactions.

Restructuring	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Restructuring	$3.7	100.0%	$—	$4.5	100.0%	$—

Restructuring: Consolidated restructuring costs were $3.7 million for the three months ended April 30, 2024 and $4.5 million for the six months ended April 30, 2024. These restructuring costs were due to costs associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Impairment Charges	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2024	Change	2023	2024	Change	2023
Impairment charges	$—	N/M	$—	$12.6	100.0%	$—

Impairment Charges: Consolidated impairment charges were $12.6 million for the six months ended April 30, 2024. These impairment charges were primarily related to the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

(Gain) Loss on sale of business	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
(Gain) Loss on sale of business	$(1.5)	N/M	$1.1	$(259.0)	N/M	$1.1

(Gain) Loss on Sale of Business: Consolidated gain on sale of business was $1.5 million for the three months ended April 30, 2024. The gain on sale of business was due to the sale of the Fire RTC business in the second quarter of fiscal year 2024. The loss on sale of business was due to the sale of non-core businesses within the Specialty Vehicles segment in the second quarter of fiscal year 2023.

Consolidated gain on sale of business was $259.0 million for the six months ended April 30, 2024. The gain on sale of business was due to the sale of the Collins and Fire RTC businesses in the first half of fiscal year 2024. The loss on sale of business was due to the sale of non-core businesses within the Specialty Vehicles segment in the second quarter of fiscal year 2023.

Provision for income taxes	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Provision for income taxes	$2.7	-53.4%	$5.8	$64.1	N/M	$0.7

Income Taxes: Consolidated income tax expense was $2.7 million for the three months ended April 30, 2024, or 15.1% of pre-tax income, compared to $5.8 million of expense, or 29.0% of pre-tax income, for the three months ended April 30, 2023. Income tax expense for the three months ended April 30, 2024 was favorably impacted by $1.2 million of net discrete tax benefit, primarily related to the conclusion of an IRS examination. Income tax expense for the three months ended April 30, 2023 were unfavorably impacted by $0.6 million of net discrete tax expense related to the results of an IRS examination.

Consolidated income tax expense was $64.1 million for the six months ended April 30, 2024, or 24.5% of pre-tax income, compared to $0.7 million of expense, or 50.0% of pretax income, for the six months ended April 30, 2023. Income tax expense for the six months ended April 30, 2024 was unfavorably impacted by $62.2 million of net discrete tax expense, primarily related to gain on sale of Collins. Income tax expense for the six months ended April 30, 2023 was unfavorably impacted by $0.6 million of net discrete tax expense related to the results of an IRS examination.

Net income	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Net income	$15.2	7.0%	$14.2	$197.9	N/M	$0.7

Net income: Consolidated net income increased $1.0 million for the three months ended April 30, 2024 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income increased $197.2 million for the six months ended April 30, 2024 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Adjusted EBITDA	$37.5	-10.5%	$41.9	$68.0	7.6%	$63.2

Consolidated Adjusted EBITDA decreased $4.4 million for the three months ended April 30, 2024 compared to the prior year quarter. Adjusted EBITDA for the three months ended April 30, 2023 included $10.2 million attributable to Collins. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $5.8 million, or 18.3% compared to the prior year quarter. The increase is primarily due to an increase in Adjusted EBITDA in the Specialty Vehicles segment, partially offset by a decrease in Adjusted EBITDA in the Recreational Vehicles segment.

Consolidated Adjusted EBITDA increased $4.8 million for the six months ended April 30, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $15.0 million, or 28.3%, for the six months ended April 30, 2024 compared to the prior year period. The increase is primarily due to an increase in Adjusted EBITDA in the Specialty Vehicles segment, partially offset by a decrease in Adjusted EBITDA in the Recreational Vehicles segment.

Adjusted Net Income	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Adjusted Net Income	$20.9	0.5%	$20.8	$35.6	27.6%	$27.9

Consolidated Adjusted Net Income increased $0.1 million for the three months ended April 30, 2024 compared to the prior year quarter, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Consolidated Adjusted Net Income increased $7.7 million for the six months ended April 30, 2024 compared to the prior year period, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Specialty Vehicles Segment

	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Net sales	$437.4	2.9%	$425.0	$854.6	9.1%	$783.0
Adjusted EBITDA	33.8	66.5%	20.3	60.0	134.4%	25.6
Adjusted EBITDA % of net sales	7.7%		4.8%	7.0%		3.3%

Specialty Vehicles segment net sales increased $12.4 million for the three months ended April 30, 2024 compared to the prior year quarter. Net sales for the three months ended April 30, 2023 included $46.9 million attributable to Collins. Excluding the impact of the Collins divestiture, net sales increased $59.3 million, or 15.7% compared to the prior year quarter. The increase in net sales was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Specialty Vehicles segment net sales increased $71.6 million for the six months ended April 30, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, net sales increased $118.5 million, or 16.1%, for the six months ended April 30, 2024 compared to the prior year period. The increase in net sales was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Specialty Vehicles segment Adjusted EBITDA increased $13.5 million for the three months ended April 30, 2024 compared to the prior year quarter. Adjusted EBITDA for the three months ended April 30, 2023 included $10.2 million attributable to Collins. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $23.7 million, or 234.7% compared to the prior year quarter. The increase was primarily related to price realization and higher sales volume of fire apparatus and ambulance units, partially offset by inflationary pressures and lower sales volume of terminal trucks.

Specialty Vehicles segment Adjusted EBITDA increased $34.4 million for the six months ended April 30, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $44.6 million, or 289.6%, for the six months ended April 30, 2024 compared to the prior year period. The increase was primarily related to price realization and higher sales volume of fire apparatus and ambulance units, partially offset by inflationary pressures and lower sales volume of terminal trucks.

Recreational Vehicles segment

	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2024	Change	2023	2024	Change	2023
Net sales	$179.7	-30.0%	$256.6	$349.1	-27.7%	$482.6
Adjusted EBITDA	12.1	-58.4%	29.1	23.7	-55.6%	53.4
Adjusted EBITDA % of net sales	6.7%		11.3%	6.8%		11.1%

Recreational Vehicles segment net sales decreased $76.9 million for the three months ended April 30, 2024 compared to the prior year quarter. The decrease was primarily due to decreased unit shipments and increased discounting, partially offset by price realization.

Recreational Vehicles segment net sales decreased $133.5 million for the six months ended April 30, 2024 compared to the prior year period. The decrease was primarily due to decreased unit shipments and increased discounting, partially offset by price realization.

Recreational Vehicles segment Adjusted EBITDA decreased $17.0 million for the three months ended April 30, 2024 compared to the prior year quarter. The decrease was primarily due to lower unit shipments, increased discounting, and inflationary pressures, partially offset by price realization and cost reduction actions.

Recreational Vehicles segment Adjusted EBITDA decreased $29.7 million for the six months ended April 30, 2024 compared to the prior year period. The decrease was primarily due to lower unit shipments, increased discounting, and inflationary pressures, partially offset by price realization and cost reduction actions.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	April 30, 2024	January 31, 2024	April 30, 2023
Specialty Vehicles	$4,064.4	$3,864.1	$3,358.5
Recreational Vehicles	274.7	376.7	495.0
Total Backlog	$4,339.1	$4,240.8	$3,853.5

Each of our segments has a backlog of new vehicle orders that generally extends out from six to twenty-four months in duration.

Orders from our dealers and end customers are evidenced by a contract or firm purchase order. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances.

As of April 30, 2024, our backlog was $4,339.1 million compared to $3,853.5 million as of April 30, 2023, including $191.5 million related to Collins. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment and the sale of Collins. The increase in Specialty Vehicles segment backlog was primarily the result of continued demand and strong order intake for fire apparatus and ambulance units, along with pricing actions, partially offset by a decrease in backlog related to the sale of Collins, a decrease in backlog related to the wind down of municipal transit operations, increased unit shipments, and lower order intake for terminal truck units. The decrease in Recreational Vehicles segment backlog was primarily the result of lower order intake in certain product categories, unit shipments against backlog, and order cancelations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, the improvement and expansion of existing manufacturing facilities, debt service payments and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our ABL credit facility.

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

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2024 and April 30, 2023:

	Six Months Ended April 30,
($ in millions)	2024	2023
Net cash (used in) provided by operating activities	$(29.6)	$8.2
Net cash provided by (used in) investing activities	301.9	(8.9)
Net cash used in financing activities	(255.4)	(10.7)
Net increase (decrease) in cash and cash equivalents	$16.9	$(11.4)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended April 30, 2024 was $29.6 million and was primarily related to the income tax payments associated with the sale of Collins, timing of accounts payable payments and lower receipts of customer advances. Net cash provided by operating activities for the six months ended April 30, 2023 was $8.2 million and was primarily related to higher receipts of customer advances and the timing of accounts payable payments, partially offset by increase in inventories and receivables, the payment of deferred payroll taxes related to the CARES Act and the payment of a legal settlement.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended April 30, 2024 was $301.9 million and was related to the cash received in connection with the sale of Collins, partially offset by cash paid for capital expenditures. Net cash used in investing activities for the six months ended April 30, 2023 was $8.9 million and was primarily related to the cash paid for capital expenditures during the period.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2024 was $255.4 million, which primarily consisted of share repurchases of $126.1 million and dividends paid of $185.5 million, partially offset by net proceeds from our 2021 ABL Facility of $70.0 million. Net cash used in financing activities for the six months ended April 30, 2023 was $10.7 million, which primarily consisted of dividends paid of $6.1 million, and payment of payroll taxes on vested share-based compensation awards of $4.6 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. During the second quarter of fiscal year 2024, we paid a quarterly cash dividend of $3.1 million, in the amount of $0.05 per share of common stock, and additionally paid the previously declared special cash dividend of $178.1 million, in the amount of $3.00 per share of common stock.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Share Repurchases

During the three and six months ended April 30, 2024 the Company repurchased and retired 8,000,000 shares under the 2023 Share Repurchase Program at a cost of $126.1 million and at a price of approximately $15.76 per share, excluding fees and excise taxes.

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

On November 1, 2022, the Company amended the ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate (“SOFR”). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations. On February 7, 2024, the Company entered into an Amendment No. 2 (the “ABL Facility Amendment”) to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of Fixed Charges under the 2021 ABL Facility to exclude the special cash dividend, which was declared in the first quarter of fiscal year 2024 and paid in the second quarter of fiscal year 2024, from the definition of Fixed Charges.

We were in compliance with all financial covenants under the ABL Agreement as of April 30, 2024. As of April 30, 2024, the Company’s availability under the ABL Facility was $280.3 million.

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

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. They are not presentations made in accordance with U.S. GAAP, are not measures of financial condition and should not be considered as an alternative to net income or net loss for the period determined in accordance with U.S. GAAP. The most directly comparable U.S. GAAP measure to Adjusted EBITDA and Adjusted Net Income is net income or net loss for the relevant period. Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly titled measures used by other companies. As a result, this performance measure should not be considered in isolation from, or as a substitute analysis for, our results of operations as determined in accordance with U.S. GAAP. Moreover, such measures do not reflect:

•
our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•
changes in, or cash requirements for, our working capital needs;
•
the cash requirements necessary to service interest or principal payments on our debt;
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2024	2023	2024	2023
Net income	$15.2	$14.2	$197.9	$0.7
Depreciation and amortization	6.5	6.5	13.0	13.4
Interest expense, net	6.5	7.4	13.4	14.5
Provision for income taxes	2.7	5.8	64.1	0.7
EBITDA	30.9	33.9	288.4	29.3
Transaction expenses(a)	1.4	0.2	6.4	0.4
Sponsor expense reimbursement(b)	—	—	0.2	0.2
Restructuring (c)	3.7	—	4.5	—
Restructuring related charges(d)	—	3.2	6.1	8.8
Impairment charges(e)	—	—	12.6	—
Stock-based compensation expense(f)	3.0	1.6	5.9	7.5
Legal matters(g)	—	1.6	2.9	15.4
(Gain) Loss on sale of business(h)	(1.5)	1.1	(259.0)	1.1
Other items (i)	—	0.3	—	0.5
Adjusted EBITDA	$37.5	$41.9	$68.0	$63.2

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2024	2023	2024	2023
Net income	$15.2	$14.2	$197.9	$0.7
Amortization of intangible assets	0.6	1.0	1.2	2.4
Transaction expenses(a)	1.4	0.2	6.4	0.4
Sponsor expense reimbursement(b)	—	—	0.2	0.2
Restructuring (c)	3.7	—	4.5	—
Restructuring related charges(d)	—	3.2	6.1	8.8
Impairment charges(e)	—	—	12.6	—
Stock-based compensation expense(f)	3.0	1.6	5.9	7.5
Legal matters(g)	—	1.6	2.9	15.4
(Gain) Loss on sale of business(h)	(1.5)	1.1	(259.0)	1.1
Other items(i)	—	0.3	—	0.5
Income tax effect of adjustments(j)	(1.5)	(2.4)	56.9	(9.1)
Adjusted Net Income	$20.9	$20.8	$35.6	$27.9

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for the three months ended April 30, 2024 include costs incurred in connection with the Offerings and the sale of Fire RTC. Transaction expenses for the six months ended April 30, 2024 include costs incurred in connection with the Offerings and expenses that were incurred in connection with the sale of Collins and Fire RTC, which consist primarily of success bonuses and legal and accounting expenses.
(b)
Reflects the reimbursement of expenses to our former Sponsor.
(c)
Reflects restructuring costs incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility.

(d)
Reflects costs that are directly attributable to restructuring activities that do not meet the definition of, or qualify as, restructuring costs under ASC 420, Exit or Disposal Cost Obligations. Restructuring related charges for the six months ended April 30, 2024, which consist primarily of write offs of inventory associated with next generation propulsion technology, were incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility. Restructuring related charges for the three and six months ended April 30, 2023, primarily consist of costs associated with a reduction in force impacting corporate employees and production inefficiencies related to the transition of KME branded fire apparatus production to other facilities within the Specialty Vehicles segment.
(e)
Reflects charges for the impairment of intangible and fixed assets primarily associated with the discontinuation of manufacturing operations at the Company’s ENC facility.
(f)
Reflects expenses associated with the vesting of equity awards, including employer payroll taxes, net of forfeitures.
(g)
Reflects costs incurred to litigate and settle legal claims which are outside the normal course of business.
(h)
Gain on sale of business for the three months ended April 30, 2024 reflects the pre-tax gain recognized in connection with the sale of Fire RTC. Gain on sale of business for the six months ended April 30, 2024 reflects the pre-tax gain recognized in connection with the sale of Collins and Fire RTC. Loss on sale of business for the three and six months ended April 30, 2023 reflects the pre-tax loss recognized in connection with the sale of non-core businesses within the Specialty Vehicles segment.
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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2024.

During the quarter ended April 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the second quarter of fiscal year 2024 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased for the period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
February 1 - February 29, 2024	8,000,000	$15.76	8,000,000	$48.9
March 1 - March 31, 2024	—	$—	8,000,000	$48.9
April 1 - April 30, 2024	—	$—	8,000,000	$48.9
Total	8,000,000

(1) On June 1, 2023, the Company’s Board of Directors approved the authorization of a new share repurchase program that allows the repurchase of up to $175.0 million of the Company’s outstanding common stock. The share repurchase authorization expires in 24 months and gives management the flexibility to determine conditions under which shares may be purchased. During the second quarter of fiscal year 2024, the Company repurchased 8,000,000 shares under this repurchase program at a total cost of $126.1 million, at a price of $15.76 per share, excluding additional fees and taxes associated with the repurchase.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the second quarter of fiscal year 2024, the Company paid quarterly cash dividends of $3.1 million and the previously announced special cash dividend of $178.1 million. Our ability to pay dividends is dependent on our 2021 ABL Facility and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 6. Exhibits.

Exhibit Number	Description
10.1+*	Offer Letter, dated March 6, 2024, between the Registrant and Amy Campbell.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: June 5, 2024	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2024	By:	/s/ Amy A. Campbell
Amy A. Campbell
Chief Financial Officer (Principal Financial Officer)

Date: June 5, 2024	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)