Form 10-Q
period 2024-07-31
REV Group, Inc.
filed 2024-09-04
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of August 28, 2024, the registrant had 51,998,551 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	July 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$50.5	$21.3
Accounts receivable, net	201.4	226.5
Inventories, net	632.3	657.7
Other current assets	30.2	27.7
Total current assets	914.4	933.2
Property, plant and equipment, net	147.2	159.5
Goodwill	137.7	157.3
Intangible assets, net	95.9	115.7
Right of use assets	33.3	37.0
Other long-term assets	6.2	7.7
Total assets	$1,334.7	$1,410.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$196.6	$208.3
Short-term customer advances	155.1	214.5
Short-term accrued warranty	15.7	23.4
Short-term lease obligations	7.3	7.4
Other current liabilities	118.6	103.6
Total current liabilities	493.3	557.2
Long-term debt	215.0	150.0
Long-term customer advances	159.3	142.9
Deferred income taxes	8.8	8.2
Long-term lease obligations	26.8	30.0
Other long-term liabilities	36.9	24.1
Total liabilities	940.1	912.4
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 51,998,551 and 59,505,829 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	314.5	445.0
Retained earnings	80.0	52.7
Accumulated other comprehensive income	—	0.2
Total REV's shareholders' equity	394.6	498.0
Total liabilities and shareholders' equity	$1,334.7	$1,410.4

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Net sales	$579.4	$680.0	$1,782.3	$1,944.7
Cost of sales	501.1	599.8	1,563.8	1,724.1
Gross profit	78.3	80.2	218.5	220.6
Operating expenses:
Selling, general and administrative	42.6	53.9	148.1	174.1
Amortization of intangible assets	0.5	0.6	1.7	3.0
Restructuring	4.7	—	9.2	—
Impairment charges	1.9	—	14.5	—
Total operating expenses	49.7	54.5	173.5	177.1
Operating income	28.6	25.7	45.0	43.5
Interest expense, net	7.6	7.3	21.0	21.9
(Gain) Loss on sale of business	(1.4)	—	(260.4)	1.1
Other expense	—	—	—	0.7
Income before provision for income taxes	22.4	18.4	284.4	19.8
Provision for income taxes	4.4	3.5	68.5	4.2
Net income	$18.0	$14.9	$215.9	$15.6

Other comprehensive loss, net of tax	—	—	(0.2)	(0.5)
Comprehensive income	$18.0	$14.9	$215.7	$15.1

Net income per common share:
Basic	$0.35	$0.25	$3.96	$0.27
Diluted	0.35	0.25	3.91	0.26
Dividends declared per common share	0.05	0.05	3.15	0.15

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$215.9	$15.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19.4	19.7
Stock-based compensation expense	7.8	11.0
Deferred income taxes	0.6	(2.4)
Impairment charges	14.5	—
(Gain) Loss on sale of business	(260.4)	1.1
Other non-cash adjustments	(0.2)	1.4
Changes in operating assets and liabilities, net	(12.8)	27.0
Net cash (used in) provided by operating activities	(15.2)	73.4
Cash flows from investing activities:
Purchase of property, plant and equipment	(22.3)	(19.7)
Proceeds from sale of business	319.6	0.6
Other investing activities	4.5	1.1
Net cash provided by (used in) investing activities	301.8	(18.0)
Cash flows from financing activities:
Net proceeds (payments) from borrowings on revolving credit facility	65.0	(51.0)
Payment of dividends	(188.6)	(9.1)
Repurchase and retirement of common stock	(126.1)	—
Other financing activities	(7.7)	(4.7)
Net cash used in financing activities	(257.4)	(64.8)
Net increase (decrease) in cash and cash equivalents	29.2	(9.4)
Cash and cash equivalents, beginning of period	21.3	20.4
Cash and cash equivalents, end of period	$50.5	$11.0

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17.8	$18.5
Income taxes, net of refunds	$69.6	$7.0

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					182.7		182.7
Stock-based compensation expense				2.9			2.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	255,651	Sh.	(2.0)			(2.0)
Other comprehensive loss, net of tax						(0.2)	(0.2)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards	—	14,233	Sh.	(2.9)			(2.9)
Dividends declared on common stock					(182.4)		(182.4)
Balance, January 31, 2024	$0.1	59,775,713	Sh.	$443.0	$53.0	$—	$496.1
Net income					15.2		15.2
Stock-based compensation expense				3.0			3.0
Vesting of restricted and performance stock units, net of employee tax withholdings	—	115,232	Sh.	(1.8)			(1.8)
Issuances of restricted stock awards	—	23,532	Sh.	—			—
Repurchase and retirement of common stock, including fees and excise taxes	—	(8,000,000	Sh.)	(129.7)			(129.7)
Dividends declared on common stock					(3.1)		(3.1)
Balance, April 30, 2024	$0.1	51,914,477	Sh.	$314.5	$65.1	$—	$379.7
Net Income					18.0		18.0
Stock-based compensation expense				1.9			1.9
Vesting of performance stock units, net of employee tax withholdings	—	84,074	Sh.	(1.9)			(1.9)
Dividends declared on common stock					(3.1)		(3.1)
Balance, July 31, 2024	$0.1	51,998,551	Sh.	$314.5	$80.0	$—	$394.6

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2022	$0.1	59,323,534	Sh.	$436.4	$19.5	$0.3	$456.3
Net loss					(13.5)		(13.5)
Stock-based compensation expense				5.9			5.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	214,746	Sh.	(1.3)			(1.3)
Other comprehensive loss, net of tax						(0.5)	(0.5)
Forfeitures of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(23,243	Sh.)	(3.1)			(3.1)
Dividends declared on common stock					(3.1)		(3.1)
Balance, January 31, 2023	$0.1	59,515,037	Sh.	$437.9	$2.9	$(0.2)	$440.7
Net income					14.2		14.2
Stock-based compensation expense				1.6			1.6
Vesting of restricted stock units, net of employee tax withholdings	—	9,321	Sh.	(0.1)			(0.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	(120,519	Sh.)	(0.1)			(0.1)
Dividends declared on common stock					(3.0)		(3.0)
Balance, April 30, 2023	$0.1	59,403,839	Sh.	$439.3	$14.1	$(0.2)	$453.3
Net Income					14.9		14.9
Stock-based compensation expense				3.5			3.5
Vesting of restricted stock units, net of employee tax withholdings	—	11,411	Sh.	(0.1)			(0.1)
Forfeitures of restricted stock awards, net of issuances	—	(106,143	Sh.)	—			—
Dividends declared on common stock					(3.0)		(3.0)
Balance, July 31, 2023	$0.1	59,309,107	Sh.	$442.7	$26.0	$(0.2)	$468.6

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

During the second quarter of fiscal year 2024, the Company completed two underwritten public offerings (the “Offerings”) in which shares of common stock previously held by AIP were sold. Upon completion of the second of the two Offerings, AIP ceased to beneficially own at least 15% of the Company’s outstanding shares of common stock, in the aggregate. As a result, under the terms of the Amended and Restated Shareholders Agreement, dated as of February 1, 2017 (as amended), AIP no longer has significant influence over the Company, including control over decisions that require the approval of stockholders, and no longer has the right to nominate any directors to the board of directors of the Company. Each of the board members previously nominated by AIP resigned from the Board of Directors of the Company, effective upon the completion of the second of the two Offerings. AIP is no longer considered a sponsor or related party of the Company.

Related Party Transactions: During the three months ended July 31, 2024 and July 31, 2023, the Company did not incur expenses associated with its former Sponsor. During each of the nine months ended July 31, 2024 and July 31, 2023, the Company reimbursed expenses of its former Sponsor of $0.2 million. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the customer advance balances when the Company transfers control of the promised good or service. During the three months ended July 31, 2024, and July 31, 2023, the Company recognized $31.3 million and $26.8 million, respectively, of revenue that was included in the customer advance balances of $357.4 million and $332.8 million as of October 31, 2023 and October 31, 2022, respectively. During the nine months ended July 31, 2024 and July 31, 2023, the Company recognized $124.3 million and $109.0 million, respectively, of revenue that was included in the customer advance balances of $357.4 million and $332.8 million as of October 31, 2023 and October 31, 2022, respectively. The Company’s payment terms do not include a significant financing component outside of the Specialty Vehicles segment. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended July 31, 2024 and July 31, 2023 of $2.6 million and $2.2 million, respectively. The Company incurred interest charges on customer advances during the nine months ended July 31, 2024, and July 31, 2023 of $7.2 million and $6.3 million, respectively. The interest charges were recorded in Interest expense in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of July 31, 2024, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,058.9 million, of which $1,078.0 million is expected to be satisfied and recognized in revenue in the next twelve months and $1,980.9 million is expected to be satisfied and recognized in revenue thereafter.

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

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Condensed Unaudited Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program as of July 31, 2024 and October 31, 2023 was $10.9 million and $13.1 million, respectively.

Note 4. Inventories

Inventories consisted of the following:

	July 31, 2024	October 31, 2023
Chassis	$111.5	$122.2
Raw materials & parts	213.8	224.3
Work in process	242.2	274.1
Finished products	75.7	46.8
	643.2	667.4
Less: reserves	(10.9)	(9.7)
Total inventories, net	$632.3	$657.7

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2024	October 31, 2023
Land & land improvements	$20.9	$19.2
Buildings & improvements	107.0	111.7
Machinery & equipment	105.9	107.2
Computer hardware & software	67.9	65.0
Office furniture & fixtures	6.2	5.5
Construction in process	6.5	16.4
	314.4	325.0
Less: accumulated depreciation	(167.2)	(165.5)
Total property, plant and equipment, net	$147.2	$159.5

Depreciation expense was $5.9 million and $5.7 million for the three months ended July 31, 2024 and July 31, 2023, respectively, and $17.7 million and $16.7 million for the nine months ended July 31, 2024 and July 31, 2023, respectively. In connection with the discontinuation of manufacturing operations at the Company's ElDorado National (California) (“ENC”) facility, the Company recorded impairment charges of property, plant, and equipment of $4.4 million for the nine months ended July 31, 2024, which were based on Level 3 inputs as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Refer to Note 8, Restructuring and Other Related Charges, for further details.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2024	October 31, 2023
Specialty Vehicles	$95.2	$114.8
Recreational Vehicles	42.5	42.5
Total goodwill	$137.7	$157.3

The change in the net carrying value of goodwill consisted of the following:

	Nine Months Ended July 31,
	2024	2023
Balance at beginning of period	$157.3	$157.3
Divestitures (Note 7)	(19.6)	—
Balance at end of period	$137.7	$157.3

Intangible assets (excluding goodwill) consisted of the following:

	July 31, 2024
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$23.3	$(16.8)	$6.5
Indefinite-lived trade names	89.4	—	89.4
Total intangible assets, net	$112.7	$(16.8)	$95.9

	October 31, 2023
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$43.7	$(35.4)	$8.3
Indefinite-lived trade names	107.4	—	107.4
Total intangible assets, net	$151.1	$(35.4)	$115.7

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	Nine Months Ended July 31,
	2024	2023
Balance at beginning of period	$107.4	$107.4
Impairment charges	(9.1)	—
Divestiture (Note 7)	(8.9)	—
Balance at end of period	$89.4	$107.4

Amortization expense was $0.5 million and $0.6 million for the three months ended July 31, 2024 and July 31, 2023, respectively, and $1.7 million and $3.0 million for the nine months ended July 31, 2024 and July 31, 2023, respectively. Estimated future amortization expense of finite-lived intangible assets for the remainder of fiscal year 2024 and each of the five fiscal years succeeding October 31, 2024 is as follows: 2024 (remaining three months) - $0.5 million; 2025 - $1.7 million; 2026 - $1.2 million; 2027 - $1.2 million; 2028 - $1.2 million; 2029 - $0.6 million, at which point all finite-lived intangible assets will be fully amortized. As of July 31, 2024, fully amortized intangible assets and the related accumulated amortization were written off.

In connection with the discontinuation of manufacturing operations at the Company's ENC facility, the Company recorded an impairment charge of an indefinite-lived trade name of $7.2 million for the nine months ended July 31, 2024. Refer to Note 8, Restructuring and Other Related Charges, for further details related to this discontinuation. Additionally, during the quarter ended July 31, 2024, the Company recorded a $1.9 million impairment charge of an indefinite-lived trade name included within the Recreational Vehicles segment, which was due to lower than expected operating results at a specific business unit. These impairments were based on Level 3 inputs, as defined by ASC 820, Fair Value Measurements.

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

In connection with the completion of the sale of Collins, the Company initially received cash consideration of $308.2 million, inclusive of certain preliminary working capital adjustments, and recorded a gain on sale of $257.5 million. During the three months ended July 31, 2024, the Company received additional cash consideration of $1.4 million related to the final working capital adjustments and recorded additional gain on sale of $1.4 million. The gain on sale is included in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the three and nine months ended July 31, 2024. The Company incurred $5.0 million of transaction costs in connection with this sale, which are included in the Selling, general and administrative expense in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the nine months ended July 31, 2024. Collins was previously reported as part of the Specialty Vehicles segment.

On April 30, 2024, in connection with a strategic review of the product portfolio, the Company entered into an agreement to sell certain assets of the Fire Regional Technical Center (“Fire RTC”) business. In connection with the sale, the Company recorded a gain of $1.5 million, which is included in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the nine months ended July 31, 2024. The remaining assets and liabilities of the Fire RTC business are included within the Specialty Vehicles segment.

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

The Company has and will incur certain restructuring and other related charges in connection with the decision to discontinue manufacturing at the ENC facility. For the three and nine months ended July 31, 2024, the Company recorded restructuring charges of $4.7 million and $9.2 million, respectively, primarily related to severance and retention costs, and contract cancelation costs. The Company expects to incur additional restructuring charges of $0.5 to $1.5 million associated with employee severance and other termination benefits. For the three months ended July 31, 2024 the Company incurred restructuring related charges from this activity of $1.7 million consisting of inventory charges. For the nine months ended July 31, 2024 the Company incurred restructuring related charges from this activity consisting of $11.6 million of impairment charges related to intangible assets and property, plant, and equipment, $7.5 million of inventory charges, and $0.3 million of other costs. The Company currently expects to incur additional restructuring and related charges associated with contract terminations, inventory liquidation, and other costs; however, such costs are not known at this time. The Company currently expects the charges resulting from this restructuring will be incurred during fiscal year 2024.

Changes in the Company’s restructuring reserves related to the discontinuation of manufacturing at ENC during fiscal year 2024 were as follows:

	Employee Severance and Termination Benefits	Contract Termination and Other Costs	Total
Balance at beginning of the period	$—	$—	$—
Restructuring provision	6.6	2.6	9.2
Utilized - cash	(1.6)	(1.0)	(2.6)
Balance at end of the period	$5.0	$1.6	$6.6

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	July 31, 2024	October 31, 2023
ABL facility	$215.0	$150.0

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

The following table summarizes the gross borrowing and gross payments under the Company's 2021 ABL Facility:

	Nine Months Ended July 31,
	2024	2023
Gross borrowings	$815.0	$479.0
Gross payments	750.0	530.0
Total net borrowings	$65.0	$(51.0)

On November 1, 2022, the Company amended the 2021 ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate ("SOFR"). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations.

On February 7, 2024, the Company entered into Amendment No. 2 (the “ABL Facility Amendment”) to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of fixed charges under the 2021 ABL Facility to exclude a special cash dividend, which was declared in the first quarter of fiscal year 2024 and paid in the second quarter of fiscal year 2024.

All revolving loans under the 2021 ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of July 31, 2024, the interest rate margins are 1.0% for all base rate loans and 2.0% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 7.44% as of July 31, 2024. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.93% as of October 31, 2023.

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

The Company was in compliance with all financial covenants under the 2021 ABL Agreement as of July 31, 2024. As of July 31, 2024, the Company’s availability under the 2021 ABL Facility was $261.8 million. As of October 31, 2023, the Company’s availability under the 2021 ABL Facility was $384.1 million.

The fair value of the 2021 ABL Facility approximated the book value on July 31, 2024 and October 31, 2023.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended July 31,
	2024	2023
Balance at beginning of period	$39.1	$31.9
Warranty provisions	30.3	26.3
Settlements made	(30.0)	(23.0)
Divestiture (Note 7)	(1.1)	—
Balance at end of period	$38.3	$35.2

Accrued warranty is classified in the Company’s condensed unaudited consolidated balance sheets as follows:

	July 31, 2024	October 31, 2023
Current liabilities	$15.7	$23.4
Other long-term liabilities	22.6	15.7
Total warranty liability	$38.3	$39.1

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Basic weighted-average common shares outstanding	51,514,327	58,730,037	54,571,246	58,588,712
Dilutive stock options	—	1,931	—	2,076
Dilutive restricted stock awards	236,614	307,098	233,134	306,639
Dilutive restricted stock units	385,557	116,151	359,497	143,923
Diluted weighted-average common shares outstanding	52,136,498	59,155,217	55,163,877	59,041,350

The table below represents shares excluded from the calculation of diluted weighted-average shares outstanding because they would have been anti-dilutive:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Anti-dilutive shares	—	233,394	6,416	241,457

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $4.4 million for the three months ended July 31, 2024, or 19.6% of pre-tax income, compared to $3.5 million of expense, or 19.0% of pre-tax income, for the three months ended July 31, 2023. Income tax expense for the three months ended July 31, 2024 and July 31, 2023 was favorably impacted by net discrete tax benefits of $0.9 and $1.1 million, respectively, primarily related to a federal provision-to-return adjustment.

The Company recorded income tax expense of $68.5 million for the nine months ended July 31, 2024, or 24.1% of pre-tax income, compared to $4.2 million of expense, or 21.2% of pretax income, for the nine months ended July 31, 2023. Income tax expense for the nine months ended July 31, 2024 was unfavorably impacted by $61.3 million of net discrete tax expense, primarily related to gain on sale of Collins. Income tax expense for the nine months ended July 31, 2023 was favorably impacted by $1.0 million of net discrete tax benefit, primarily related to a federal provision-to-return adjustment.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $3.3 million as of July 31, 2024 and $5.6 million as of October 31, 2023. The unrecognized tax benefits are presented in Other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets as of July 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2024, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2024	October 31, 2023
Performance, bid and specialty bonds	$648.8	$603.2
Open standby letters of credit	14.7	15.9
Total	$663.5	$619.1

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s maximum contingent liability under such agreements was $19.4 million and $8.8 million as of July 31, 2024 and October 31, 2023, respectively.

From time to time, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $38.4 million and $25.9 million as of July 31, 2024 and October 31, 2023, respectively. Losses incurred related to these arrangements have not been significant.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $381.0 million and $490.1 million as of July 31, 2024, and October 31, 2023, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding as of July 31, 2024 and October 31, 2023 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $22.9 million and $27.2 million at July 31, 2024 and October 31, 2023, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $4.0 million and $5.4 million as of July 31, 2024 and October 31, 2023, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. The guarantee arrangements are on an individual contract basis with a term from the date it is financed by the lending institution through payment date by the customer, generally not exceeding five years. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved. The reserve for losses included in other liabilities on these guarantee arrangements as of July 31, 2024 and October 31, 2023 are immaterial.

Other Matters:

Krystal Bus: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim, but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. As a result, the Company recorded a loss of $11.5 million in the first quarter of fiscal year 2023. The Company was also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. During the nine months ended July 31, 2023 the Company recorded an additional loss of $2.2 million, based on a range of possible outcomes and the nature of their injuries. The losses associated with these claims are included within Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the nine months ended July 31, 2023. Payments related to these settlements were subsequently made and there is no remaining liability associated with these cases. The Company is in the process of seeking reimbursement of the settlement payments; however, no loss recovery asset has been recorded as of July 31, 2024.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$432.1	$147.4	$(0.1)	$579.4
Depreciation and amortization	$4.1	$1.8	$0.5	$6.4
Capital expenditures	$3.7	$1.7	$0.5	$5.9
Total assets	$868.2	$388.7	$77.8	$1,334.7
Adjusted EBITDA	$44.3	$9.4	$(8.5)

	Three Months Ended July 31, 2023
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$466.2	$214.5	$(0.7)	$680.0
Depreciation and amortization	$4.0	$1.7	$0.6	$6.3
Capital expenditures	$6.1	$1.4	$1.6	$9.1
Total assets	$963.0	$365.5	$51.0	$1,379.5
Adjusted EBITDA	$29.7	$18.4	$(8.7)

	Nine Months Ended July 31, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$1,286.7	$496.5	$(0.9)	$1,782.3
Depreciation and amortization	$12.8	$5.0	$1.6	$19.4
Capital expenditures	$11.4	$8.2	$2.7	$22.3
Total assets	$868.2	$388.7	$77.8	$1,334.7
Adjusted EBITDA	$104.3	$33.1	$(24.2)

	Nine Months Ended July 31, 2023
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$1,249.2	$697.1	$(1.6)	$1,944.7
Depreciation and amortization	$11.7	$6.3	$1.7	$19.7
Capital expenditures	$12.7	$4.5	$2.5	$19.7
Total assets	$963.0	$365.5	$51.0	$1,379.5
Adjusted EBITDA	$55.2	$71.9	$(24.5)

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

Provided below is a reconciliation of segment Adjusted EBITDA to Net income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Specialty Vehicles Adjusted EBITDA	$44.3	$29.7	$104.3	$55.2
Recreational Vehicles Adjusted EBITDA	9.4	18.4	33.1	71.9
Corporate and Other Adjusted EBITDA	(8.5)	(8.7)	(24.2)	(24.5)
Depreciation and amortization	(6.4)	(6.3)	(19.4)	(19.7)
Interest expense, net	(7.6)	(7.3)	(21.0)	(21.9)
Provision for income taxes	(4.4)	(3.5)	(68.5)	(4.2)
Transaction expenses	—	(0.1)	(6.4)	(0.5)
Sponsor expense reimbursement	—	—	(0.2)	(0.2)
Restructuring	(4.7)	—	(9.2)	—
Restructuring related charges	(1.7)	(1.9)	(7.8)	(10.5)
Impairment charges	(1.9)	—	(14.5)	—
Stock-based compensation expense	(1.9)	(3.5)	(7.8)	(11.0)
Legal matters	—	(1.1)	(2.9)	(16.6)
Gain (Loss) on sale of business	1.4	—	260.4	(1.1)
Other items	—	(0.8)	—	(1.3)
Net income	$18.0	$14.9	$215.9	$15.6

Note 15. Shareholders' Equity

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (“The 2023 Repurchase Program”). The 2023 Repurchase Program replaced the previous repurchase program. The 2023 Repurchase Program expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three months ended July 31, 2024, the Company did not repurchase any shares. During the nine months ended July 31, 2024 the Company repurchased and retired 8,000,000 shares under this repurchase program at a total cost of $126.1 million and at a price of approximately $15.76 per share. The Company incurred approximately $3.6 million in additional fees and excise taxes associated with the repurchase which has been included within the total cost of the share repurchase and recorded directly within equity. During the three and nine months ended July 31, 2023, the Company did not repurchase any shares.

For the three months ended July 31, 2024, the Company paid cash dividends of $3.1 million. For the nine months ended July 31, 2024, the Company paid cash dividends of $188.6 million, which included a special cash dividend of $178.1 million.

Note 16. Subsequent Events

On August 29, 2024, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share of common stock, which equates to a rate of $0.20 per share of common stock on an annualized basis, payable on October 11, 2024 to shareholders of record on September 27, 2024.

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

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2024	2023	2024	2023
Net sales	$579.4	$680.0	$1,782.3	$1,944.7
Gross profit	78.3	80.2	218.5	220.6
Selling, general and administrative	42.6	53.9	148.1	174.1
Restructuring	4.7	—	9.2	—
Impairment charges	1.9	—	14.5	—
(Gain) Loss on sale of business	(1.4)	—	(260.4)	1.1
Provision for income taxes	4.4	3.5	68.5	4.2
Net income	18.0	14.9	215.9	15.6

Net income per common share:
Basic	$0.35	$0.25	$3.96	$0.27
Diluted	0.35	0.25	3.91	0.26
Dividends declared per common share	0.05	0.05	3.15	0.15

Adjusted EBITDA	$45.2	$39.4	$113.2	$102.6
Adjusted Net Income	24.8	20.9	60.4	48.8

Net Sales	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Net sales	$579.4	-14.8%	$680.0	$1,782.3	-8.4%	$1,944.7

Net Sales: Consolidated net sales decreased $100.6 million for the three months ended July 31, 2024 compared to the prior year quarter. Excluding the impact of Collins, which was divested on January 26, 2024, net sales decreased $54.7 million, or 8.6% compared to the prior year quarter. The decrease in net sales, excluding the impact of Collins, is primarily due to lower net sales in the Recreational Vehicles segment, partially offset by higher net sales within the Specialty Vehicles segment. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased discounting. The increase within the Specialty Vehicles segment, excluding the impact of the Collins divestiture, was primarily due to price realization and increased shipments of fire apparatus, ambulance units, and municipal transit buses, partially offset by lower shipments of terminal trucks.

Consolidated net sales decreased $162.4 million for the nine months ended July 31, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, net sales decreased $69.6 million, or 3.8%, for the nine months ended July 31, 2024 compared to the prior year period. The decrease in net sales, excluding the impact of Collins, is primarily due to lower net sales in the Recreational Vehicles segment, partially offset by higher net sales within the Specialty Vehicles segment. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased discounting. The increase within the Specialty Vehicles segment, excluding the impact of the Collins divestiture, was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Gross Profit	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Gross profit	$78.3	-2.4%	$80.2	$218.5	-1.0%	$220.6
% of net sales	13.5%		11.8%	12.3%		11.3%

Gross Profit: Consolidated gross profit decreased $1.9 million for the three months ended July 31, 2024 compared to the prior year quarter. Excluding the impact of the Collins divestiture, gross profit increased $8.6 million, or 12.3% compared to the prior year quarter. The increase in gross profit, excluding the impact of Collins, was primarily attributable to higher net sales and gross margin in the Specialty Vehicles segment, partially offset by lower net sales and gross margin within the Recreational Vehicles segment.

Consolidated gross profit decreased $2.1 million for the nine months ended July 31, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, gross profit increased $20.1 million, or 10.1%, for the nine months ended July 31, 2024 compared to the prior year period. The increase in gross profit, excluding the impact of Collins, was primarily attributable to higher net sales and gross margin in the Specialty Vehicles segment, partially offset by lower net sales and gross margin within the Recreational Vehicles segment.

Selling, General and Administrative	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Selling, general and administrative	$42.6	-21.0%	$53.9	$148.1	-14.9%	$174.1

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $11.3 million for the three months ended July 31, 2024 compared to the prior year quarter. The decrease in SG&A costs for the three months ended July 31, 2024 was primarily due to lower personnel and share-based compensation costs and SG&A attributable to Collins.

Consolidated SG&A costs decreased $26.0 million for the nine months ended July 31, 2024 compared to the prior year period. The decrease in SG&A costs for the nine months ended July 31, 2024 was primarily due to a decrease in legal costs associated with the legal case described in Note 13, Commitments and Contingencies of the Notes to the Condensed Unaudited Consolidated Financial Statements, lower personnel and share-based compensation costs, and a decrease in SG&A attributable to Collins, partially offset by higher transaction expenses related to divestiture and capital market transactions.

Restructuring	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Restructuring	$4.7	100.0%	$—	$9.2	100.0%	$—

Restructuring: Consolidated restructuring costs were $4.7 million for the three months ended July 31, 2024 and $9.2 million for the nine months ended July 31, 2024. These restructuring costs were due to costs associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Impairment Charges	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2024	Change	2023	2024	Change	2023
Impairment charges	$1.9	100.0%	$—	$14.5	100.0%	$—

Impairment Charges: Consolidated impairment charges were $1.9 million for the three months ended July 31, 2024 and $14.5 million for the nine months ended July 31, 2024. The impairment charges for the three months ended July 31, 2024 were related to the impairment of an indefinite-lived trade name included within the Recreational Vehicles segment. The impairment charges for the nine months ended July 31, 2024 were primarily related to the impairment of an indefinite-lived trade name and certain property, plant, and equipment due to the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

(Gain) Loss on sale of business	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
(Gain) Loss on sale of business	$(1.4)	100.0%	$—	$(260.4)	N/M	$1.1

(Gain) Loss on Sale of Business: Consolidated gain on sale of business was $1.4 million for the three months ended July 31, 2024. The gain on sale of business was due to the final working capital adjustment related to the sale of Collins.

Consolidated gain on sale of business was $260.4 million for the nine months ended July 31, 2024. The gain on sale of business was due to the sale of the Collins and Fire RTC businesses which occurred in the first half of fiscal year 2024. The loss on sale of business was due to the sale of non-core businesses within the Specialty Vehicles segment in the second quarter of fiscal year 2023.

Provision for income taxes	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Provision for income taxes	$4.4	25.7%	$3.5	$68.5	N/M	$4.2

Income Taxes: Consolidated income tax expense was $4.4 million for the three months ended July 31, 2024, or 19.6% of pre-tax income, compared to $3.5 million of expense, or 19.0% of pre-tax income, for the three months ended July 31, 2023. Income tax expense for the three months ended July 31, 2024 and July 31, 2023 was favorably impacted by net discrete tax benefits of $0.9 and $1.1 million, respectively, primarily related to a federal provision-to-return adjustment.

Consolidated income tax expense was $68.5 million for the nine months ended July 31, 2024, or 24.1% of pre-tax income, compared to $4.2 million of expense, or 21.2% of pretax income, for the nine months ended July 31, 2023. Income tax expense for the nine months ended July 31, 2024 was unfavorably impacted by $61.3 million of net discrete tax expense, primarily related to gain on sale of Collins. Income tax expense for the nine months ended July 31, 2023 was favorably impacted by $1.0 million of net discrete tax benefit primarily related to a federal provision-to-return adjustment.

Net income	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Net income	$18.0	20.8%	$14.9	$215.9	N/M	$15.6

Net income: Consolidated net income increased $3.1 million for the three months ended July 31, 2024 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income increased $200.3 million for the nine months ended July 31, 2024 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Adjusted EBITDA	$45.2	14.7%	$39.4	$113.2	10.3%	$102.6

Consolidated Adjusted EBITDA increased $5.8 million for the three months ended July 31, 2024 compared to the prior year quarter. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $15.0 million, or 49.7% compared to the prior year quarter. The increase was primarily due to the higher contribution from the Specialty Vehicles segment, partially offset by lower results in the Recreational Vehicles segment.

Consolidated Adjusted EBITDA increased $10.6 million for the nine months ended July 31, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $30.0 million, or 36.1%, for the nine months ended July 31, 2024 compared to the prior year period. The increase is primarily due to an increase in Adjusted EBITDA in the Specialty Vehicles segment, partially offset by a decrease in Adjusted EBITDA in the Recreational Vehicles segment.

Adjusted Net Income	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Adjusted Net Income	$24.8	18.7%	$20.9	$60.4	23.8%	$48.8

Consolidated Adjusted Net Income increased $3.9 million for the three months ended July 31, 2024 compared to the prior year quarter, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Consolidated Adjusted Net Income increased $11.6 million for the nine months ended July 31, 2024 compared to the prior year period, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Specialty Vehicles Segment

	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Net sales	$432.1	-7.3%	$466.2	$1,286.7	3.0%	$1,249.2
Adjusted EBITDA	44.3	49.2%	29.7	104.3	88.9%	55.2
Adjusted EBITDA % of net sales	10.3%		6.4%	8.1%		4.4%

Specialty Vehicles segment net sales decreased $34.1 million for the three months ended July 31, 2024 compared to the prior year quarter. Excluding the impact of the Collins divestiture, net sales increased $11.8 million, or 2.8% compared to the prior year quarter. The increase in net sales was primarily due to price realization and increased shipments of fire apparatus, ambulance units, and municipal transit buses, partially offset by lower shipments of terminal trucks.

Specialty Vehicles segment net sales increased $37.5 million for the nine months ended July 31, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, net sales increased $130.3 million, or 11.3%, for the nine months ended July 31, 2024 compared to the prior year period. The increase in net sales was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Specialty Vehicles segment Adjusted EBITDA increased $14.6 million for the three months ended July 31, 2024 compared to the prior year quarter. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $23.8 million, or 116.1% compared to the prior year quarter. The increase was primarily related to price realization, higher sales volume of fire apparatus, ambulance units, and improved performance in the municipal transit bus business, partially offset by lower sales volume of terminal trucks.

Specialty Vehicles segment Adjusted EBITDA increased $49.1 million for the nine months ended July 31, 2024 compared to the prior year period. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $68.5 million, or 191.3%, for the nine months ended July 31, 2024 compared to the prior year period. The increase was primarily related to price realization and increased shipments of fire apparatus and ambulance units, partially offset by inflationary pressures and lower shipments of terminal trucks.

Recreational Vehicles segment

	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2024	Change	2023	2024	Change	2023
Net sales	$147.4	-31.3%	$214.5	$496.5	-28.8%	$697.1
Adjusted EBITDA	9.4	-48.9%	18.4	33.1	-54.0%	71.9
Adjusted EBITDA % of net sales	6.4%		8.6%	6.7%		10.3%

Recreational Vehicles segment net sales decreased $67.1 million for the three months ended July 31, 2024 compared to the prior year quarter. The decrease was primarily due to decreased unit shipments and increased discounting.

Recreational Vehicles segment net sales decreased $200.6 million for the nine months ended July 31, 2024 compared to the prior year period. The decrease was primarily due to decreased unit shipments and increased discounting.

Recreational Vehicles segment Adjusted EBITDA decreased $9.0 million for the three months ended July 31, 2024 compared to the prior year quarter. The decrease was primarily due to lower unit shipments, increased discounting, and inflationary pressures, partially offset by cost reduction actions.

Recreational Vehicles segment Adjusted EBITDA decreased $38.8 million for the nine months ended July 31, 2024 compared to the prior year period. The decrease was primarily due to lower unit shipments, increased discounting, and inflationary pressures, partially offset by cost reduction actions.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	July 31, 2024	April 30, 2024	January 31, 2024	July 31, 2023
Specialty Vehicles	$4,114.4	$4,064.4	$3,864.1	$3,728.2
Recreational Vehicles	240.3	274.7	376.7	408.6
Total Backlog	$4,354.7	$4,339.1	$4,240.8	$4,136.8

Orders from our dealers and end customers are evidenced by a contract or firm purchase order or, in the case of the Recreational Vehicles segment, a reserved production slot. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances. Orders included in the Recreational Vehicles segment backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty. As a result, backlog in this segment may not necessarily be an accurate measure of future sales.

As of July 31, 2024, our backlog was $4,354.7 million compared to $4,136.8 million as of July 31, 2023, including $257.1 million related to Collins. Excluding the impact of the Collins divestiture, backlog increased $475.0 million compared to the prior year quarter. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment. The increase in Specialty Vehicles segment backlog was primarily the result of continued demand and strong order intake for fire apparatus and ambulance units, along with pricing actions, partially offset by a decrease in backlog related to the wind down of municipal transit operations, increased unit shipments, and lower order intake for terminal truck units. The decrease in Recreational Vehicles segment backlog was primarily the result of lower order intake in certain product categories, unit shipments against backlog, and order cancelations.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2024 and July 31, 2023:

	Nine Months Ended July 31,
($ in millions)	2024	2023
Net cash (used in) provided by operating activities	$(15.2)	$73.4
Net cash provided by (used in) investing activities	301.8	(18.0)
Net cash used in financing activities	(257.4)	(64.8)
Net increase (decrease) in cash and cash equivalents	$29.2	$(9.4)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2024 was $15.2 million and was primarily related to the income tax payments associated with the sale of Collins and lower receipts of customer advances, partially offset by higher collections of accounts receivable. Net cash provided by operating activities for the nine months ended July 31, 2023 was $73.4 million and was primarily related to higher receipts of customer advances, timing of accounts payable payments, and net income recognized during the period, partially offset by an increase in inventories and the payment of a legal settlement.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended July 31, 2024 was $301.8 million and was related to the cash received in connection with the sale of Collins and Fire RTC, partially offset by cash paid for capital expenditures. Net cash used in investing activities for the nine months ended July 31, 2023 was $18.0 million and was primarily related to the cash paid for capital expenditures, partially offset by cash received in connection with the sales of certain assets, the sale of a business within the Specialty Vehicles segment and proceeds from the sale of a Company investment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2024 was $257.4 million, which primarily consisted of share repurchases of $126.1 million and dividends paid of $188.6 million, partially offset by net proceeds from our 2021 ABL Facility of $65.0 million. Net cash used in financing activities for the nine months ended July 31, 2023 was $64.8 million, which primarily consisted of payments made on the revolving credit facility of $51.0 million, dividends paid of $9.1 million, and payment of payroll taxes on vested share-based compensation awards of $4.7 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.05 per share on our common stock. For the three months ended July 31, 2024, we paid cash dividends of $3.1 million. For the nine months ended July 31, 2024, we paid cash dividends of $188.6 million, which included a special cash dividend of $178.1 million.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. We cannot assure that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Share Repurchases

During the three months ended July 31, 2024, the Company did not repurchase any shares. During the nine months ended July 31, 2024 the Company repurchased and retired 8,000,000 shares under the 2023 Share Repurchase Program at a cost of $126.1 million and at a price of approximately $15.76 per share, excluding fees and excise taxes.

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

On November 1, 2022, the Company amended the ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate (“SOFR”). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations. On February 7, 2024, the Company entered into an Amendment No. 2 (the “ABL Facility Amendment”) to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of fixed charges under the 2021 ABL Facility to exclude a special cash dividend, which was declared in the first quarter of fiscal year 2024 and paid in the second quarter of fiscal year 2024.

We were in compliance with all financial covenants under the ABL Agreement as of July 31, 2024. As of July 31, 2024, the Company’s availability under the ABL Facility was $261.8 million.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2024	2023	2024	2023
Net income	$18.0	$14.9	$215.9	$15.6
Depreciation and amortization	6.4	6.3	19.4	19.7
Interest expense, net	7.6	7.3	21.0	21.9
Provision for income taxes	4.4	3.5	68.5	4.2
EBITDA	36.4	32.0	324.8	61.4
Transaction expenses(a)	—	0.1	6.4	0.5
Sponsor expense reimbursement(b)	—	—	0.2	0.2
Restructuring (c)	4.7	—	9.2	—
Restructuring related charges(d)	1.7	1.9	7.8	10.5
Impairment charges(e)	1.9	—	14.5	—
Stock-based compensation expense(f)	1.9	3.5	7.8	11.0
Legal matters(g)	—	1.1	2.9	16.6
(Gain) Loss on sale of business(h)	(1.4)	—	(260.4)	1.1
Other items (i)	—	0.8	—	1.3
Adjusted EBITDA	$45.2	$39.4	$113.2	$102.6

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2024	2023	2024	2023
Net income	$18.0	$14.9	$215.9	$15.6
Amortization of intangible assets	0.5	0.6	1.7	3.0
Transaction expenses(a)	—	0.1	6.4	0.5
Sponsor expense reimbursement(b)	—	—	0.2	0.2
Restructuring (c)	4.7	—	9.2	—
Restructuring related charges(d)	1.7	1.9	7.8	10.5
Impairment charges(e)	1.9	—	14.5	—
Stock-based compensation expense(f)	1.9	3.5	7.8	11.0
Legal matters(g)	—	1.1	2.9	16.6
(Gain) Loss on sale of business(h)	(1.4)	—	(260.4)	1.1
Other items(i)	—	0.8	—	1.3
Income tax effect of adjustments(j)	(2.5)	(2.0)	54.4	(11.0)
Adjusted Net Income	$24.8	$20.9	$60.4	$48.8

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for the nine months ended July 31, 2024 include costs incurred in connection with the Offerings and expenses that were incurred in connection with the sale of Collins and Fire RTC, which consist primarily of success bonuses and legal and accounting expenses.
(b)
Reflects the reimbursement of expenses to our former Sponsor.
(c)
Reflects restructuring costs incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility.
(d)
Reflects costs that are directly attributable to restructuring activities that do not meet the definition of, or qualify as, restructuring costs under ASC 420, Exit or Disposal Cost Obligations. Restructuring related charges for the three and nine months ended July 31, 2024, which consist primarily of inventory charges, were incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility. Restructuring related charges for the three and nine months ended July 31, 2023, primarily consist of costs associated with a reduction in force impacting corporate employees and production inefficiencies related to the transition of KME branded fire apparatus production to other facilities within the Specialty Vehicles segment.
(e)
The impairment charges for the three months ended July 31, 2024 were related to the impairment of an indefinite-lived trade name included within the Recreational Vehicles segment. The impairment charges for the nine months ended July 31, 2024 were primarily related to the impairment of an indefinite-lived trade name and certain property, plant, and equipment due to the discontinuation of manufacturing operations at the Company's ENC facility.
(f)
Reflects expenses associated with the vesting of equity awards, including employer payroll taxes, net of forfeitures.
(g)
Reflects costs incurred to litigate and settle legal claims which are outside the normal course of business.

(h)
Gain on sale of business for the three months ended July 31, 2024 reflects the final working capital adjustment related to the sale of Collins. Gain on sale of business for the nine months ended July 31, 2024 reflects the pre-tax gain recognized in connection with the sale of Collins and Fire RTC. Loss on sale of business for the three and nine months ended July 31, 2023 reflects the pre-tax loss recognized in connection with the sale of non-core businesses within the Specialty Vehicles segment.
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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2024.

During the quarter ended July 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases

There were no purchases of common stock made by the Company during the third quarter of fiscal year 2024.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the third quarter of fiscal year 2024, the Company paid cash dividends of $3.1 million. Our ability to pay dividends is dependent on our 2021 ABL Facility and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

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

REV GROUP, INC.

Date: September 4, 2024	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer (Principal Executive Officer)

Date: September 4, 2024	By:	/s/ Amy A. Campbell
Amy A. Campbell
Chief Financial Officer (Principal Financial Officer)

Date: September 4, 2024	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)