Form 10-K
period 2024-10-31
REV Group, Inc.
filed 2024-12-11
CIK 1687221

rck

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1.1 billion based on the last reported sale price of such securities as of April 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s Common Stock outstanding as of December 6, 2024 was 52,131,600.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “aim,” “strive,” “goal,” “seek,” “forecast” and other similar expressions, although not all forward-looking statements contain these identifying words. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to:

•
economic factors and adverse developments in economic conditions;
•
increased economic and political instability;
•
a disruption, termination or alteration of the supply of vehicle chassis or other critical components from third-party suppliers;
•
competition in our markets;
•
increases in the price of commodities;
•
a failure of a key information technology system or a breach of our information security;
•
interruptions to our computer and information technology systems and cyber-attacks;
•
performance of dealers, including the availability and terms of financing to dealers, and disruptions within our dealer network;
•
our ability to attract, retain, and develop qualified personnel, including our ability to attract, retain, and develop proper succession plans for senior management and key employees;
•
increases in the cost of labor, deterioration in employee relations, union organizing activity and work stoppages at our facilities;
•
defects in our vehicles, potentially resulting in delaying new model launches, recall campaigns, increased warranty costs, liability or other costs;
•
cancellations, reductions or delays in customer orders, customer breaches of purchase agreements, reduction in expected backlog, reductions in profitability of backlog due to fluctuations in product costs, or our inability to meet customer delivery schedules;
•
unforeseen or recurring operational problems at any of our facilities, or a catastrophic loss of one of our key manufacturing facilities;
•
changes in federal, state, and local government spending and priorities;
•
fuel shortages, or high prices for fuel;
•
increased public and shareholder attention to environmental, social and governance matters;
•
the cyclical and seasonal nature of our business;
•
intellectual property risks or failure to maintain the strength and value of our brands;
•
changes in customer preferences for our products or our failure to gauge those preferences;
•
our inability to identify and successfully integrate acquisitions;
•
negative impact from divestitures on our business or retained liabilities from divested businesses;
•
a decline in operating results or access to financing;
•
contingent obligations;
•
restrictive covenants that may impair our ability to access sufficient capital;
•
impairments of goodwill or other intangible assets;
•
our ability to declare dividends or have sufficient funds to pay dividends;
•
laws and regulations which we are subject to;
•
environmental, health and safety laws and regulations and costs or liabilities associated with environmental, health and safety matters;
•
litigation and uninsured judgments, settlements or other costs, or a rise in insurance premiums;
•
changes to tax laws or exposure to additional tax liabilities;
•
failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;
•
and the effectiveness of risk management policies and procedures.

Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in Item 1A of Part I of this report. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any changes in expectations after the date of this report or any change in events, conditions or circumstances on which any statement is based.

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

None of the information provided on our website, in our press releases, public conference calls and webcasts, or through social media channels, is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

PART I

Unless otherwise indicated or the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “REV,” “we,” “us” and “our” refer to REV Group, Inc. and its consolidated subsidiaries.

Item 1. Business.

The Company

Effective January 31, 2024, the Company combined its Fire & Emergency segment and Commercial segment into a new segment, the Specialty Vehicles segment. Additionally, the Recreation segment was renamed Recreational Vehicles. With this change, the Company’s businesses are aligned in two reportable segments: Specialty Vehicles and Recreational Vehicles.

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in the United States, through our two segments. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances and fire apparatus), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry.

The specialty vehicle market is a complex and attractive market characterized by: (i) numerous niche markets, (ii) highly customized vehicle configurations addressing unique customer applications and (iii) specialized customer bases and distribution channels (both dealer and direct). We believe the specialty vehicle market has historically been serviced by niche companies, which has created an opportunity for market leadership by efficient producers with the ability to scale resources. We believe that our focus on manufacturing best practices and operational improvements, supply chain management, and product innovation strengthen our market position and ability to compete which provides an opportunity for market growth and margin expansion.

Our products are sold to municipalities, government agencies, private contractors, consumers, and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 21% of our net sales in fiscal year 2024, with no single customer representing more than 5% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: municipal spending, overall population growth, a growing aged population, the increasing popularity of outdoor and active lifestyles, technological advances, and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our scale to drive profitable organic and acquisitive growth. We seek to gain market share by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and managing delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments via our proprietary REV Drive Business System and in areas including: procurement, engineering and product development and lean manufacturing. We believe our manufacturing and service network, consisting of 17 primary manufacturing facilities, 3 Regional Technical Centers (“RTCs”) and 3 aftermarket parts warehouses, provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to geographically diverse labor pools, lower delivery costs, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, technology application, integration, and assembly activities, which require relatively low levels of maintenance capital expenditures. Furthermore, our broad presence across the specialty vehicle market and large manufacturing and distribution network are important differentiators in our potential to grow through acquisitions. We believe we have the opportunity to grow and enhance the earnings profile of acquired businesses by expanding access to sales distribution channels, consolidating acquired businesses into our existing operations, and by introducing the REV Drive Business System and scale into newly acquired businesses to drive profitable growth.

To enhance our market-leading positions, we enhance organic growth with iterative product development and new product launches across our two segments. Product development is primarily designed to provide our customers with high-quality products that have varied and unique feature sets and product capabilities at attractive price points. In addition to product development, our businesses are continuously adapting and customizing our vehicles to meet individual customers’ needs and applications. In our Recreational Vehicles segment specifically, our new model design cycle follows similar timelines as the automotive industry, whereby new models and configurations are introduced or upgraded annually.

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. We continue to focus on initiatives to accelerate growth and improve our profitability. These initiatives include: reviewing our product portfolio, improving brand management, developing new products, strengthening distribution, leveraging a centralized enterprise-wide procurement strategy, growing aftermarket products, improving production processes within our facilities, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

Our fiscal year is from November 1 to October 31, with fiscal quarters ending on the last day of January, April, July and October.

Equity Sponsor Exit

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

Upon completion of the second of the two Offerings, AIP ceased to beneficially own at least 15% of the Company’s outstanding shares of common stock, in the aggregate. As a result, under the terms of the Amended and Restated Shareholders Agreement, dated as of February 1, 2017 (as amended), AIP no longer has significant influence over the Company, including control over decisions that require the approval of stockholders, and no longer has the right to nominate any directors to the Board of Directors of the Company. Each of the board members previously nominated by AIP resigned from the Board of Directors of the Company, effective upon the completion of the second of the two Offerings. AIP is no longer considered a sponsor, affiliate or related party of the Company.

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

Our Specialty Vehicles segment sells (i) fire apparatus equipment under the Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), and Ferrara brands, and Spartan Emergency Response (“Spartan ER”) which consists of the Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower brands, (ii) ambulances under the American Emergency Vehicles (“AEV”), Horton Emergency Vehicles (“Horton”), Leader Emergency Vehicles (“Leader”), Road Rescue and Wheeled Coach brands, and (iii) terminal trucks and sweepers under the Capacity and Laymor brands respectively. We believe we have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), aerial trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks, rescues, aircraft rescue firefighting (“ARFF”), custom cabs & chassis, terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports), sweepers (three- and four-wheel versions used in road construction activities), and other vehicles. Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy, more than one product type from our Specialty Vehicles segment brands.

Specialty Vehicles Product	Description/Application
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

• Able to deliver a fire suppression chemical foam stream to the scene, which “flattens” the fire faster

• Capability to reach an airplane quickly and rapidly extinguish large fires involving jet fuel

Rescue

• Transports first responders to the scene of an emergency

• Used in a wide array of applications from technical rescue/multi-vehicle accidents, confined space/high-angle rescue, area illumination, extrication, wet rescue, Haz-Mat and urban search and rescue, as well as many other disciplines

• Maximum storage space and equipment capabilities in a heavy-duty platform with large transverse storage solutions for extra gear

Cab & Chassis

• Custom manufacture of emergency response cabs and chassis which are sold to both related and third-party custom fire apparatus OEM’s and tailored to customer specifications based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized

• Built to keep crews comfortable and safe with high rooflines, flat floors, advanced climate control systems, and advanced safety systems

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

Our Recreational Vehicles segment serves the recreational vehicles (“RV”) market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper. We believe our brand portfolio contains some of the longest standing and most recognized brands in the RV industry. Our products in the Recreational Vehicles segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreational Vehicles segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, other RV manufacturers, and broader industrial markets.

Recreational Vehicles Product	Description/Application
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

• Class B motorized RVs can range from 16 to 22 feet, and are typically built on an automotive van chassis or panel-truck shell

• Class B motorized RVs drive more like the family car, are easier to park and maneuver, but also offer the comforts and conveniences of a home on the road

• Typically equipped with a “wet” or “dry” bath configuration, which includes toilet, shower, and sink

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

• Typically contains a kitchen, dining, bath and sleep area

• Truck campers are portable units easily loaded onto the bed of a pickup truck

• Truck campers range in size from 6’- 12’ with floorplan arrangements that sleep 3-6 people

• Livable areas are maximized, most floorplans offer full kitchens, bathrooms, living areas and storage space

Our Markets

For fiscal year 2024, our net sales within North America represented approximately 99% of our overall net sales. At the international level, we sell through dealers and agents to end markets that utilize U.S.-style chassis and product configurations.

Specialty Vehicle Markets

Fire and ambulance products are primarily used by municipalities and private contractors to provide essential services such as fire suppression, emergency/rescue response, disaster relief, aircraft rescue and firefighting and patient transport. Nearly all fire apparatus and ambulances are customized in some form; however, they share many common production and component attributes, such as similar manufacturing and engineering processes, raw materials (aluminum, lights, wire harnesses, paint and coatings). Demand is driven primarily by the replacement of in-service fleets, as well as by factors such as a growing aged population and a growing overall population with longer life expectancy (driving increased patient transportation and emergency response needs), new real estate developments, urbanization and taller buildings (requiring more aerial vehicles), international airport growth (requiring Federal Aviation Administration-specified ARFF vehicles), rising municipal funding levels, and the increasing use of emergency vehicles for non-critical care transport. Local tax revenues are an important source of funding for fire and ambulance purchases for emergency departments in addition to Federal grant money and other state and locally raised funding.

Additionally, we provide remounting services to our ambulance dealers and customers, where we remount ambulance bodies onto new chassis, thereby extending the life of the body.

Terminal truck and sweeper products are primarily used to move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports, and in road construction activities, respectively. Terminal truck demand is driven by replacement of in-service fleets, growth in trade and the increased use of intermodal freight services and warehouses. We anticipate that ongoing growth in global trade will result in higher future intermodal freight traffic growth. Sweeper demand is also driven by replacement of in-service fleets by contractors and rental companies as well as growth in infrastructure and construction spending.

Recreational Vehicles Markets

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

RVs are a consumer leisure purchase and therefore factors that drive demand include: consumer wealth (including the value of primary housing residences and the stock market level), consumer confidence, cost and availability of financing, and levels of disposable income. We believe end customers tend to be brand-loyal and repeat buyers who make decisions based on brand, quality, product configuration (primarily floorplan design, features and product styling), service availability and experience and price. In any given year, the macro demand drivers of an aging population and popularity of travel will be impacted by the shorter-term cyclical demand swings for RVs that are caused by changes in consumer sentiment due to factors that include consumer wealth, confidence and the cost and availability of financing.

Customers and End Markets

Our end markets include the municipal market (vehicles for essential services such as emergency response, firefighting and patient transportation), the consumer market (vehicles for transportation and leisure needs), the industrial/commercial markets (vehicles for construction projects and global port and intermodal transportation applications), and the private contractor market (privately owned fleets that provide transportation services).

Our top 10 customers combined accounted for approximately 21% of our net sales for fiscal year 2024, with no customer representing more than 5% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we benefit from many long-term customer relationships.

In fiscal year 2024, our approximate direct or indirect net sales by end market was as follows: 47% government, including municipalities, such as fire departments, hospitals and the U.S. federal government, 25% consumer, 23% industrial/commercial, and 5% private contractor.

For fiscal years 2024 and 2023, approximately 99% of our net sales were to customers located in North America.

Growth in our end markets is driven by various macro-economic and demographic factors including:

•
Population demographics—Overall population growth and the aging population create greater needs for essential services such as emergency care, healthcare services, transportation and interest in retirement activities including travel and leisure.
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
•
Increasing popularity for outdoor lifestyles—There has been a growth of interest in outdoor recreational activities, with RVs providing access to vast and diverse areas. Consumers continue to prioritize traveling and spending quality time with family and friends. Many families are opting to vacation in RVs, which offer flexibility and freedom while avoiding common travel hassles and providing access to the great outdoors.

Our Strengths

We believe we have the following competitive strengths:

A Market Leader Across Both of Our Segments with a Large Installed Base— We believe we are a market leader in each of the specialty vehicle and recreational vehicle markets. We believe we are the largest manufacturer by unit volume of fire and ambulance vehicles in the United States and a leading producer of terminal trucks and sweepers. Within our Recreational Vehicles segment, we are one of the top producers of Class A diesel and gas motorized RVs. We are also a leader in high-end Class B and Super C RVs under the Midwest Automotive Designs and Renegade RV brands, respectively. We also believe we have one of the highest quality travel trailer and truck camper product lines under the Lance brand name.

We estimate that the replacement value of our installed base of approximately 164,000 vehicles across our segments is approximately $41.3 billion, which we believe is a significant competitive advantage for both replacement unit sales and aftermarket parts, as brand familiarity drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleet of ambulances standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

Broad Product Portfolio and Well-Recognized Brands— Our product portfolio is comprised of high-quality vehicles sold under well-established principal vehicle brands that in many instances pioneered their market segments. For example, we believe the first Type I ambulance was developed and sold by Horton. We believe our portfolio is comprised of complementary product offerings in adjacent markets and enables us to attract and retain top dealers who in many instances sell multiple REV brands in their territories. Our vehicle platforms are highly customizable and can meet nearly all product specifications demanded by our customers. In each of the markets that we serve, we believe our brands are among the most recognized in the industry, representing performance, quality, reliability, durability, technological leadership and superior customer service.

Centralized Sourcing— We utilize a centralized sourcing model that includes a dedicated team of procurement professionals to complement our segment sourcing teams so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our growing scale within our markets to achieve more competitive pricing and to help ensure availability.

Selling into Attractive, Growing End Markets— Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for our products, as older demographics are a key demand driver for products such as ambulances and RVs. In the Specialty Vehicles segment, specific to fire and ambulance products, increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. We believe demand for our fire and ambulance products will grow with increasing state and local government spending. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in North America, similar positive market dynamics exist in other parts of the world, providing an opportunity for future global growth in each of our segments. Only approximately 1% of our net sales in fiscal year 2024 were from sales to customers outside of North America.

Unique Scale and Business Model— Many of our products contain similar purchased components, such as chassis, engines, lighting, wiring and other commodities which increases our leverage with, and relevance to, key suppliers as compared to many of our competitors. Additionally, the operational processes across our different products are based on common elements, such as chassis preparation and production, body fabrication, product assembly and painting which allow us to develop best practices across our manufacturing footprint and implement those processes to drive operational efficiency. Our platform also allows us to leverage the combined engineering resources and product development resources from our broad network to bring new products, features and customer specific customization to market. Our business model makes us more desirable to our distribution channel partners as we provide them with a full line of products to address our mutual customers’ needs across a wider variety of price and product feature elements which gives dealers the opportunity to sell to a larger customer base and grow their sales and earnings.

Business Model Produces Attractive Financial Characteristics—Our core production processes are design, engineering, component integration and assembly in nature, creating a business model that includes a variable cost structure, low required levels of maintenance capital expenditures as a percentage of net sales, structural ability to drive attractive levels of return on invested capital and strong revenue visibility in certain product categories with longer backlogs. Based on our long-term historical results of operations, we estimate that across both of our segments, approximately 80% of our cost of goods sold is comprised of direct materials (including chassis) and direct labor, which are typically variable in nature. Because these costs are associated with the specific production of our vehicles in each period, they are typically adjusted within a given period based on production levels in that period. Our remaining cost of goods sold is comprised of certain indirect labor and overhead costs which are fixed or semi-variable in nature because these costs are not linked to specific vehicle volumes in a given period. The time required to adjust these levels of spending is longer, and management decisions regarding these costs are typically made based on longer term trends and forecasts. In addition, our selling, general and administrative expenses are primarily comprised of salaried payroll expenses which we structure around the level of demand in our markets and based on each business’ sales distribution characteristics. Finally, certain of our businesses carry a relatively long-duration backlog which enables strong visibility into future net sales. Where this backlog visibility exists, we are able to more effectively plan and predict our sales and production activity.

Experienced Consolidator with Proven Ability to Integrate Acquisitions— We have completed acquisitions across our Specialty Vehicles and Recreational Vehicles segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong end market positions, extensive distribution networks, and access to low cost capital, position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers, within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

Our Growth Strategies

We plan to continue pursuing several strategies to grow our earnings, expand our market share and further diversify our revenue stream, including:

Drive Margin Expansion Through Controllable Operational Initiatives— We are focused on driving operational improvement initiatives across the organization to increase net income, cash flow, and Adjusted Net Income and Adjusted EBITDA (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) over the long term. We believe we have an enterprise-wide culture focused on continuous improvement, implementing measurable performance targets and sharing of best practices across the entire organization. We leverage our REV Drive Business System to standardize and optimize processes across our segments in procurement, engineering and product development, and lean manufacturing. We continuously strive to identify and act on additional profitability improvement initiatives in many of our business units.

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

Pursue Value Enhancing Acquisitions— We seek to pursue acquisitions which enhance our existing market positions, facilitate our entry to new product categories and/or markets and achieve our targeted financial returns. Given our leadership positions within our markets and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to identify, execute and integrate acquisitions while realizing synergies. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our strategies and provide synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach, and simultaneously produce attractive financial returns.

Distribution

We distribute our brands either through our direct sales force or our well-established dealer network. Whether we sell directly to the customer or through a dealer depends largely on the product line, the customer base and applicable regulations. We provide our direct sales force representatives and dealers with training on the operation and specifications of our products. We strive to keep our direct sales force representatives and dealers up to date on our product offerings and new features as well as market trends. We believe our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, which we believe enables us to develop expertise valued by our customers.

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

Specialty Vehicles Segment

Our fire apparatus business partners with a combination of independent dealer networks and a direct sales force to sell our products in the North American market. Additionally, we sell Spartan cab chassis to OEM manufacturers. Dealers hold a strong position in their assigned territories, providing us with a significant competitive advantage. Brands in the fire segment participate in the Government Services Agency (“GSA”) Schedules Program and Defense Logistics Agency (“DLA”) troop support.

We sell our ambulances through internal direct sales personnel as well as a select group of independent dealers in North America. Our direct sales force is responsible for sales to key accounts that operate in multiple states or require a direct OEM relationship to service their business. Independent dealers provide full coverage of the U.S. domestic market and provide both sales and service to our customers. We believe our dealers hold strong positions in their assigned territories, providing us with a significant competitive advantage. In addition, we participate in GSA Schedules Program, and we export to most of the international markets that participate in this program. These include countries in the Middle East, Latin America and the Caribbean basin.

The Capacity brand utilizes its direct sales force and an extensive network of dealers in North America, along with a combination of a direct sales force, international agents and dealers to market its products worldwide.

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

We continue to expand our distribution network into new markets. We believe there are opportunities to grow our dealer footprint to serve these markets.

Recreational Vehicles Segment

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

Manufacturing

We currently operate 17 manufacturing facilities across the United States with approximately 4.1 million square feet of manufacturing, service, and warehouse space. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

We strive to instill a manufacturing culture of continuous improvement through our proprietary REV Business System and other initiatives. Many of our direct labor employees are taught lean manufacturing principles or other operational best practices to improve the efficiency of their production processes and enhance their employment experience. The commonality and scale of the REV Drive Business System across all of our factories in the areas of chassis production/preparation, product assembly and flow processes, and “body” and apparatus design and manufacturing allows us to share efficiency and operational best practices across our segments.

Engineering, Research and Development

We believe our engineering, research and development (“R&D”) capabilities are essential to ensure we remain competitive in the markets in which we operate. We continue to engage in new product development, enhancement and testing to improve both existing products and the development of new vehicles and components.

Virtually all of our vehicle sales require some level of custom engineering to meet customer specifications and evolving industry standards. In the Specialty Vehicles segment, engineering and development activities include the design and production of customized equipment to meet the specific needs and applications of our customers. In the Recreational Vehicles segment, overall design, floorplan layout, functionality and amenities require frequent updating to address changes in consumer preferences and to enhance our existing product offerings.

The Company has focused on accelerating the adoption of alternative energy by creating cost-effective, innovative solutions for the markets we serve. In the Specialty Vehicles segment, the Company has developed an electric fire apparatus as well as an electric and hydrogen fuel cell terminal truck.

R&D costs are included as part of Selling, general, and administrative expenses and expensed as incurred. R&D costs totaled $3.3 million, $4.7 million and $4.2 million for fiscal years 2024, 2023 and 2022, respectively.

Suppliers and Materials

In fiscal year 2024, we purchased approximately $1.5 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing approximately 26% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, Mercedes, and other original equipment manufacturers (“OEMs”). These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

We also purchase and utilize other materials in our production processes including: steel and aluminum in our apparatus and passenger compartment manufacturing, engines and drivetrain (transmissions, axles) components for our manufactured chassis in the RV, fire apparatus and terminal truck businesses, lighting packages for our emergency products, and HVAC systems and parts, seats and seatbelts, doors, lifts, electrical switches and components, hydraulic components and miscellaneous hardware. We also purchase materials that contain or are composed of certain raw or base materials such as paint, fiberglass parts and chassis body components, wood and wood parts, brass and certain petroleum-based resins such as plastic.

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals to complement our segment sourcing teams so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our scale within our markets to achieve competitive pricing and ensure availability.

We strive to maintain strong and collaborative relationships with our suppliers and believe that the sources for these production process inputs are well-established, generally available across world markets and are in sufficient quantity (other than certain chassis), such that we would expect to avoid material disruptions to our businesses if we encountered an interruption from one of our key suppliers.

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

We own a portfolio of intellectual property, including patents, confidential technical information, and technological expertise in manufacturing specialty vehicles. We also own registered trademarks in the United States for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Spartan, Smeal, Ladder Tower Company, Wheeled Coach, Road Rescue, AEV, Horton, Leader, Capacity, LayMor, Fleetwood RV, Monaco, American Coach, Holiday Rambler, Renegade, Midwest Automotive Designs, Goldshield and Lance Camper.

While we consider our patents, trademarks and other intellectual property to be valued assets, we do not believe that our competitive position is dependent primarily on our patents or trademarks or that our operations are dependent upon any single patent or group of related patents to manufacture our products.

Environmental, Health and Safety Laws and Regulations

Our ongoing operations are subject to a wide range of federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations relate to water discharges, air emissions, the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, the health and safety of our employees and the fuel economy and emissions of the vehicles we manufacture. Certain of our operations require environmental, health and safety permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. Compliance with these laws, regulations, permits and approvals is a significant factor in our business. We have expended resources, both financial and managerial, to comply with environmental laws and worker safety laws and maintain procedures designed to foster and ensure compliance, and we are committed to protecting our employees and the environment. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. However, our failure to comply with applicable environmental, health and safety laws and regulations or permit or approval requirements could result in substantial liabilities or civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, as well as business disruptions, which could have a material adverse effect on our business, financial condition and operating results.

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

Competition

The markets in which we participate are highly competitive. We compete with both divisions of large, diversified companies as well as private and public companies. We believe that through this growth we are developing a relatively scaled business across both of our segments, which creates a competitive advantage against a large number of our competitors and makes us more relevant compared to our larger competitors. We believe that we have been able to effectively compete on the basis of product quality and reliability, total cost of ownership, breadth of product offerings, manufacturing capability and flexibility, client-specific customization, price, technical capability, product innovation, and customer service. The combination of our products, aftermarket support and large installed base of vehicles provides us with a competitive advantage across our end markets.

In the Specialty Vehicles segment, our competition includes Pierce Manufacturing (Oshkosh Corp.), Rosenbauer International, Demers Braun Crestline, FWD Seagrave, Life Line Emergency Vehicles, TICO, and Cargotec, among others. In the Recreational Vehicles segment, our competition includes Thor Industries, Inc., Winnebago Industries, Inc., and Forest River Inc., among others.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as RVs, are the lowest due to the colder weather and the relatively long time until the summer vacation season. Our first fiscal quarter also has fewer working days to complete and ship units due to the number of holidays and related vacation taken by employees. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, and timing of government and municipal customer fiscal years. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

Employees

As of October 31, 2024, we had approximately 5,700 employees, temporary workers and contractors. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is generally positive.

Human Capital Management

Oversight & Management

We believe our success depends on the strength of our workforce. We employ approximately 5,500 employees, excluding temporary workers and contractors, approximately 75% of whom work in production roles. REV’s leadership team and Chief Human Resources Officer (“CHRO”) are responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. The CHRO and the Chief Executive Officer (“CEO”) regularly update our board of directors on the operation and status of these human capital activities. Key areas of focus include:

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
•
Succession – During fiscal 2024, strategic succession planning for the Company was reviewed and updated, with a focus on the specific identification of critical roles within the organization as well as the establishment of talent pipelines to develop and retain high performing employees throughout the Company. The Company is committed to planning for the succession of key personnel, to ensure that we can deliver on our strategic and financial objectives.

•
Engagement – Currently, none of our employees are represented under collective bargaining agreements, and we enjoy generally favorable employee relations. To fully understand and drive greater employee engagement and retention, we sponsor structured, employee Roundtable discussions at all business units. Employee concerns are documented, shared with senior leadership and actions are taken to address the areas of concern. Roundtable outcomes and actions are posted within the facility for employees to review. Roundtables are held at least quarterly at all business units and monthly at some locations.
•
Commitment to Diversity and Inclusion – We are improving diversity, equity, and inclusion (“DEI”) by living our core values, including supporting and building diversity in our teams, respecting alternative perspectives and being accountable to each other to fulfill our goals. Our company-wide Code of Conduct supports this objective. In 2024 we trained all employees on Anti-Harassment/Anti-Discrimination, and as part of their leadership skills training, new supervisors are trained on Appreciating Differences. We expect our company-wide intranet to continue to serve as a mechanism for growing diversity awareness in our workforce as well.
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

Item 1A. Risk Factors.

Investing in shares of our common stock involves a degree of risk. The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. Investors should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of shares of our common stock could decline and investors could lose all or part of their investment. It is impossible to predict or identify all such factors and, as a result, investors should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions. Additional risks and uncertainties, including those not presently known to us or that we currently believe to be immaterial, may also adversely affect our business.

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

While less economically sensitive than the Recreational Vehicles segment and our terminal truck business, the fire and ambulance businesses in our Specialty Vehicles segment are also impacted by the overall economic environment. Local tax revenues are an important source of funding for fire and ambulance purchases by emergency response departments. For example, reduced municipal tax revenues resulting from the 2008 recession may have led to a decline in these markets. As fire and ambulance vehicles are typically a larger cost item for municipalities and, because their service life is very long, their purchase is more deferrable. This can result in cyclicality in certain of our end markets, which in turn may result in fluctuations in our sales and results of operations.

A decrease in employment levels, consumer confidence or the cost or availability of financing, or other adverse economic events, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Increased economic and political instability may adversely affect our business, financial condition, and results of operations.

Although we do not have operations outside the United States, we may experience indirect impacts to our operations, such as supply chain disruptions, due to our relationships with suppliers in other countries where economic or political instability exists, as well as potential inflation in the cost of energy, raw materials or other supplies. The potentially destabilizing effects of the global conflicts or the potential for a larger conflict could have other adverse effects on our business. For example, the conflicts in Russia and Ukraine, which started in 2022, as well as conflicts in Israel and the Middle East, which started in 2023, have resulted in significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of these conflicts, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. These conflicts could lead to an increased threat of cyber-attacks (including increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam, and fake accounts, or other illegal activity conducted generally by bad actors seeking to take advantage of us, our partners or end-customers) against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our product offerings and/or service offerings for our products, as well as the confidentiality, availability and integrity of our data.

A disruption, termination or alteration of the supply of vehicle chassis or other critical components from third-party suppliers could materially adversely affect the sales of our products.

Our sales and our manufacturing processes depend on the supply of manufactured vehicle chassis and other critical components such as engines, transmissions, wire harnesses and axles from major auto manufacturers and other suppliers, including Allison Transmission, Cummins, Daimler Truck North America, Ford, General Motors, Meritor, Mercedes-Benz, and Navistar among others. For the standardized, mass-produced chassis models, we convert the chassis for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. We are reliant on a consistent supply of chassis and the maintenance of our status as “authorized converters” in order to maintain our sales. If these manufacturers experience production delays, if the quality or design of their chassis changes, if these manufacturers implement recalls, or if these manufacturers change or discontinue the specific type of chassis they manufacture, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. At various times, we may carry increased inventory to protect against these concerns, which may negatively impact our results of operations.

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

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. For example, during the electronic chip shortages in 2022, many vehicle manufacturers, including Ford and General Motors, idled factories and reduced their output of vehicle chassis. During 2018 and 2019, many of our suppliers encountered production issues and delivery delays due to factors which included a vendor factory fire, new plant location inefficiencies, unplanned work stoppages and indirect impacts from the implementation of tariffs. A recurrence of any of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. For example, in 2023, the United Auto Workers Union announced targeted strikes impacting certain auto manufacturers from which we purchase chassis. While the targeted strikes did not cause a disruption to our business, a similar or more prolonged labor dispute could have an adverse impact on our ability to procure the components necessary to produce and maintain sales volumes. Our business, operating results and financial condition could suffer if our suppliers reduce output or make changes to chassis models that are unpopular with our customers or are incompatible with our current product designs or production process.

We face competition in our markets, which may harm our financial performance and growth prospects.

We operate in a highly competitive environment in each of the markets we serve, and we face competition in each of our product segments from numerous competitors. We compete principally on the basis of customer loyalty and repeat buyers, client-specific customization, product quality and reliability, breadth of product offering, manufacturing capability and flexibility, technical capability, product innovation, customer service, after-sales support, delivery times and price. Certain of our competitors are smaller companies which may have lower operating costs and greater operational flexibility and may focus on regional markets where they have competitive advantages of proximity and relationships with local municipalities or other regional customers. Other of our competitors are large, well-established companies with capacity, financial and other resources that may be in excess of ours. Additionally, companies that are not currently competitors but that are involved in the specialty vehicle market (such as a supplier), that operate in other specialty vehicle market segments than us, or that operate in an adjacent market (such as a producer of mainstream cars and trucks) could choose to enter the specialty vehicle market.

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

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control, including continuing inflation. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, steel, plastics and other resins, brass, wood and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, tariffs enacted or proposed by the U.S. government, or retaliatory tariffs, could further increase the price of components imported from international suppliers, and lift prices of certain commodities generally regardless of origin. Although we at times purchase steel, aluminum and other raw materials in advance in order to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs, including the impacts of inflation. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

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

Periodically, we also need to upgrade our information technology systems or adopt new technologies. If such a new system or technology does not function properly or otherwise exposes us to increased cybersecurity breaches and failures, or if such a system is not implemented effectively, it could affect our ability to report accurate, timely and consistent financial results; our ability to purchase raw materials or other supplies from and pay our suppliers; and/or our ability to deliver products to customers on a timely basis and to collect our receivables from them.

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

Further, our systems and networks, as well as those of our dealers, customers, suppliers, service providers, and banks may become the target of advanced cyber-attacks or information security breaches which will pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of data of our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our Company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our suppliers' and customers' systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with customers and consumers and diminish the strength and reputation of our brands or require us to pay monetary penalties.

We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and cyber-attacks.

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

We rely to a significant extent on our independent dealer networks to sell our products to end customers. We estimate that approximately 74% of our product revenue is distributed through a system of independent, authorized dealers, many of whom also sell products from competing manufacturers. Our business is therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.

Our dealer agreements are typically for a multi-year term; however, we can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on the financial performance of our Company if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate or not renew dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2024, but there may continue to be consolidation and changes in the dealership landscape over time. If one or more of our significant dealers chooses to not renew a contract with us or to re-negotiate an agreement under advantageous terms, our sales and results of operations could be adversely affected.

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

In addition, we assist dealers and retail customers with arranging their financing with third parties for purchases of our products. Although we currently assume contingent obligations associated with these finance arrangements and receive only a minimal arrangement fee, we could be materially adversely affected in the future if third-party financers were unable to provide this financing to our customers and our dealers were unable to obtain alternate financing, at least until our customers were able to find a replacement financing source. Third-party financers face a number of business, economic and financial risks that could impair their access to capital and negatively affect their ability to provide financing solutions for our dealers and customers. Because third-party financers serve as an important source of financing options for dealers and customers, an impairment of their ability to provide such financial services could negatively affect our future sales and therefore our profitability and financial condition. In addition, we could be liable for repurchase of the products under these contingent obligations, and while losses would be limited by the resale value of the products, these losses could negatively affect our profitability and financial condition.

Our ability to execute our strategy is dependent upon our ability to attract, retain, and develop qualified personnel, including our ability to execute proper succession plans for senior management and key employees.

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

Failure to attract, train and retain qualified personnel, whether as a result of an insufficient number of qualified local residents or the allocation of inadequate resources to training, integration and retention, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects. Our success also depends to a large extent upon our ability to attract and retain key executives and other key employees, as well as the existence of a succession plan for these employees. These employees have extensive experience in our markets and are familiar with our business, systems and processes. The loss of the services of one or more of these key employees could have an adverse effect, at least in the short to medium term, on significant aspects of our business, including the ability to manage our business effectively and the successful execution of our strategies, if transitions according to our succession plans are not successful. If certain of these employees decide to leave us, we could incur disruptions to the completion of certain initiatives and we could incur significant costs in hiring, training, developing and retaining their replacements if our succession plans are not adequate.

Increases in the cost of labor, deterioration in employee relations, union organizing activity and work stoppages at our facilities could have a negative affect on our business.

While we believe our employee relations are generally positive, we cannot be assured that our relations with our workforce will remain positive. A deterioration in these relations could have an adverse effect on our business. In addition, we conduct a large portion of our business in highly competitive labor markets. If we are unable to recruit and retain a sufficient workforce, or if the costs to do so increase, our business may be materially adversely affected.

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

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with relevant safety standards. Should we or government safety regulators determine that a safety or other defect or noncompliance exists with respect to certain of our vehicles, there could be a delay in the launch of a new model, recalls of existing models or a significant increase in warranty claims, the costs of which could be substantial. Any actual or perceived defect or other quality issue in our products could be costly to address and could also lead to potential liability or reputational damage. Additionally, the vehicles we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a vehicle or a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These potential warranty and repair and replacement costs are generally not covered by our insurance. We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty obligations. We base our estimate for warranty reserves on our historical experience and other related assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected.

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

We typically have a backlog due to the nature of our production and sales process, and our financial results are affected if any backlog order is deferred or canceled. Orders from our dealers and end customers are evidenced by a contract or firm purchase order or, in the case of the Recreational Vehicles segment, a reserved production slot. These orders are reported in our backlog at aggregate selling prices, net of discounts or allowances. Orders included in the Recreational Vehicles segment backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty. When a binding sale contract has been signed with a customer, the purchase price of the vehicle is included in the backlog until it is completed, shipped and the revenue is recognized. When we sign a contract giving a potential purchaser an option to purchase a vehicle which only becomes binding on a non-refundable payment or a subsequent firm purchase order, we do not include the purchase price of the vehicle in backlog until the non-refundable payment has been made or the subsequent purchase order is formalized and the contract is a binding purchase contract. A customer may default on a purchase contract that has become binding, and we may not be able to convert sales contract backlog into sales. As a result, our estimates of backlog for some of our contracts could be affected by variables beyond our control and may not be entirely realized, if at all. In addition, given the nature of our customers and our markets, there is a risk that some amount of our backlog may not be fully realized in the future. Failure to realize sales from our existing or future backlog could negatively impact our financial results.

From time to time, we enter into large, multi-year contracts with federal and local government bodies. Due to the size of the contracts, there are often stringent approval processes that must be completed before the contract is finalized. As a result, until these contracts are finalized, there can be no assurance regarding the timing of our commencing work on any such contract, or the ultimate revenue that we may recognize under any such contract. At any time, a portion of our backlog can include orders placed by federal, state and municipal government bodies. There is no certainty that these customers will have adequate tax revenues or will allocate available funds to the purchase of our vehicles in the future. In addition, future governmental tax revenues may be negatively impacted as a result of general economic conditions and therefore may result in lower future vehicle order rates than expected or experienced in prior periods, resulting in lower backlogs.

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

Our business depends upon continued federal, state, and local government expenditures on certain Specialty Vehicles products. These expenditures have not remained constant over time. Current government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies or priorities. A significant portion of our sales are subject to risks specific to doing business with the U.S. government and municipalities, including, but not limited to:

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

Gasoline or diesel fuel is required for the operation of most of our vehicles and we cannot provide assurance that the supply of these petroleum products will continue uninterrupted or that the price of or tax on these petroleum products will not significantly increase. High fuel costs generally drive greater demand for better fuel economy and substantial increases in the price of fuel have had a material adverse effect on the specialty vehicle industry as a whole in the past and could have a material adverse effect on our business in the future. Fluctuations in fuel prices have also historically negatively impacted consumer confidence.

Increased public and shareholder attention to environmental, social and governance matters may expose us to negative public perception, impose additional costs on our business or impact our stock price.

Recently, more attention is being directed towards publicly-traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to achieve stated goals, respond to regulatory requirements or meet investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, the majority of our products are powered by gasoline and diesel engines or are required to be towed or carried by gasoline or diesel-powered vehicles. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our results of operation and financial condition. Additionally, while we strive to create an inclusive culture and a diverse workforce, management team and board of directors where everyone feels valued and respected, a failure, or perceived failure, to properly address inclusivity and diversity matters could result in reputational harm, reduced sales or an inability to attract and retain a talented workforce. Organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings and related reporting requirements may lead to negative investor sentiment which could have a negative impact on our stock price.

Our business is both cyclical and seasonal, which results in fluctuations in sales and results of operations.

We have experienced, and expect to continue to experience, variability in sales, production and net income, including historically as a result of cycles of growth and contraction in consumer demand in our Recreational Vehicles segment. This cyclicity has an impact on the comparability of our quarterly results. Moreover, weak macroeconomic conditions can adversely affect demand for certain of our products and lead to an overall aging of product fleets beyond a typical replacement cycle. During economic downturns that would result in lower demand of our vehicles, we may find it necessary to reduce production line rates and employee headcount. An economic downturn may reduce, and in the past has reduced, demand in both of our segments, resulting in lower sales volumes, lower prices and decreased operating profits or losses. Additionally, our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher sales during the third quarter and fourth quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by the consumer buying habits for RVs, municipal spending and budget cycles, the impact of travel and construction in the summer months, as well as how certain seasonal months aggregate into our fiscal quarters which are different than calendar quarters. For example, our first fiscal quarter has less working days to complete and ship units due to the number of holidays and related vacation taken by employees. Dealer demand and buying patterns may also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. Consequently, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

Intellectual property risks or failure to maintain the strength and value of our brands may adversely affect our business and may dilute our competitive advantage.

Our brands are integral to our business as well as to the implementation of our strategies for expanding our business, and we rely on proprietary intellectual property, including numerous registered trademarks, as well as licensed intellectual property for the manufacture and competitiveness of our products. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could cause significant damage to our brands and reputation, interfere with our ability to effectively represent our Company to our customers, contractors, suppliers and/or licensees and increase litigation costs, which could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations. In addition, a claim or finding that we are infringing on the intellectual property of others could require changes to our products, negatively impact our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

To successfully execute our long-term strategy, we must continue to develop new product lines and adapt our existing product lines to consumer preferences, including product lines that have historically been outside of our core businesses, such as electric vehicles and other specialty vehicles that minimize emissions. The process of designing and developing new technology, products and services is complex, costly, and uncertain and requires extensive capital investment and the ability to retain and recruit talent. For example, many vehicle manufacturers foresee electric vehicle sales becoming an increasingly important to their businesses, and we may not have the expertise to successfully address these competitive pressures on a costly basis or at all. Accordingly, if we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, competition from other companies could make our specialty vehicles less desirable in the marketplace.

Managing frequent product introductions and transitions poses inherent risks and additional costs. Delays in the introduction or market acceptance of new product features, designs or models could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in customer preferences or our failure to properly gauge customer preferences. Further, we cannot be certain that new product introductions will not reduce sales from existing models and adversely affect our results of operations. In addition, we cannot provide assurance that any of these new product features, designs or models will be introduced to the market in a timely manner or that they will be successful when introduced. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

Risks Relating to Acquisitions and Divestitures

If we are unable to identify and successfully integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and may continue to be a significant component of our growth strategy. From time to time, we seek to identify and complete acquisitions. We may continue making strategic acquisitions in the future. Our previous or future acquisitions and the related strategies may not be successful or may not generate the financial benefits that we expected we would achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisitions as we integrate the acquired business with the rest of our Company. Although we generally expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

Divestitures could negatively impact our business and retained liabilities from businesses that we sell could adversely affect our financial results.

As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. We continue to review our portfolio and may pursue additional divestitures. From time to time, we engage in discussions with third parties about potential acquisitions and divestitures of one or more of our businesses that, if fully consummated, could result in the divestiture of a material amount of assets and contribution to our results of operations. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, if we decide to sell a business, we may be unable to do so on our terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. Further, transaction terms typically include representations and warranties by the seller that are supported by indemnification obligations, and breaches could require us to indemnify the buyer for certain losses which could result in adverse impact on the expected financial benefit we expected from the divestiture transaction.

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

Our business has meaningful working capital requirements. We had $85.0 million of long-term debt outstanding as of October 31, 2024. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

We believe that our cash on hand, together with funds generated by our operations and borrowings under our existing credit facilities, will provide us with sufficient liquidity and capital resources to meet our working capital, capital expenditures and other operating needs for the foreseeable future. Significant assumptions underlie this belief however, including, among other things, assumptions relating to future sales volumes, the successful implementation of our business strategies, the continuing availability of trade credit from certain key suppliers and that there will be no material adverse developments in our competitive market position, business, liquidity or capital requirements. Any failure to achieve earnings expectations may have an adverse impact on our available liquidity. As a result, we cannot provide assurance that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, reduce or cut back our operating activities, capital expenditures or otherwise alter our business strategy. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional debt, the agreements governing that debt may contain significant financial and other covenants that may materially restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

We have meaningful contingent obligations, which could negatively impact our results of operations.

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, we generally purchase the chassis and record it as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. We also obtain vehicle chassis directly from our customers in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. If damage or theft were to occur to these chassis, we would be responsible for related costs incurred to repair or replace the customer-provided chassis. Further, in connection with dealers’ wholesale floor-plan vehicle financing programs, we enter into repurchase agreements with certain lending institutions, customary in the industries in which we operate, which may require us to repurchase previously sold vehicles. Although our exposure under these agreements is limited by the expected resale value of the inventory we may repurchase, we may receive less than anticipated on such resale and could collect payment on such resale later than originally expected. Additionally, we are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. Also, the Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety companies and has open standby letters of credit issued by the Company’s banks in favor of third parties. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized.

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

In addition, the restrictive covenants in our 2021 ABL Facility require us to maintain specified financial ratios and other business or financial conditions. Our ability to comply with these financial ratios or other covenants may be affected by events beyond our control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under our 2021 ABL Facility, or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our 2021 ABL Facility. If amounts outstanding under our 2021 ABL Facility were accelerated, our lenders could foreclose on these liens, and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

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

We may not continue to declare dividends or have sufficient funds to pay dividends on our common stock.

Future dividends on shares of common stock will be at the sole discretion of our Board of Directors. We may reduce or discontinue entirely the payment of such dividends at any time. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the 2021 ABL Facility.

Moreover, because we are a holding company, our ability to pay dividends is dependent upon the financial results and cash flow of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Furthermore, Delaware law requires that our Board of Directors determine that we have adequate surplus capital prior to the declaration of dividends. While we do not currently believe that these restrictions will impair our ability to pay regular quarterly cash dividends, there can be no assurance that we will not need to reduce or eliminate the payment of dividends on our common stock in the future.

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

We are also subject to federal, state and foreign consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” In addition, certain laws and regulations affect other areas of our operations, including, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export duties, tariffs, anti-corruption, anti-competitive conduct and regulations relating to the sale to government entities. Compliance with these laws and others may be onerous and costly, at times, and may vary from jurisdiction to jurisdiction which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. We have instituted various and comprehensive policies and procedures designed to ensure compliance. However, we cannot assure that employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures.

Lastly, while our non-U.S. operations are limited, we are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our activities in less developed countries with potentially more corrupt business environments create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act. We have implemented safeguards and policies to discourage these practices by our employees, dealers and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees or agents may engage in conduct for which we might be held responsible. Violations of the FCPA, U.K. Bribery Act, other anti-corruption laws, export controls or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

Our operations, products, and the industries in which we operate are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.

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

Product compliance laws and regulations impose a variety of environmental requirements, including emissions and performance standards, on the vehicles we manufacture. These laws and regulations govern vehicle fuel efficiency, emissions (including greenhouse gas emissions), noise and safety, and are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. For example, the EPA began to enforce limits on diesel exhaust emissions, initially restricted to nonroad diesel engines in 1996, and stationary diesel-engine generator sets in 2006. Implemented in a series of steps called Tier levels, these regulations, over time, have introduced successively more stringent limitations on nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and non-methane hydrocarbons (NMHC). The current “Tier 4” regulations promulgated under the Clean Air Act have imposed increasingly stringent motor vehicle emissions standards on our diesel exhaust emissions beginning with the 2011 model year. In addition, in August 2011, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) issued initial rules on GHG emissions and fuel economy for medium and heavy-duty vehicles and engines. The emissions standards established required minimum fuel economy and GHG emissions levels for both engines and vehicles beginning in model year 2014 primarily through the increased use of existing technology. In August 2016, the EPA and the NHTSA finalized a second phase of GHG emissions reductions to be implemented over time beginning in model year 2021 through model year 2027 (with standards for certain trailers beginning in model year 2018). The EPA also finalized a NOx reduction standard to be implemented in model year 2027 and a third phase of GHG emissions reductions to be implemented over time beginning in model year 2027 and later. These new EPA standards set lower standards for NOx, more stringent standards for fuel economy (CO2), and longer emission related warranty requirements. California and certain other states including Oregon, Washington, New York, New Jersey and Massachusetts have issued a number of stringent emissions standards in recent years, as well as restrictions that could limit our ability to sell recreational vehicles built on certain chassis in those states.

These standards, as well as other federal and state emissions and other standards applicable to the vehicles we manufacture, have increased and will continue to increase costs of development for engines and vehicles and administrative costs arising from implementation of the standards, and have impacted in recent years and may continue to impact the cost or availability of certain chassis used in our products. In addition, regulatory proposals under consideration or those that are proposed in the future may set standards that are difficult to achieve or adversely affect our results of operations due to increased research, development, or warranty costs or otherwise.

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

Some of our businesses have in the past and may in the future face claims and litigation regarding accidents involving their products, including accidents involving injuries and deaths, and the increasing amount of our vehicles on the road may increase our exposure to such matters. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all.

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

If any significant accident, judgment, claim or other event is not fully insured or indemnified against, then in either case that could have a material adverse impact on our business, financial condition and results of operations. We cannot assure that the outcome of all current or future litigation will not have a material adverse impact on our business or results of operations.

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

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave us exposed to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law, regulatory sanctions and/or serious reputational harm or financial harm. We monitor our policies, procedures and controls; however, we cannot provide assurance that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our risk management program, but it is possible that our compensation policies could incentivize management and other employees to subject us to inappropriate risk or to engage in misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company maintains a cybersecurity risk management program that is led by our Chief Information Officer (“CIO”) and our Senior Director of IT - Security and Compliance (“Senior Director of IT”). Our CIO has over 25 years of experience in information technology and cybersecurity and reports to our President and CEO. Our Senior Director of IT has over 20 years of experience in information technology and cybersecurity, holds several industry certifications including CISSP and CISA, and reports to the CIO. The Company’s CEO, Chief Financial Officer (“CFO”) and General Counsel each have over 20 years of experience managing risk at the Company or at similar companies, including risks arising from cybersecurity threats.

The program is aligned with industry frameworks and controls from the National Institute of Standards and Technology, including NIST Cybersecurity Framework, v2.0. Leveraging these frameworks and controls allows the Company to identify the fundamental security capabilities and controls necessary to maintain and enhance the program. The Company utilizes a wide range of capabilities to maintain and enhance cybersecurity, including threat intelligence, penetration testing, multi-factor authentication, and endpoint detection and response. The Company maintains a cyber incident response plan, which is tested periodically. The Company maintains a cybersecurity insurance policy, which gives us access to expert forensic and legal experts to help manage a major incident or a data breach. We have rolled out a formal cybersecurity awareness training program to our entire workforce as part of our annual ethics and compliance training. Additionally, the Company conducts ongoing phishing and social engineering simulations that are tied to our cybersecurity awareness training program, and our workforce is encouraged to report any suspicious activities to our cybersecurity team. The Company also has processes in place to oversee and identify risks from cybersecurity associated with the use of third-party service providers that could impact our business. We review available data related to our third-party service providers and assess the appropriateness of our service providers' cybersecurity programs and practices to ensure risks are properly mitigated.

Assessing, identifying and managing cybersecurity-related risks are integrated into the Company's overall Enterprise Risk Management (“ERM”) program. Cybersecurity-related risks fall within the scope of risks that the ERM program evaluates to assess top risks to the enterprise. Such risks are directly communicated to the Audit Committee on a bi-annual basis, or more frequently as needed. The Audit Committee reports the results of their bi-annual meetings to the Board of Directors at the succeeding Board meeting. To the extent the ERM process identifies a heightened cybersecurity-related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. We have a formal process to annually assess the feasibility, validity and effectiveness of our incident response plans including information technology recovery and business continuity procedures.

The Company did not experience a material cybersecurity incident in fiscal year 2024. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and, if deemed necessary, the Board of Directors. Additionally, we plan to consult with outside counsel, as appropriate, on our materiality determinations, our disclosure requirements, and other compliance decisions. We also plan to keep our independent public accounting firm informed of such incidents, as appropriate. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. Although our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks applicable to the Company.

Governance

The Company maintains a formal Information Security Steering Committee comprised of a cross-functional group of business leaders. This committee meets at least quarterly to discuss performance of the prevention, detection, and mitigation plans that are being carried out by the Company's information security function, as well as the identification of any material new or heightened cybersecurity risks or incidents not already communicated by the CIO and Senior Director of IT.

The Board of Directors is responsible for the overall oversight of risk at the Company and has delegated to the Audit Committee the oversight of the risk management strategy specific to cybersecurity. Bi-annual reports regarding cybersecurity are provided to the Audit Committee by the CIO. These reports include information about the prevention, detection, mitigation, and remediation activities related to cybersecurity, any updates to internal processes surrounding cybersecurity, and any other relevant topics or information that allow the Audit Committee to provide proper oversight into cybersecurity risks. Additionally, the Board of Directors receives an annual update on cybersecurity from the CIO, which includes updates on any material cybersecurity incidents, and updates on topics related to cybersecurity both on a broad and company-specific level.

Item 2. Properties.

We maintain corporate office space in Brookfield, Wisconsin. The locations of the RTCs, aftermarket parts warehouses and manufacturing properties that we currently own or lease are listed below. We believe that our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

RTCs & Aftermarket Parts Warehouses	Approximate Square Feet	Segment	Owned or Leased
Jefferson, North Carolina	92,000	Specialty Vehicles Aftermarket Parts Warehouse	Owned
Decatur, Indiana	90,000	Recreational Vehicles Aftermarket Parts Warehouse	Owned
Decatur, Indiana	85,000	Recreational Vehicles RTC	Owned
Coburg, Oregon	36,000	Recreational Vehicles RTC	Leased
Bristol, Indiana	44,000	Recreational Vehicles RTC	Owned
Ocala, Florida	33,000	Specialty Vehicles Aftermarket Parts Warehouse	Leased
Total	380,000

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Decatur, Indiana	689,000	Fleetwood RV, American Coach, Holiday Rambler	Owned
Ocala, Florida	488,000	E-ONE	Owned/Leased
Snyder, Nebraska	400,000	Smeal	Owned
Charlotte, Michigan	283,000	Spartan Emergency Response	Owned
Elkhart, Indiana	270,000	Fleetwood RV, Midwest Automotive Design	Owned/Leased
Grove City, Ohio	240,000	Horton Emergency Vehicles	Owned/Leased
Holden, Louisiana	232,000	Ferrara Fire Apparatus, KME	Owned
Jefferson, North Carolina	225,000	American Emergency Vehicles	Owned
Winter Park, Florida	223,000	Wheeled Coach, Road Rescue	Owned
Bristol, Indiana	200,000	Renegade RV	Leased
Lancaster, California	169,000	Lance Camper	Leased
Decatur, Indiana	158,000	Goldshield	Owned
Longview, Texas	158,000	Capacity of Texas, LayMor	Owned/Leased
Ephrata, Pennsylvania	119,000	Ladder Tower	Leased
Brandon, South Dakota	86,000	Spartan Emergency Response	Owned/Leased
Hamburg, New York	87,000	E-ONE	Leased
South El Monte, California	34,000	Leader Emergency Vehicles	Leased
Total	4,061,000

Item 3. Legal Proceedings.

The Company is, from time to time, party to various legal proceedings arising out of the ordinary course of business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims, which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the business, financial condition or results of operations. Additionally, these claims are often covered by third-party insurance, which for some insurance policies is subject to a retention for which the Company is responsible. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock began trading on the New York Stock Exchange on January 27, 2017, under the trading symbol “REVG.” Prior to this listing, no public market existed for our common stock.

As of December 6, 2024, there were approximately 63 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During fiscal year 2024, the Company paid cash dividends of $192.0 million, which includes a special cash dividend in the amount of $3.00 per share that was paid in February 2024. Our ability to pay dividends is dependent on our ABL Facility and board of directors' approval. See “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Equity Compensation Plan Information – see Item 12.

Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases - There were no purchases of common stock made by the Company during the fourth quarter of fiscal year 2024.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between October 31, 2019 and October 31, 2024, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the Russell 2000, RV Peers, and Specialty Vehicle Peers.

Total return of $100 invested on Oct 31, 2019
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Oct' 19
Oct' 20
Oct' 21
Oct' 22
Oct' 23
Oct' 24
REVG
Russell 2000
RV Peers
Specialty Vehicle Peers

	October 31, 2019	October 31, 2020	October 31, 2021	October 31, 2022	October 31, 2023	October 31, 2024
REVG	$100.0	$64.0	$123.9	$114.5	$120.5	$267.2
Russell 2000	100.0	99.8	150.5	122.6	112.0	150.2
RV Peers¹	100.0	117.8	155.4	132.4	138.7	152.9
Specialty Vehicle Peers²	100.0	85.0	150.6	109.1	113.1	171.1

¹represents an equally-weighted index comprised of THO and WGO.

²represents an equally-weighted index comprised of OSK, BLBD, SHYF, & FSS.

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

Overview

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services. We serve a diversified customer base, primarily in North America, through our two segments. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances and fire apparatus), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry.

Segments

Specialty Vehicles – Our Specialty Vehicles segment sells (i) fire apparatus equipment under the E-ONE, KME, and Ferrara brands, and Spartan ER, which consists of the Spartan Emergency Response, Smeal, Spartan Fire Chassis, and Ladder Tower brands, (ii) ambulances under the AEV, Horton, Leader, Road Rescue and Wheeled Coach brands, and (iii) terminal trucks and sweepers under the Capacity and Laymor brands, respectively. We believe we have one of the industry’s broadest portfolios of products including Type I ambulances (aluminum body mounted on a heavy truck-style chassis), Type II ambulances (van conversion ambulance), Type III ambulances (aluminum body mounted on a van-style chassis), pumpers (fire apparatus on a custom or commercial chassis with a water pump and water tank to extinguish fires), aerial trucks (fire apparatus with stainless steel or aluminum ladders), tanker trucks, rescues, aircraft rescue firefighting (“ARFF”), custom cabs & chassis, terminal trucks (specialized vehicles which move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports), and sweepers (three- and four-wheel versions used in road construction activities). Each of our individual brands is distinctly positioned and targets certain price and feature points in the market such that dealers often carry, and customers often buy, more than one product type from our Specialty Vehicles brands.

Recreational Vehicles – Our Recreational Vehicles segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs and Lance Camper. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Our products in the Recreational Vehicles segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions), and towable travel trailers and truck campers. The Recreational Vehicles segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, other RV manufacturers, and broader industrial markets.

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

While less economically sensitive than the Recreational Vehicles segment, the Specialty Vehicles segment is also impacted by the overall economic environment. For example, local tax revenues are an important source of funding for fire and ambulance purchases from emergency response departments. Volatility in tax revenues or availability of funds via budgetary appropriation can have a negative impact on the demand for these products. Additionally, these products are typically a larger cost item for municipalities and their service life is relatively long, making the purchase more deferrable, which can result in reduced demand for our products.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, the slowest sales volume quarter has been the first fiscal quarter when the purchasing seasons for vehicles, such as RVs, are the lowest due to the colder weather and the relatively long time until the summer vacation season. Our first fiscal quarter also has fewer working days to complete and ship units due to the number of holidays and related vacation taken by employees. Sales of our products have typically been higher in the second, third and fourth fiscal quarters (with the fourth fiscal quarter typically being the strongest) due to better weather, the vacation season, buying habits of RV dealers and end-users, and timing of government and municipal customer fiscal years. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. Sales and earnings for other vehicles that we produce, such as essential emergency vehicles, are less seasonal, but fluctuations in sales of these vehicles can also be impacted by timing surrounding the fiscal years of municipalities and commercial customers, as well as the timing and amounts of multi-unit orders.

Impact of Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. We also may dispose of certain components of our business that no longer fit within our overall strategy. Historically, a significant component of our growth has been through acquisitions of businesses. We typically incur upfront costs as we integrate acquired businesses and implement our operating philosophy at newly acquired companies, including consolidation of supplies and materials purchases, improvements to production processes, and other restructuring initiatives. The benefits of these acquisition, integration, and divestiture activities may not positively impact our financial results until subsequent periods, if at all.

In the first quarter of fiscal year 2024 we sold Collins Bus Corporation (“Collins”), a wholly owned subsidiary of Collins Industries, Inc. (“Collins Industries”), an indirect wholly-owned subsidiary of the Company. In the second quarter of fiscal year 2024 we sold certain assets of our Fire Regional Technical Center (“Fire RTC”) business. In the fourth quarter of fiscal year 2024 we sold ElDorado National (California) (“ENC”). Refer to Note 6, Divestiture Activities, of the Notes to the Consolidated Financial Statements for further details.

Results of Operations

The following table compares results for fiscal years 2024, 2023 and 2022

	Fiscal Year Ended
(in millions except per share data)	October 31, 2024	October 31, 2023	October 31, 2022
Net sales	$2,380.2	$2,638.0	$2,331.6
Gross profit	297.3	316.1	247.5
Selling, general and administrative	188.7	224.0	194.2
Restructuring	12.3	—	9.4
Impairment charges	14.5	—	—
(Gain) Loss on sale of business	(289.3)	1.1	0.1
Provision for income taxes	82.8	12.9	4.6
Net income	257.6	45.3	15.2

Net income per common share
Basic	$4.79	$0.77	$0.25
Diluted	4.72	0.77	0.25
Dividends declared per common share	3.20	0.20	0.20

Adjusted EBITDA	$162.8	$156.6	$105.1
Adjusted Net Income	87.1	80.5	49.1

Net Sales	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Net sales	$2,380.2	-9.8%	$2,638.0	13.1%	$2,331.6

Net Sales: Consolidated net sales decreased $257.8 million in fiscal year 2024 compared to the prior year. Excluding the impact of Collins, which was divested on January 26, 2024, net sales decreased $110.8 million, or 4.4% compared to the prior year. The decrease in net sales, excluding the impact of Collins, is primarily due to lower net sales in the Recreational Vehicles segment, partially offset by higher net sales within the Specialty Vehicles segment. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased discounting. The increase within the Specialty Vehicles segment, excluding the impact of the Collins divestiture, was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Consolidated net sales increased $306.4 million in fiscal year 2023 compared to fiscal year 2022, primarily due to an increase in net sales in the Specialty Vehicles segment, partially offset by lower net sales in the Recreational Vehicles segment. The increase within the Specialty Vehicles segment was due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, higher shipments of school buses, terminal trucks, and street sweepers, and price realization, partially offset by an unfavorable mix of municipal transit buses. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments, an unfavorable mix of motorized units, and increased discounting.

Gross Profit	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Gross profit	$297.3	-5.9%	$316.1	27.7%	$247.5
% of net sales	12.5%		12.0%		10.6%

Gross Profit: Consolidated gross profit decreased $18.8 million in fiscal year 2024 compared to the prior year. Excluding the impact of the Collins divestiture, gross profit increased $18.5 million, or 6.6% compared to the prior year. The increase in gross profit, excluding the impact of Collins, was primarily attributable to higher net sales and gross margin in the Specialty Vehicles segment, partially offset by lower net sales and gross margin within the Recreational Vehicles segment.

Consolidated gross profit increased $68.6 million in fiscal year 2023 compared to fiscal year 2022. The increase in gross profit was primarily attributable to higher net sales and gross margin within the Specialty Vehicles segment, partially offset by lower net sales and gross margin in the Recreational Vehicles segment.

Selling, General and Administrative	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Selling, general and administrative	$188.7	-15.8%	$224.0	15.3%	$194.2

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $35.3 million in fiscal year 2024 compared to the prior year primarily due to the non-recurrence of legal costs associated with the legal case described in Note 16, Commitments and Contingencies of the Notes to the Consolidated Financial Statements, lower personnel and incentive compensation costs, and a decrease in SG&A attributable to Collins, partially offset by higher transaction expenses related to divestiture and capital market transactions.

Consolidated selling, general and administrative costs increased $29.8 million in fiscal year 2023 compared to fiscal year 2022 primarily due to higher incentive and share-based compensation, legal and settlement expense, and severance-related costs, partially offset by structural cost reductions.

Restructuring	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Restructuring	$12.3	100.0%	$—	-100.0%	$9.4

Restructuring: Consolidated restructuring costs for fiscal year 2024 were associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Consolidated restructuring costs for fiscal year 2022 were associated with the transition of KME branded fire apparatus production to other facilities within the Specialty Vehicles segment.

Impairment Charges	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Impairment charges	$14.5	100.0%	$—	—	$—

Impairment Charges: Consolidated impairment charges were $14.5 million for fiscal year 2024. The impairment charges were primarily related to the impairment of an indefinite-lived trade name and certain property, plant, and equipment due to the discontinuation of manufacturing operations at the Company's ENC facility, and the impairment of an indefinite-lived trade name within the Recreational Vehicles segment.

(Gain) Loss on sale of business	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
(Gain) Loss on sale of business	$(289.3)	N/M	$1.1	1000.0%	$0.1

(Gain) Loss on Sale of Business: Consolidated gain on sale of business was $289.3 million for fiscal year 2024. The gain on sale of business was due to the sale of the Collins, Fire RTC, and ENC businesses which occurred in fiscal year 2024.

The loss on sale of business for fiscal year 2023 was due to the sale of non-core businesses within the Specialty Vehicles segment.

The loss on sale of business for fiscal year 2022 was due to the sale of a business within the Specialty Vehicles segment as part of the restructuring activities within that segment.

Provision for Income Taxes	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Provision for income taxes	$82.8	541.9%	$12.9	180.4%	$4.6

Provision for income taxes: Consolidated income tax provision was $82.8 million or 24.3% of pretax income for fiscal year 2024. The fiscal year 2024 tax provision was favorably impacted by incentives for U.S. research and stock-based compensation tax deductions and was unfavorably impacted by nondeductible expenses.

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

Net income	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Net income	$257.6	468.7%	$45.3	198.0%	$15.2

Net income: Consolidated net income increased $212.3 million in fiscal year 2024 compared to the prior year primarily due to the factors detailed above.

Consolidated net income increased $30.1 million in fiscal year 2023 compared to fiscal year 2022 primarily due to the factors detailed above.

Adjusted EBITDA	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Adjusted EBITDA	$162.8	4.0%	$156.6	49.0%	$105.1

Consolidated Adjusted EBITDA increased $6.2 million in fiscal year 2024 compared to the prior year. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $39.0 million, or 31.5%, compared to the prior year. This increase is primarily due to an increase in Adjusted EBITDA in the Specialty Vehicles segment, partially offset by a decrease in Adjusted EBITDA in the Recreational Vehicles segment.

Consolidated Adjusted EBITDA increased $51.5 million in fiscal year 2023 compared to fiscal year 2022 primarily due to an increase in Adjusted EBITDA in the Specialty Vehicles segment, partially offset by a decrease in Adjusted EBITDA in the Recreational Vehicles segment.

Refer to the “Adjusted EBITDA and Adjusted Net Income” tables and related footnotes below for a reconciliation of Net Income to Adjusted EBITDA.

Adjusted Net Income	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Adjusted Net Income	$87.1	8.2%	$80.5	64.0%	$49.1

Refer to the “Adjusted EBITDA and Adjusted Net Income” tables and related footnotes below for a reconciliation of Net Income to Adjusted Net Income.

Segment Information

Specialty Vehicles Segment

	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Net sales	$1,726.4	-0.1%	$1,728.0	25.6%	$1,375.6
Adjusted EBITDA	154.5	56.7%	98.6	297.6%	24.8
Adjusted EBITDA % of net sales	8.9%		5.7%		1.8%

Net Sales: Specialty Vehicles segment net sales decreased $1.6 million in fiscal year 2024 compared to the prior year. Excluding the impact of the Collins divestiture, segment net sales increased $145.4 million, or 9.2% compared to the prior year. The increase in net sales was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Specialty Vehicles segment net sales increased $352.4 million in fiscal year 2023 compared to fiscal year 2022, primarily due to increased shipments of fire apparatus, ambulance units, school buses, terminal trucks, and street sweepers, a favorable mix of ambulance units, and price realization, partially offset by an unfavorable mix of municipal transit buses.

Adjusted EBITDA: Specialty Vehicles segment Adjusted EBITDA increased $55.9 million in fiscal year 2024 compared to the prior year. Excluding the impact of the Collins divestiture, segment Adjusted EBITDA increased $88.7 million, or 134.8% compared to the prior year. The increase was primarily related to price realization, a favorable mix of fire apparatus, and increased shipments of fire apparatus and ambulance units, partially offset by inflationary pressures and lower shipments of terminal trucks.

Specialty Vehicles segment Adjusted EBITDA increased $73.8 million in fiscal year 2023 compared to fiscal year 2022. The increase was primarily related to higher sales volume of fire apparatus, ambulance units, school buses, terminal trucks, and street sweepers, a favorable mix of ambulance units and school buses, and price realization, partially offset by an unfavorable mix and supply chain challenges within municipal transit buses, and inflationary pressures.

Recreational Vehicles Segment

	Fiscal Year Ended
(in millions)	October 31, 2024	Change	October 31, 2023	Change	October 31, 2022
Net sales	$654.6	-28.2%	$912.3	-4.8%	$957.8
Adjusted EBITDA	41.2	-54.7%	91.0	-17.9%	110.9
Adjusted EBITDA % of net sales	6.3%		10.0%		11.6%

Net Sales: Recreational Vehicles segment net sales decreased $257.7 million in fiscal year 2024 compared to the prior year primarily due to decreased unit shipments and increased discounting.

Recreational Vehicles segment net sales decreased $45.5 million in fiscal year 2023 compared to fiscal year 2022 primarily due to decreased unit shipments, an unfavorable mix of motorized units, and increased discounting.

Adjusted EBITDA: Recreational Vehicles segment Adjusted EBITDA decreased $49.8 million in fiscal year 2024 compared to the prior year primarily due to lower unit shipments, increased discounting, and inflationary pressures, partially offset by cost reduction actions.

Recreational Vehicles segment Adjusted EBITDA decreased $19.9 million in fiscal year 2023 compared to fiscal year 2022 primarily due to lower unit shipments, an unfavorable mix of motorized units, increased discounting, and inflationary pressures.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	October 31, 2024	October 31, 2023	$	%
Specialty Vehicles	$4,179.8	$4,076.7	$103.1	2.5%
Recreational Vehicles	291.5	385.2	(93.7)	-24.3%
Total Backlog	$4,471.3	$4,461.9	$9.4	0.2%

Orders from our dealers and end customers are evidenced by a contract or firm purchase order or, in the case of the Recreational Vehicles segment and certain orders in our Specialty Vehicles segment, a reserved production slot. These orders are reported in our backlog at the aggregate selling prices, net of discounts or allowances. Orders included in the Recreational Vehicles segment backlog and certain orders within the Specialty Vehicles segment backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty. As a result, this backlog may not necessarily be an accurate measure of future sales.

At the end of fiscal year 2024, our backlog was $4,471.3 million, compared to $4,461.9 million at the end of fiscal year 2023, which included $220.3 million and $167.5 million related to Collins and ENC, respectively. Excluding the impact of the Collins and ENC divestitures, backlog increased $397.2 million compared to the prior year. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment. The increase in Specialty Vehicles segment backlog was primarily the result of continued demand and order intake for fire apparatus and ambulance units, along with pricing actions, partially offset by a decrease in backlog related to the wind down of municipal transit operations, increased unit shipments, and lower order intake for terminal truck units. The decrease in Recreational Vehicles segment backlog was primarily the result of lower order intake in certain product categories, unit shipments against backlog, and order cancelations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, the improvement and expansion of existing manufacturing facilities, debt service payments and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our asset-based lending (“ABL”) credit facility.

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

Cash Flow

The following table shows summary cash flows for fiscal years 2024, 2023 and 2022:

	Fiscal Years Ended
(in millions)	October 31, 2024	October 31, 2023	October 31, 2022
Net cash provided by operating activities	$53.4	$126.5	$91.6
Net cash provided by (used in) investing activities	348.5	(29.9)	(14.8)
Net cash used in financing activities	(398.6)	(95.7)	(69.7)
Net increase in cash and cash equivalents	$3.3	$0.9	$7.1

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal year 2024 was $53.4 million, compared to $126.5 million for fiscal year 2023. The decrease in cash from operating activities in fiscal year 2024 compared to the prior year was primarily related to higher income tax payments, including those associated with the sale of Collins and ENC, lower receipts of customer advances, and higher accounts payable payments, partially offset by higher collections of accounts receivable and lower inventory purchases.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for fiscal year 2024 was $348.5 million, compared to $29.9 million net cash used in investing activities for fiscal year 2023. The increase in net cash provided by investing activities was related to the cash received in connection with the sale of Collins, Fire RTC, and ENC.

Net cash used in investing activities for fiscal year 2023 was $29.9 million, compared to $14.8 million net cash used in investing activities for fiscal year 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures and a reduction of proceeds from the sale of certain assets compared to fiscal year 2022.

Net Cash Used in Financing Activities

Net cash used in financing activities for fiscal year 2024 was $398.6 million, compared to $95.7 million for fiscal year 2023. The increase in net cash used in financing activities was primarily due to higher dividends payments and share repurchases of $126.1 million.

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

Dividends

During fiscal year 2024, 2023, and 2022, we paid a quarterly cash dividend at the rate of $0.05 per share on our common stock. During fiscal year 2024, we also paid a special cash dividend of $3.00 per share, or a total of $178.1 million, on our common stock.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. The dividend payment is at the discretion of our Board of Directors, and we may not pay dividends according to our policy, or at all. We cannot assure that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Stock Repurchase Program

On September 2, 2021, the Company’s Board of Directors approved a share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock, (the “2021 Repurchase Program”). The share repurchase authorization would have expired in 24 months and gave management the flexibility to determine conditions under which shares may be purchased. During fiscal year 2022, the Company repurchased and retired 5,803,483 shares under this repurchase program at a total cost of $70.0 million at an average price of $12.03, excluding commissions. During fiscal year 2023, the Company did not repurchase any shares under the 2021 Repurchase Program.

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program replaced the 2021 Repurchase Program. The 2023 Repurchase Program expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During fiscal year 2023, the Company did not repurchase any shares under the 2023 Repurchase Program. During fiscal year 2024, the Company repurchased and retired 8,000,000 shares under the 2023 Repurchase Program at a total cost of $126.1 million and at a price of approximately $15.76 per share. The Company incurred approximately $3.6 million in additional fees and excise taxes associated with the repurchase, which has been included within the total cost of the share repurchase and recorded directly within equity. As of October 31, 2024, the approximate dollar value of shares that may yet be purchased under the 2023 Repurchase program is $48.9 million.

On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program replaced the 2023 Repurchase Program. Refer to Note 19, Subsequent Events, of the Notes to the Consolidated Financial Statements for further details.

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in Other long-term assets in the Company’s Consolidated Balance Sheets. The debt issuance costs are amortized over the life of the debt on a straight-line basis. The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

On November 1, 2022, the Company amended the ABL Facility to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate (“SOFR”). The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations. On February 7, 2024, the Company entered into an Amendment No. 2 (the “ABL Facility Amendment”) to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of fixed charges under the 2021 ABL Facility to exclude a special cash dividend, which was declared and paid during fiscal year 2024.

The Company would become subject to compliance with a 1.10 to 1.0 minimum fixed charge coverage ratio financial covenant under the 2021 ABL Agreement if the Company’s borrowing base availability falls below $40.0 million or 15% of the borrowing base. As of October 31, 2024, the Company’s outstanding debt under the 2021 ABL Facility was $85.0 million, and the Company’s availability under the 2021 ABL Facility was $349.6 million.

Refer to Note 9, Long-Term Debt, of the Notes to the Consolidated Financial Statements for further details.

Contractual Obligations

Significant contractual commitments at October 31, 2024 are expected to affect our cash flows in future periods as set forth in the table below.

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Debt(a)	$—	$85.0	$—	$—	$—	$—	$85.0
Interest(b)	5.8	2.9	—	—	—	—	8.7
Operating leases	9.4	8.3	7.5	4.3	2.9	6.6	39.0
Purchasing commitments(c)	42.6	4.1	4.1	4.1	4.1	33.4	92.4
Total commitments	$57.8	$100.3	$11.6	$8.4	$7.0	$40.0	$225.1

(a)
Includes estimated principal payments due under our the 2021 ABL Facility as of October 31, 2024.
(b)
Based on interest rates in effect and outstanding principal balance as of October 31, 2024.
(c)
Includes purchase commitments for certain raw materials and chassis as of October 31, 2024.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Other than the items noted in Note 16, Commitments and Contingencies, to our 2024 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we do not have any material off-balance sheet arrangements.

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

We believe Adjusted EBITDA and Adjusted Net Income are useful to investors because these performance measures are used by our management and our Board of Directors for measuring and reporting our financial performance and as a measurement in incentive compensation for management. These measures exclude the impact of certain items which we believe have less bearing on our core operating performance because they are items that are not needed or available to our managers in the daily activities of their businesses. We believe that the core operations of our business are those which can be affected by our management in a particular period through their resource allocation decisions that affect the underlying performance of our operations conducted during that period. We also believe that decisions utilizing Adjusted EBITDA and Adjusted Net Income allow for a more meaningful comparison of operating fundamentals between companies within our markets.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2024	October 31, 2023	October 31, 2022
Net income	$257.6	$45.3	$15.2
Depreciation and amortization	25.4	26.2	32.3
Interest expense, net	28.5	28.6	16.9
Provision for income taxes	82.8	12.9	4.6
EBITDA	394.3	113.0	69.0
Transaction expenses(a)	7.4	0.5	0.7
Sponsor expense reimbursement(b)	0.2	0.3	0.1
Restructuring costs(c)	12.3	—	9.4
Restructuring related charges(d)	7.8	10.5	9.7
Impairment charges(e)	14.5	—	—
Stock-based compensation expense(f)	12.7	14.4	8.7
Legal matters(g)	2.9	16.6	7.4
Net (gain) loss on sale of business and assets(h)	(289.3)	—	0.1
Other items (j)	—	1.3	—
Adjusted EBITDA	$162.8	$156.6	$105.1

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2024	October 31, 2023	October 31, 2022
Net income	$257.6	$45.3	$15.2
Amortization of intangible assets	2.2	3.5	7.1
Transaction expenses(a)	7.4	0.5	0.7
Sponsor expense reimbursement(b)	0.2	0.3	0.1
Restructuring costs(c)	12.3	—	9.4
Restructuring related charges(d)	7.8	10.5	9.7
Impairment charges(e)	14.5	—	—
Stock-based compensation expense(f)	12.7	14.4	8.7
Legal matters(g)	2.9	16.6	7.4
Net (gain) loss on sale of business and assets(h)	(289.3)	—	0.1
Accelerated depreciation on certain property, plant, and equipment (i)	—	—	2.3
Other Items(j)	—	1.3	—
Income tax effect of adjustments(k)	58.8	(11.9)	(11.6)
Adjusted Net Income	$87.1	$80.5	$49.1

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for fiscal year 2024 include costs incurred in connection with the Offerings and expenses that were incurred in connection with the sale of Collins, Fire RTC, and ENC, which consist primarily of success bonuses and legal and accounting expenses.
(b)
Reflects the reimbursement of expenses to our former Sponsor.
(c)
Fiscal year 2024 reflects restructuring costs incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility. Restructuring costs for fiscal year 2022 were incurred in connection with the transition of KME branded fire apparatus production to other REV fire group facilities within the Specialty Vehicles segment and termination and severance costs incurred at the corporate level.

(d)
Reflects costs that are directly attributable to restructuring activities that do not meet the definition of, or qualify as, restructuring costs under ASC 420, Exit or Disposal Cost Obligations. Restructuring related charges for fiscal year 2024, which consist primarily of inventory charges, were incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility. Restructuring related charges for fiscal years 2023 and 2022 primarily consist of costs associated with a reduction in force impacting corporate employees and production inefficiencies related to the transition of KME branded fire apparatus production to other facilities within the Specialty Vehicles segment.
(e)
The impairment charges for fiscal year 2024 were primarily related to the impairment of an indefinite-lived trade name and certain property, plant, and equipment due to the discontinuation of manufacturing operations at the Company's ENC facility, and the impairment of an indefinite-lived trade name within the Recreational Vehicles segment.
(f)
Reflects expenses associated with the vesting and modifications of equity awards, including employer payroll taxes, net of forfeitures.
(g)
Reflects legal fees and costs incurred to litigate and settle legal claims against us which are outside the normal course of business. Fiscal year 2023 includes fees and costs to settle claims brought through the acquisition of certain assets as described in Note 16.
(h)
Fiscal year 2024 reflects the pre-tax gain recognized in connection with the sale of Collins, Fire RTC, and ENC. Fiscal year 2023 includes the loss on the sale of a business within the Specialty Vehicles segment, which is fully offset by a gain on the sale of certain assets also within the Specialty Vehicles segment. Fiscal year 2022 reflects a loss on the sale of a business within the Specialty Vehicles segment as part of the restructuring activities within that segment.
(i)
Reflects accelerated deprecation that was incurred in connection with the transition of KME branded fire apparatus production to other REV fire group facilities within the Specialty Vehicles segment.
(j)
Fiscal year 2023 reflects a loss on the disposition of a company investment, and other insignificant adjusting items.
(k)
Income tax effect of adjustments using estimated tax rates.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2024 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, consisting of trade names, are not amortized. However, the Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually or more often if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units or indefinite-lived intangible assets are less than their carrying amounts as a basis for determining whether or not to perform the quantitative impairment test. Qualitative testing includes the evaluation of economic conditions, financial performance and other factors such as key events when they occur. The Company then estimates the fair value of each reporting unit and each indefinite-lived intangible asset not meeting the qualitative criteria and compares their fair values to their carrying values.

Under the quantitative method, the fair value of each reporting unit of the Company is determined by using the income approach and/or the market approach. The income approach involves discounting management’s projections of future interim and terminal cash flows to a present value at a risk-adjusted discount rate which corresponds with the Company’s and market-participant weighted-average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth, gross margin and operating expenses trends, depreciation and amortization expense, taxes, capital expenditures and changes in working capital. Projected future cash flows are based on income forecasts and management’s knowledge of the current operating environment and expectations for the Company on a going-forward basis. The WACC represents a blended cost of equity and debt capital applicable to the Company based on observed market participant rates of return for a group of comparable public companies in the industry, utilizes market participant capital structure assumptions by reference to the industry’s average debt to total invested capital ratios, and is also being adjusted for relative risk premiums specific to each reporting unit tested. The terminal residual value is based upon the projected cash flow for the final projected year and is calculated using a capitalization rate based on estimates of growth of the net cash flows based on the Company’s estimate of sustainable growth for each financial reporting unit. The inputs and assumptions used in the determination of fair value are considered Level 3 inputs within the fair value hierarchy, as further described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

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

If the fair value of any reporting unit, as calculated using the income approach and/or the market approach, when applicable, is less than its carrying value, an impairment charge is recorded for any excess of the reporting unit’s carrying value over it’s fair value, not to exceed the carrying amount of goodwill of that reporting unit.

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

During fiscal year 2024, the Company performed its annual goodwill test using a quantitative approach and did not identify any goodwill impairments. The goodwill balances at the Specialty Vehicles segment and Recreational Vehicles segments are $95.2 million and $42.5 million, respectively.

During fiscal year 2024, the Company recorded impairments on an indefinite-lived trade name related to the discontinuation of operations at the Company's ENC facility, and on an indefinite-lived trade name included within the Recreational Vehicles segment. The Company performed its annual indefinite-lived trade name test using both a quantitative and qualitative approach and did not identify any additional impairments.

Warranty

Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s best estimate of the expected future cost of honoring our obligations under our limited warranty plans. The costs of fulfilling our warranty obligations principally involve replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. Our estimates are based on historical experience, the number of units involved and the cost per claim. A significant increase in replacement parts, labor and travel could have a material adverse impact on our operating results. If our warranty reserve were to change by 5%, it would not have a material impact on our gross profit for the fiscal year ended October 31, 2024.

Recent Accounting Pronouncements

Refer to Note 2 to our 2024 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk based on fluctuations in interest rates and certain commodity market prices for key raw material inputs. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2024, we had $85.0 million of principal outstanding under our 2021 ABL Facility at an average rate of 6.84% per annum. On an annualized basis, a 100-basis point increase in our floating interest rates under the 2021 ABL Facility would have increased interest expense by $0.9 million. A similar 100-basis point decrease in our floating interest rates would have decreased interest expense by $0.9 million.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and its subsidiaries (the Company) as of October 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 11, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Valuation of Reporting Units for Goodwill Testing

As described in Notes 2 and 8 to the consolidated financial statements, as of October 31, 2024, the Company’s consolidated goodwill balance was $137.7 million. The Company tests for impairment of goodwill annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate a potential impairment. To evaluate goodwill for potential impairment, management first assesses qualitatively whether it is necessary to perform a quantitative test. For certain reporting units, management determined that a quantitative test was appropriate. The Company determines the fair value of these reporting units using the market approach with a reconciliation to the market capitalization of the Company. To quantitatively measure goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit management makes significant estimates and assumptions, including projected revenue and earnings as well as comparable market data.

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
•
With the assistance of our fair value specialist, we evaluated the appropriateness of valuation models and the reasonableness of management’s selection of market data used in the market approach. We also tested the relevance and reliability of source information underlying management’s assumptions.

Valuation of Indefinite-lived Intangible Assets

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived trade names balance was $89.4 million as of October 31, 2024. Management conducts an impairment analysis annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. An impairment exists when the indefinite-lived trade names’ carrying value exceeds fair value. To evaluate indefinite-lived trade names for impairment, management first considers qualitative factors to determine whether it is more likely than not that impairment exists. For certain indefinite-lived trade names, the Company performed a quantitative test. The fair values of these trade names utilized in the quantitative tests are based on the prospective stream of hypothetical after-tax royalty cost savings discounted at rates of return appropriate for those assets. The assumptions used in management’s estimate which have the most significant effect on the estimated fair value of the Company’s trade names are the projected revenue growth attributable to the trade names, royalty rates and discount rates.

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

December 11, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.'s (the Company) internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 11, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

December 11, 2024

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	October 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24.6	$21.3
Accounts receivable, net	152.3	226.5
Inventories, net	602.8	657.7
Prepaid expenses and other current assets	26.8	27.7
Total current assets	806.5	933.2
Property, plant and equipment, net	130.2	159.5
Goodwill	137.7	157.3
Intangible assets, net	95.4	115.7
Right of use assets	32.1	37.0
Deferred income taxes	5.4	—
Other long-term assets	5.7	7.7
Total assets	$1,213.0	$1,410.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$188.8	$208.3
Short-term customer advances	158.0	214.5
Accrued compensation	33.7	47.3
Short-term accrued warranty	20.0	23.4
Short-term lease obligations	7.3	7.4
Other current liabilities	61.5	56.3
Total current liabilities	469.3	557.2
Long-term debt	85.0	150.0
Long-term customer advances	160.1	142.9
Deferred income taxes	—	8.2
Long-term lease obligations	25.7	30.0
Other long-term liabilities	37.8	24.1
Total liabilities	777.9	912.4
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 52,131,600 and 59,505,829 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	316.5	445.0
Retained earnings	118.3	52.7
Accumulated other comprehensive income	0.2	0.2
Total shareholders' equity	435.1	498.0
Total liabilities and shareholders' equity	$1,213.0	$1,410.4

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Net sales	$2,380.2	$2,638.0	$2,331.6
Cost of sales	2,082.9	2,321.9	2,084.1
Gross profit	297.3	316.1	247.5
Operating expenses:
Selling, general and administrative	188.7	224.0	194.2
Amortization of intangible assets	2.2	3.5	7.1
Restructuring	12.3	—	9.4
Impairment charges	14.5	—	—
Total operating expenses	217.7	227.5	210.7
Operating income	79.6	88.6	36.8
Interest expense, net	28.5	28.6	16.9
(Gain) Loss on sale of business	(289.3)	1.1	0.1
Other expense	—	0.7	—
Income before provision for income taxes	340.4	58.2	19.8
Provision for income taxes	82.8	12.9	4.6
Net income	257.6	45.3	15.2
Other comprehensive (loss) income, net of tax	—	(0.1)	0.4
Comprehensive income	$257.6	$45.2	$15.6

Net income per common share:
Basic	$4.79	$0.77	$0.25
Diluted	4.72	0.77	0.25
Dividends declared per common share	3.20	0.20	0.20

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Cash flows from operating activities:
Net income	$257.6	$45.3	$15.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.4	26.2	32.3
Stock-based compensation expense	12.7	14.4	8.7
Deferred income taxes	(15.3)	(12.8)	(0.5)
Impairment charges	14.5	—	—
(Gain) Loss on sale of business	(289.3)	1.1	0.1
Other non-cash adjustments	0.3	0.8	1.7
Changes in operating assets and liabilities, net
Receivables, net	64.2	(12.4)	(1.8)
Inventories, net	26.3	(30.7)	(149.5)
Other current assets	0.6	(3.6)	17.1
Accounts payable	(11.7)	44.4	47.8
Accrued warranty	3.8	7.2	(5.7)
Customer advances	(39.3)	24.6	122.3
Other liabilities	3.7	21.3	5.2
Long-term assets	(0.1)	0.7	(1.3)
Net cash provided by operating activities	53.4	126.5	91.6

Cash flows from investing activities:
Purchase of property, plant and equipment	(27.6)	(32.8)	(24.8)
Proceeds from sale of assets	4.5	1.7	8.2
Proceeds from sale of businesses	371.6	0.6	—
Other investing activities	—	0.6	1.8
Net cash provided by (used in) investing activities	348.5	(29.9)	(14.8)

Cash flows from financing activities:
Net (payments) proceeds from borrowings on revolving credit	(65.0)	(80.0)	15.0
Payment of dividends	(192.0)	(12.1)	(12.4)
Repurchase and retirement of common stock	(126.1)	—	(70.0)
Payments of withholding taxes for vesting of stock awards	(11.5)	(5.9)	(4.7)
Other financing activities	(4.0)	2.3	2.4
Net cash used in financing activities	(398.6)	(95.7)	(69.7)

Net increase in cash and cash equivalents	3.3	0.9	7.1

Cash and cash equivalents, beginning of year	21.3	20.4	13.3
Cash and cash equivalents, end of year	$24.6	$21.3	$20.4

Supplemental disclosures of cash flow information:
Cash paid for interest	$23.8	$24.2	$12.0
Cash paid (refunded) for income taxes, net	108.3	8.8	(12.8)
Cash paid for operating lease liabilities	10.3	11.0	10.4
Operating right-of-use assets obtained	3.9	23.0	9.1

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	(Loss) Income	Equity
Balance, October 31, 2021	$0.1	64,584,291	Sh.	$502.1	$16.7	$(0.1)	$518.8
Net income					15.2		15.2
Stock-based compensation expense				8.7			8.7
Exercise of common stock options	—	44,900	Sh.	0.3			0.3
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	274,485	Sh.	(2.1)			(2.1)
Issuance of restricted stock awards, net of forfeitures and employee tax withholdings on vested awards	—	223,341	Sh.	(2.6)			(2.6)
Other comprehensive income, net of tax						0.4	0.4
Repurchase and retirement of common stock	—	(5,803,483	Sh.)	(70.0)			(70.0)
Dividends declared on common stock					(12.4)		(12.4)
Balance, October 31, 2022	$0.1	59,323,534	Sh.	$436.4	$19.5	$0.3	$456.3
Net income					45.3		45.3
Stock-based compensation expense				14.4			14.4
Exercise of common stock options	—	6,000	Sh.	0.1			0.1
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	382,424	Sh.	(2.7)			(2.7)
Other comprehensive loss, net of tax						(0.1)	(0.1)
Forfeitures of restricted stock awards and employee tax withholdings on vested awards, net of issuances	—	(206,129	Sh.)	(3.2)			(3.2)
Dividends declared on common stock					(12.1)		(12.1)
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					257.6		257.6
Stock-based compensation expense				12.7			12.7
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings		588,006	Sh.	(8.6)			(8.6)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards		37,765	Sh.	(2.9)			(2.9)
Repurchase and retirement of common stock, including fees and excise taxes		(8,000,000	Sh.)	(129.7)			(129.7)
Dividends declared on common stock					(192.0)		(192.0)
Balance, October 31, 2024	$0.1	52,131,600	Sh.	$316.5	$118.3	$0.2	$435.1

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. (“REV” or “the Company”) companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services, serving a diversified customer base, primarily in North America. Effective January 31, 2024, the Company combined its Fire & Emergency segment and Commercial segment into a new segment, the Specialty Vehicles segment. Additionally, the Recreation segment was renamed Recreational Vehicles. With this change, the Company’s businesses are aligned in two reportable segments: Specialty Vehicles and Recreational Vehicles. The Company’s Specialty Vehicles business is conducted primarily under the following brands: E-One, Ferrara, KME, Spartan Emergency Response, Smeal, Spartan Fire Chassis, Ladder Tower, AEV, Horton, Leader, Road Rescue, Wheeled Coach, Capacity, and LayMor. The Company’s Recreational Vehicles business is conducted primarily under the following brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, Midwest Automotive Designs, and Lance Camper.

Equity Sponsor Exit: Prior to the second quarter of fiscal year 2024, the Company’s largest equity holder was comprised of (i) American Industrial Partners Capital Fund IV, LP, (ii) American Industrial Partners Capital Fund IV (Parallel), LP and (iii) AIP/CHC Holdings, LLC, which the Company collectively refers to as “AIP” or “Sponsor”.

During fiscal year 2024, the Company completed two underwritten public offerings (the “Offerings”) in which a total of 25,795,191 shares of common stock previously held by AIP were sold. Refer to Note 13, Shareholders’ Equity, for additional information related to these offerings.

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

Related Party Transactions: During fiscal years 2024, 2023 and 2022, the Company reimbursed its former Sponsor for expenses in the amount of $0.2 million, $0.3 million and $0.1 million, respectively. Additionally, the Company repurchased shares and incurred certain expenses in connection with the Offerings. All related party expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. There were no other significant related party transactions.

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

Fiscal Year: The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to fiscal years 2024, 2023 and 2022 relate to the fiscal years ended October 31, 2024, 2023 and 2022, respectively.

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

Under our cash management system, book overdraft balances may exist for our disbursement accounts, which represent uncleared checks in excess of cash balances in individual bank accounts. Such amounts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of October 31, 2024 and October 31, 2023, the Company had net book overdrafts of $17.7 million and $7.0 million, respectively.

Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. As of October 31, 2024 and October 31, 2023, the Company had $24.3 million and $21.0 million of uninsured cash balances in excess of Federal Depository Insurance Company limits, respectively.

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

Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Beginning balance	$0.9	$1.8	$1.9
Net recorded expense	0.7	0.2	—
Write-offs, net of recoveries/payments	(1.1)	(1.1)	(0.1)
Ending balance	$0.5	$0.9	$1.8

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. However, the majority of receivables are with dealers and municipalities in the United States. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 14%, 14% and 12% of its net sales for fiscal years 2024, 2023 and 2022, respectively.

Inventories: Inventories are stated at the lower of aggregate cost or net realizable value. Cost is determined using predominantly the first-in, first-out (“FIFO”), as well as the weighted-average method. If inventory costs exceed expected net realizable value due to obsolescence or other factors, or quantities on hand are in excess of expected demand, the Company records reserves for the difference between the cost and the expected net realizable value. These reserves are recorded based on various factors, including recent sales history and sales forecasts, industry market conditions, vehicle model changes and general economic conditions.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and Indefinite-lived intangible assets, consisting of trade names, are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. As part of the annual test on both goodwill and indefinite-lived intangible assets, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable. When the fair value of the reporting unit or trade name is thought to be less than its carrying value, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of the related asset, are recorded for the amount by which the carrying amount exceeds fair value.

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

Self-Insurance: The Company self-insures a portion of its workers' compensation, product liability, and medical claims exposure. Under these self-insurance plans, liabilities are recognized for claims incurred, including those incurred but not reported. We may use third party administrators and actuaries who use historical claims experience, state and industry specific development factors and various state statutes to assist in the determination of the accrued liability balance. As the Company pays the claims, the reserve is released for incurred and reported claims.

Advertising costs: Advertising costs are included in Selling, general and administrative expense and are expensed as incurred. Advertising costs totaled $7.9 million, $8.5 million, and $9.2 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively.

Research and Development costs: Research and Development (“R&D”) costs are included as part of Selling, general, and administrative expenses and are expensed as incurred. R&D costs totaled $3.3 million, $4.7 million and $4.2 million for the fiscal years ended October 31, 2024, 2023 and 2022, respectively.

Revenue Recognition: Substantially all of the Company’s revenue is recognized from contracts with customers with product shipment destinations in North America. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. The transaction price excludes sales and usage-based taxes collected and certain “pass-through” amounts collected on behalf of third parties. The Company has elected to expense incremental costs to obtain a contract when the amortization period of the related asset is expected to be less than one year.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Consolidated Balance Sheets. The Company reduces the contract liabilities when the Company transfers control of the promised good or service. During fiscal year 2024, the Company recognized $166.3 million of revenue that was included in the customer advances balance of $357.4 million as of October 31, 2023. During fiscal year 2023, the Company recognized $166.1 million of revenue that was included in the customer advances balance of $332.8 million as of October 31, 2022. During fiscal year 2022, the Company recognized $130.0 million of revenue that was included in the customer advances balance of $210.6 million as of October 31, 2021. The Company’s payment terms do not include a significant financing component outside of the Specialty Vehicles segment. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges incurred on customer advances during the years ended October 31, 2024, October 31, 2023 and October 31, 2022 of $10.4 million, $8.7 million, and $6.9 million respectively, were recorded in Interest expense in the Consolidated Statement of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of October 31, 2024, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,041.7 million, of which $1,205.3 million is expected to be satisfied and revenue recognized in fiscal year 2025 and $1,836.4 million is expected to be satisfied and recognized in revenue thereafter.

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

Stock-Based Compensation: Stock compensation expense for restricted stock units and awards is recorded over the service period based on the grant date fair value of the awards. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. Forfeitures of restricted stock units and awards are recognized as they occur.

Stock compensation expense for performance stock unit awards is recorded over the service period based on the grant date fair value of the awards if achievement of specified performance targets is considered probable. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. Forfeitures of performance stock units and awards are recognized as they occur.

Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform with the fiscal 2024 presentation and improve comparability between periods.

Recent Accounting Pronouncements

Accounting Pronouncement - Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollfoward information, which is effective for fiscal years beginning after December 15, 2023. We adopted ASU 2022-04 in the first quarter of fiscal year 2024, except for the amendment on rollforward information which is not yet required for adoption by the Company, and have indicated the impact of ASU 2022-04 to our consolidated financial statements. Refer to Note 3, Supply Chain Finance Program, for further details.

Accounting Pronouncements - To Be Adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to adopt the annual requirements of ASU 2023-07 in fiscal year 2025 and the interim requirements of ASU 2023-07 in fiscal year 2026, and are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.

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

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program was $9.1 million and $13.1 million as of October 31, 2024 and October 31, 2023, respectively.

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2024	October 31, 2023
Chassis	$118.0	$122.2
Raw materials & parts	193.3	224.3
Work in process	243.2	274.1
Finished products	57.4	46.8
	611.9	667.4
Less: reserves	(9.1)	(9.7)
Total inventories, net	$602.8	$657.7

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2024	October 31, 2023
Land & land improvements	$15.7	$19.2
Buildings & improvements	99.5	111.7
Machinery & equipment	96.9	107.2
Computer hardware & software	64.6	65.0
Office furniture & fixtures	6.2	5.5
Construction in process	7.7	16.4
	290.6	325.0
Less: accumulated depreciation	(160.4)	(165.5)
Total property, plant and equipment, net	$130.2	$159.5

Depreciation expense for fiscal years 2024, 2023 and 2022 was $23.2 million, $22.7 million and $25.2 million, respectively. In connection with the discontinuation of manufacturing operations at the Company's ENC facility, the Company recorded impairment charges of property, plant, and equipment of $4.4 million during fiscal year 2024, which were based on Level 3 inputs as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Refer to Note 7, Restructuring and Other Related Charges, for further details.

Note 6. Divestitures

On January 26, 2024, the Company entered into a Stock Purchase Agreement (the “Collins Stock Purchase Agreement”) by and among the Company, Collins Industries, Collins, Forest River, Inc. and Forest River Bus, LLC (“Forest River”), pursuant to which Collins Industries agreed to sell all of the issued and outstanding shares of capital stock of Collins to Forest River. The sale is aimed at optimizing the Company's portfolio of products and to create a more focused operating structure aligned with markets where the Company has a strong presence of industry leading brands. The transactions under the Collins Stock Purchase Agreement closed on January 26, 2024. In connection with the completion of the sale of Collins, the Company received cash consideration of $309.6 million and recorded a gain on sale of $258.9 million, which is included in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company incurred $5.0 million of transaction costs in connection with this sale, which are included in the Selling, general and administrative expense in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2024. Collins was previously reported as part of the Specialty Vehicles segment.

On April 30, 2024, in connection with a strategic review of the product portfolio, the Company entered into an agreement to sell certain assets of the Fire RTC business. In connection with the sale, the Company recorded a gain of $1.5 million, which is included in the Company’s Consolidated Statements of Income and Comprehensive Income. The remaining assets and liabilities of the Fire RTC business are included within the Specialty Vehicles segment.

On October 18, 2024, in connection with the strategic decision to wind down operations and exit the bus manufacturing business, the Company entered into a Stock Purchase agreement (the “ENC Stock Purchase Agreement”) by and among the Company, ENC, and Rivaz, Inc. (“Rivaz”), pursuant to which the Company agreed to sell all of the issued and outstanding shares of capital stock of ENC to Rivaz. In connection with the completion of this sale on October 18, 2024, the Company received cash consideration of $52.0 million and recorded a gain on sale of $28.9 million, which is included in the Company's Consolidated Statements of Income and Comprehensive Income. ENC was previously reported as part of the Specialty Vehicles Segment.

Note 7. Restructuring and Other Related Charges

In September 2021, the Company announced that it would close its KME production facilities located in Nesquehoning, PA and Roanoke, VA and relocate the production to other existing Specialty Vehicles segment facilities within the United States. The production facilities have been closed to better align our manufacturing footprint, to access our broad operational expertise and resources, enhance quality and improve delivery times by leveraging the advanced manufacturing capabilities that we have throughout the Specialty Vehicles segment.

The Company incurred certain restructuring and other related charges in connection with the decision to relocate its existing KME production facilities. The Company did not incur any restructuring or restructuring related charges related to this matter during fiscal year 2024. During fiscal year 2023, the Company did not incur any restructuring charges relating to this matter, but did incur $3.8 million of other charges primarily consisting of production inefficiencies. During fiscal year 2022, the Company recorded restructuring charges of $9.4 million and additional charges of $12.0 million consisting of $8.5 million of production inefficiencies, $2.3 million of accelerated depreciation and $1.2 million of other costs.

The pre-tax impairment and restructuring costs incurred during fiscal year 2022, by category and segment, are summarized below:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2022
Specialty Vehicles	$4.3	$5.1	$—	$9.4

As of April 30, 2022 the Company had ceased production activities at the Nesquehoning, PA and Roanoke, VA locations and as of October 31, 2022, this restructuring activity was complete, and there was no remaining liability as of that date.

On January 29, 2024, the Company announced that it would discontinue manufacturing operations at the Company’s ENC facility in Riverside, California. Management believes the discontinuation of manufacturing at ENC will create a more focused portfolio that provides opportunities for growth, consistent cash generation and improved margin performance. As noted in Note 6, Divestitures, the Company sold ENC in the fourth quarter of fiscal year 2024.

The Company incurred certain restructuring and other related charges in connection with the decision to discontinue manufacturing at the ENC facility. During fiscal year 2024, the Company recorded restructuring charges related to this matter of $12.3 million, primarily related to severance and retention costs, and contract cancelation costs. During fiscal year 2024, the Company also incurred restructuring related charges from this activity consisting of $11.6 million of impairment charges related to intangible assets and property, plant, and equipment, $7.5 million of inventory charges, and $0.3 million of other costs. With the finalization of the discontinuation of manufacturing operations and the sale of ENC, the restructuring activity is complete.

Changes in the Company’s restructuring reserves and impairment charges related to the discontinuation of manufacturing at ENC during fiscal year 2024 were as follows:

	Employee Severance and Termination Benefits	Contract termination and other costs	Asset Impairments	Fiscal Year Ended October 31, 2024
Balance at beginning of the period	$—	$—	$—	$—
Restructuring provision and impairment charge	8.5	3.8	11.6	23.9
Utilized - cash	(8.1)	(3.8)	—	(11.9)
Utilized - noncash	—	—	(11.6)	(11.6)
Balance at end of the period	$0.4	$—	$—	$0.4

Note 8. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2024	October 31, 2023
Specialty Vehicles	$95.2	$114.8
Recreational Vehicles	42.5	42.5
Total goodwill	$137.7	$157.3

The change in the net carrying value of goodwill consisted of the following:

	October 31, 2024	October 31, 2023
Balance at beginning of period	$157.3	$157.3
Divestitures (Note 6)	(19.6)	—
Balance at end of period	$137.7	$157.3

Intangible assets (excluding goodwill) consisted of the following:

	October 31, 2024
	Gross	Accumulated Amortization	Net
Finite-lived customer relationships:	$23.3	$(17.3)	$6.0
Indefinite-lived trade names	89.4	—	89.4
Total intangible assets, net	$112.7	$(17.3)	$95.4

	October 31, 2023
	Gross	Accumulated Amortization	Net
Finite-lived customer relationships	$43.7	$(35.4)	$8.3
Indefinite-lived trade names	107.4	—	107.4
Total intangible assets, net	$151.1	$(35.4)	$115.7

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	October 31, 2024	October 31, 2023
Balance at beginning of period	$107.4	$107.4
Impairment charges	(9.1)	—
Divestiture (Note 6)	(8.9)	—
Balance at end of period	$89.4	$107.4

Amortization expense was $2.2 million, $3.5 million and $7.1 million for fiscal years 2024, 2023 and 2022, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2025 - $1.7 million; 2026 - $1.2 million; 2027 - $1.2 million; 2028 - $1.2 million; 2029 - $0.7 million, at which point all finite-lived intangible assets will be fully amortized. As of October 31, 2024, fully amortized intangible assets and the related accumulated amortization were written off.

In connection with the discontinuation of manufacturing operations at the Company's ENC facility, the Company recorded an impairment charge of an indefinite-lived trade name of $7.2 million during fiscal year 2024. Refer to Note 7, Restructuring and Other Related Charges, for further details related to this discontinuation. Additionally, during fiscal year 2024, the Company recorded a $1.9 million impairment charge of an indefinite-lived trade name included within the Recreational Vehicles segment, which was due to lower than expected operating results at a specific business unit. These impairments were based on Level 3 inputs, as defined by ASC 820, Fair Value Measurements.

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2024	October 31, 2023
2021 ABL Facility	$85.0	$150.0

2021 ABL Facility

On April 13, 2021, the Company entered into a $550.0 million revolving credit agreement with a syndicate of lenders. The 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $550.0 million. The total credit facility is subject to a $30.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the 2021 ABL Agreement. The 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. The debt issuance costs capitalized in connection with the 2021 ABL Facility less accumulated amortization are included in Other long-term assets in the Company’s Consolidated Balance Sheets. The debt issuance costs are amortized over the life of the debt on a straight-line basis. The 2021 ABL Facility matures on April 13, 2026. The Company may prepay principal, in whole or in part, at any time without penalty.

The following table summarizes the gross borrowings and gross payments under the Company's 2021 ABL Facility:

	October 31, 2024	October 31, 2023	October 31, 2022
Gross borrowings	$969.0	$713.0	$590.0
Gross payments	1,034.0	793.0	575.0
Total net borrowings	$(65.0)	$(80.0)	$15.0

On November 1, 2022, the Company amended the 2021 ABL Facility to transition from the Eurodollar based benchmark rates to SOFR. The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations.

On February 7, 2024, the Company entered into the ABL Facility Amendment to the 2021 ABL Facility. The ABL Facility Amendment revised the definition of fixed charges under the 2021 ABL Facility to exclude a special cash dividend, which was declared and paid in fiscal year 2024.

All revolving loans under the 2021 ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of October 31, 2024, the interest rate margins are 1.0% for all base rate loans and 2.0% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.84% as of October 31, 2024. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.93% as of October 31, 2023.

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

The Company would become subject to compliance with a 1.10 to 1.0 minimum fixed charge coverage ratio financial covenant under the 2021 ABL Agreement if the Company’s borrowing base availability falls below $40.0 million or 15% of the borrowing base. As of October 31, 2024, the Company’s availability under the 2021 ABL Facility was $349.6 million.

As of October 31, 2023, the Company’s availability under the 2021 ABL Facility was $384.1 million.

The fair value of the 2021 ABL Facility approximated book value on October 31, 2024 and October 31, 2023.

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

Changes in the Company’s warranty liability consisted of the following:

	October 31, 2024	October 31, 2023
Balance at beginning of year	$39.1	$31.9
Warranty provisions	45.0	33.3
Settlements made	(40.9)	(33.6)
Change in liability of pre-existing warranties	—	7.5
Divestiture (Note 6)	(1.1)	—
Balance at end of year	$42.1	$39.1

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2024	October 31, 2023
Current liabilities	$20.0	$23.4
Other long-term liabilities	22.1	15.7
Total warranty liability	$42.1	$39.1

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

During fiscal years 2024, 2023, and 2022, the Company recognized total operating lease costs resulting from fixed lease payments of $10.8 million, $10.7 million, and $9.5 million, respectively.

At October 31, 2024, future minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are summarized by fiscal year in the table below:

2025	$9.4
2026	8.3
2027	7.5
2028	4.3
2029	2.9
Thereafter	6.6
Total undiscounted lease payments	39.0
Less: imputed interest	(6.0)
Total lease liabilities	$33.0

As of October 31, 2024, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.3 years and 6.8%, respectively.

As of October 31, 2023, the weighted average remaining lease term and the weighted average discount rate for operating leases was 6.0 years and 6.7%, respectively.

Note 12. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching contributions were $10.7 million, $10.6 million and $10.5 million during fiscal years 2024, 2023 and 2022, respectively.

Note 13. Shareholders' Equity

On September 2, 2021, the Company’s Board of Directors approved a share repurchase program that allowed the repurchase of up to $150.0 million of the Company’s outstanding common stock (the “2021 Repurchase Program”). The share repurchase authorization would have expired in 24 months and gave management the flexibility to determine conditions under which shares could be purchased. During fiscal year 2022, the Company repurchased and retired 5,803,483 shares under this repurchase program at a total cost of $70.0 million at an average price, excluding commissions, of $12.03 per share. During fiscal year 2023, the Company did not repurchase any shares under the 2021 Repurchase Program.

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program replaced the 2021 Repurchase Program. The 2023 Repurchase Program expires 24 months after the approval date and gives management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During fiscal year 2023, the Company did not repurchase any shares under the 2023 Repurchase Program. During fiscal year 2024, the Company repurchased and retired 8,000,000 shares under this repurchase program at a total cost of $126.1 million and at a price of approximately $15.76 per share, as described further below. The Company incurred approximately $3.6 million in additional fees and excise taxes associated with the repurchase which has been included within the total cost of the share repurchase and recorded directly within equity.

On February 20, 2024, the Company closed the first of the Offerings, which included the sale of 18,400,000 shares of its common stock held by AIP. 10,400,000 of these shares were sold to the public at the public offering price of $16.50 per share. The Company repurchased from the underwriters 8,000,000 of these shares at a price per common share of approximately $15.76, which is equal to the price paid by the underwriters to AIP.

On March 15, 2024, the Company closed the second of the Offerings, which included the sale of 7,395,191 shares of the Company’s common stock by AIP, all of which were sold to the public at a public offering price of $18.00 per share.

The Company did not sell any shares of common stock and did not receive any proceeds from the Offerings. The Company incurred approximately $1.4 million in offering costs during the year ended October 31, 2024, which are included within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income.

During fiscal year 2024, the Company paid cash dividends of $192.0 million, which included a special cash dividend of $178.1 million. During fiscal years 2023 and 2022, the Company paid cash dividends of $12.1 million, and $12.4 million, respectively.

Note 14. Stock Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) had 8,000,000 shares authorized for issuance and replaced the 2010 Long-Term Incentive Plan. During fiscal year 2024, the 2016 Plan was amended and restated (the “Amended and Restated 2016 Plan”), which resulted in an increase to the maximum number of shares available for issuance. At October 31, 2024 there were 2,916,028 shares remaining under the Amended and Restated 2016 Plan, which excludes shares underlying outstanding awards.

Under the Amended and Restated 2016 Plan, officers, directors, including non-employee directors, employees and consultants of the Company may be granted restricted stock awards (RSAs), restricted stock units (RSUs) performance stock units (PSUs), stock options or other awards. RSAs and RSUs generally vest over a one to four-year service period following the grant date, provided the recipient is still our employee, consultant, or non-employee director, at the time of vesting. PSUs generally vest over a two to four-year service period following the grant date, provided the recipient is still our employee at the time of vesting, and provided the achievement of performance targets applicable to each award are achieved.

For fiscal years 2024, 2023, and 2022, the Company recorded stock-based compensation expense of $12.7 million, $14.4 million, and $8.7 million, respectively, within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The actual income tax benefit realized totaled $2.3 million, $2.9 million, and $1.9 million for those same periods.

Restricted Stock Awards: For fiscal year 2024, the change in the number of nonvested restricted stock awards outstanding consisted of the following:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Nonvested, beginning of year	626,605	$12.60
Granted	197,392	17.04
Vested	(367,875)	12.24
Forfeited	—	—
Nonvested, end of year	456,122	$14.81

The weighted average grant date fair value of restricted stock awards granted during fiscal years 2024, 2023, and 2022 was $17.04, $13.01, and $16.08 per award, respectively. The total fair value of restricted stock awards that vested during fiscal years 2024, 2023, and 2022 was $6.7 million, $7.4 million, and $6.1 million, respectively.

As of October 31, 2024, the Company had $4.8 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units: For fiscal year 2024, the change in the number of nonvested restricted stock units outstanding consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	822,182	$12.81
Granted	480,820	18.22
Vested	(342,408)	12.46
Forfeited	(232,321)	14.58
Nonvested, end of year	728,273	$15.98

The weighted average grant date fair value of restricted stock units granted during fiscal years 2024, 2023, and 2022 was $18.22, $12.93, and $14.90 per unit, respectively. The total fair value of restricted stock units that vested during fiscal years 2024, 2023, and 2022 was $6.3 million, $4.1 million, and $4.6 million, respectively.

As of October 31, 2024, the Company had $8.4 million of unrecognized compensation expense related to restricted stock units, which will be recognized over a weighted-average period of 2.3 years.

Performance Stock Units: For fiscal year 2024, the change in the number of nonvested performance stock units consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	610,919	$12.22
Granted	—	—
Vested	(610,919)	12.22
Forfeited	—	—
Nonvested, end of year	—	$—

There were no performance stock units granted during fiscal year 2024. The weighted average grant date fair value of performance stock units granted during fiscal year 2023 was $12.41 per unit. There were no performance stock units granted during fiscal year 2022. The total fair value of performance stock units that vested during fiscal years 2024, 2023, and 2022 was $14.9 million, $3.6 million, and $1.3 million, respectively.

As of October 31, 2024, the Company had no unrecognized compensation expense related to performance stock units.

Stock Options:

There were no outstanding options during fiscal year 2024. As such, there was no compensation expense recognized for fiscal year 2024 and there is no remaining unrecognized compensation expense related to stock options as of October 31, 2024.

The total intrinsic value of stock options exercised during fiscal years 2023 and 2022 was $0.1 million, and $0.2 million, respectively.

Note 15. Income Taxes

Income is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Domestic	$340.4	$58.9	$20.0
Foreign	—	(0.7)	(0.2)
Income before provision for income taxes	$340.4	$58.2	$19.8

Provision for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Current:
Federal	$80.3	$19.7	$4.2
State	17.8	6.1	0.9
Foreign	—	(0.1)	—
Total Current	98.1	25.7	5.1
Deferred:
Federal	(15.2)	(10.5)	(1.9)
State	(0.1)	(2.3)	1.4
Foreign	—	—	—
Total Deferred	(15.3)	(12.8)	(0.5)
Provision for income taxes	$82.8	$12.9	$4.6

Income tax provision at the federal statutory rate is reconciled to the Company’s provision for income taxes as follows:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Income tax provision at federal statutory rate	$71.5	$12.2	$4.1
State tax expense	13.3	2.2	0.1
Manufacturing and research incentives	(4.0)	(3.5)	(1.9)
Nondeductible items	1.2	0.3	0.1
Uncertain tax positions	0.3	1.2	0.3
Valuation allowance	(0.4)	0.3	2.2
Stock-based compensation	(0.5)	0.2	(0.4)
Other items	1.4	—	0.1
Provision for income taxes	$82.8	$12.9	$4.6

Tax expense for fiscal year 2024 was favorably impacted by incentives for U.S. research and stock-based compensation tax deductions and was unfavorably impacted by nondeductible expenses.

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

No items included in Other items in the income tax reconciliation above are individually, or when appropriately aggregated, significant.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023
Deferred tax assets:
Product warranty	$8.8	$6.8
Inventory	5.4	5.6
Deferred employee benefits	8.2	9.5
Net operating loss and credit carryforwards	4.8	8.0
Lease obligations	8.4	9.4
Capitalized research expenditures	17.0	7.8
Other reserves and allowances	4.3	4.3
Gross deferred tax assets	56.9	51.4
Less: valuation allowance	(4.4)	(5.2)
Deferred tax assets	52.5	46.2
Deferred tax liabilities:
Intangible assets	(23.6)	(25.9)
Property, plant and equipment	(13.1)	(16.6)
Right of use asset	(8.1)	(9.3)
Other	(2.3)	(2.6)
Deferred tax liabilities	(47.1)	(54.4)
Net deferred tax asset (liability)	$5.4	$(8.2)

The net deferred tax assets and liabilities recorded in the consolidated balance sheet are as follows:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023
Noncurrent deferred tax asset	$5.4	$—
Noncurrent deferred tax liability	—	(8.2)
Net deferred tax asset (liability)	$5.4	$(8.2)

As of October 31, 2024, the Company has state net operating loss carryforwards of approximately $78.6 million, which begin to expire in 2029 and are partially offset by a valuation allowance. The Company also has net operating loss carryforwards generated in Singapore of $0.9 million, which are offset by valuation allowances because the losses are projected to expire prior to being utilized. The Company has state tax credit carryforwards of $1.1 million, which will begin to expire in 2025 and are partially offset by a valuation allowance.

The Company, or one of its subsidiaries, files income tax returns in the U.S., India, Singapore and various state jurisdictions. Fiscal years 2021 through 2023 remain open to tax examination by U.S. federal authorities and fiscal years 2020 through 2023 remain open to tax examination by state tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Balance at beginning of year	$4.8	$3.8	$3.6
Additions for tax positions in prior year	0.2	0.5	—
Additions for tax positions in current year	1.4	0.5	0.2
Cash settlements with taxing authorities	(1.5)	—	—
Statute of limitations	(1.2)	—	—
Balance at end of year	$3.7	$4.8	$3.8

If recognized, $3.9 million, $5.6 million, and $4.3 million of the Company’s unrecognized tax benefits as of October 31, 2024, October 31, 2023 and October 31, 2022, respectively, would affect the Company’s effective income tax rate.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company's surety companies and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2024	October 31, 2023
Performance, bid and specialty bonds	$675.5	$603.2
Open standby letters of credit	14.2	15.9
Total	$689.7	$619.1

The increase in performance, bid and specialty bonds is attributable to municipal contracts within our Specialty Vehicles segment.

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $20.8 million and $8.8 million as of October 31, 2024 and October 31, 2023, respectively.

From time to time, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $38.1 million and $25.9 million as of October 31, 2024 and October 31, 2023, respectively. Losses incurred related to these arrangements have not been significant.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements were $380.6 million and $490.1 million as of October 31, 2024, and October 31, 2023, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2024 and October 31, 2023 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $21.7 million and $27.2 million at October 31, 2024 and October 31, 2023, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $4.0 million and $5.4 million at October 31, 2024 and October 31, 2023, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

Other Matters: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. The Company was also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. The Company settled all of these claims for an aggregate amount of $13.7 million, which was expensed and paid during fiscal year 2023, and as such, there is no remaining liability as of October 31, 2023. The losses associated with the collective group of claims are included within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2023. The Company is in the process of seeking reimbursement of the settlement payments from its insurers; however, no loss recovery asset has been recorded as of October 31, 2024.

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

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Basic weighted-average common shares outstanding	53,831,965	58,641,801	60,500,505
Dilutive stock options	—	1,980	12,588
Dilutive restricted stock awards	248,267	324,174	381,327
Dilutive restricted stock units	385,316	182,960	283,381
Dilutive performance stock units	159,831	24,315	—
Diluted weighted-average common shares	54,625,379	59,175,230	61,177,801

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Anti-Dilutive Shares	60,357	235,755	72,892

Note 18. Business Segment Information

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

Specialty Vehicles: This segment includes E-ONE, KME, Ferrara, Spartan ER, AEV, Leader, Horton, REV Group Orlando, Capacity and LayMor. These businesses manufacture, market and distribute commercial and custom fire and ambulance vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries; trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports; and industrial sweepers for both the commercial and rental markets.

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

Selected financial information of the Company’s segments is as follows:

	Fiscal Year 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net Sales	$1,726.4	$654.6	$(0.8)	$2,380.2
Depreciation and amortization	$16.7	$6.6	$2.1	$25.4
Capital expenditures	$14.7	$9.2	$3.7	$27.6
Total assets	$779.1	$375.4	$58.5	$1,213.0
Adjusted EBITDA	$154.5	$41.2	$(32.9)

	Fiscal Year 2023
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net Sales	$1,728.0	$912.3	$(2.3)	$2,638.0
Depreciation and amortization	$15.9	$8.0	$2.3	$26.2
Capital expenditures	$22.0	$7.0	$3.8	$32.8
Total assets	$990.0	$368.9	$51.5	$1,410.4
Adjusted EBITDA	$98.6	$91.0	$(33.0)

	Fiscal Year 2022
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net Sales	$1,375.6	$957.8	$(1.8)	$2,331.6
Depreciation and amortization	$17.1	$12.9	$2.2	$32.3
Capital expenditures	$14.4	$7.5	$2.9	$24.8
Total assets	$935.8	$353.2	$55.6	$1,344.6
Adjusted EBITDA	$24.8	$110.9	$(30.6)

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2024, 2023 and 2022:

	Fiscal Year 2024
	North America	Rest of World	Total
Specialty Vehicles	$1,709.6	$16.8	$1,726.4
Recreational Vehicles	654.6	—	654.6
Corporate, Other & Elims	(0.8)	—	(0.8)
Total Net Sales	$2,363.4	$16.8	$2,380.2

	Fiscal Year 2023
	North America	Rest of World	Total
Specialty Vehicles	$1,704.7	$23.3	$1,728.0
Recreational Vehicles	911.9	0.4	912.3
Corporate, Other & Elims	(2.3)	—	(2.3)
Total Net Sales	$2,614.3	$23.7	$2,638.0

	Fiscal Year 2022
	North America	Rest of World	Total
Specialty Vehicles	$1,364.6	$11.0	$1,375.6
Recreational Vehicles	952.7	5.1	957.8
Corporate, Other & Elims	(1.8)	—	(1.8)
Total Net Sales	$2,315.5	$16.1	$2,331.6

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

The Company believes Adjusted EBITDA is useful to investors and used by management for measuring profitability because the measure excludes the impact of certain items which management believes have less bearing on the Company’s core operating performance, and allows for a more meaningful comparison of operating fundamentals between companies within its industries. Additionally, Adjusted EBITDA is used by management to measure and report the Company’s financial performance to the Company’s Board of Directors, assists in providing a meaningful analysis of the Company’s operating performance and is used as a measurement in incentive compensation for management.

Provided below is a reconciliation of segment Adjusted EBITDA to Net income:

	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
Specialty Vehicles Adjusted EBITDA	$154.5	$98.6	$24.8
Recreational Vehicles Adjusted EBITDA	41.2	91.0	110.9
Corporate and Other Adjusted EBITDA	(32.9)	(33.0)	(30.6)
Depreciation and amortization	(25.4)	(26.2)	(32.3)
Interest expense, net	(28.5)	(28.6)	(16.9)
Provision for income taxes	(82.8)	(12.9)	(4.6)
Transaction expenses	(7.4)	(0.5)	(0.7)
Sponsor expense reimbursement	(0.2)	(0.3)	(0.1)
Restructuring	(12.3)	—	(9.4)
Restructuring related charges	(7.8)	(10.5)	(9.7)
Impairment charges	(14.5)	—	—
Stock-based compensation expense	(12.7)	(14.4)	(8.7)
Legal matters	(2.9)	(16.6)	(7.4)
Gain on sale of business and assets	289.3	—	(0.1)
Other items	—	(1.3)	—
Net Income	$257.6	$45.3	$15.2

Note 19. Subsequent Events

In preparing the accompanying consolidated financial statements, management has evaluated subsequent events for potential recognition and disclosure through the date of this filing. Other than the item noted below, no other material subsequent events were identified.

Repurchase Program

On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program replaced the 2023 Repurchase Program. The 2024 Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2024, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of October 31, 2024 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP (PCAOB ID No. 49), has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended October 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following information required under this item is filed as a part of this report:
(1)
Consolidated Balance Sheets as of October 31, 2024 and October 31, 2023

For the Fiscal Years Ended October 31, 2024, October 31, 2023, and October 31, 2022:

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

10.3

Credit Agreement, dated as of April 13, 2021, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 13, 2021)

10.4

Amendment No. 1 to Credit Agreement, dated as of November 1, 2022, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 14, 2022)

10.5

Amendment No. 2 to Credit Agreement, dated as of February 7, 2024, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 8, 2024)

10.6*

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.7

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.8*

REV Group, Inc. Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.9*

Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 0001-37999), filed on March 1, 2024)

10.10*

Form of Restricted Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on January 10, 2017)

10.11*+	REV Group, Inc. Non-Employee Director Compensation

10.12*

Form of Restricted Stock Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 18, 2019)

10.13*

Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2020)

10.14*	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.12 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 13, 2023)

10.15*

Offer Letter, dated May 17, 2023, between the Registrant and Mark Skonieczny (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2023)

10.16*

Offer Letter, dated October 11, 2023, between the Registrant and Stephen Zamansky (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 6, 2024)

10.17*

Offer Letter, dated March 6, 2024, between the Registrant and Amy Campbell (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 5, 2024)

19+	The REV Group, Inc. Insider Trading Policy

21.1+	Subsidiaries of REV Group, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.7	The REV Group, Inc. Financial Restatement Clawback Policy (Incorporated by reference to Exhibit 99.7 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 13, 2023)

101.INS+	The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REV Group, Inc.

Date: December 11, 2024	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 11, 2024.

Signature	Title	Date
/s/ Mark A. Skonieczny	President and Chief Executive Officer
Mark A. Skonieczny	(Principal Executive Officer)	December 11, 2024

/s/ Amy Campbell	Chief Financial Officer
Amy Campbell	(Principal Financial Officer)	December 11, 2024

/s/ Joseph LaDue	Chief Accounting Officer
Joseph LaDue	(Principal Accounting Officer)	December 11, 2024

/s/ Cynthia Augustine	Director
Cynthia Augustine		December 11, 2024

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		December 11, 2024

/s/ David Dauch	Director
David Dauch		December 11, 2024

/s/ Charles Dutil	Director
Charles Dutil		December 11, 2024

/s/ Maureen O'Connell	Director
Maureen O'Connell		December 11, 2024

/s/ Kathleen Steele	Director
Kathleen Steele		December 11, 2024