Form 10-Q
period 2025-01-31
REV Group, Inc.
filed 2025-03-05
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of February 26, 2025, the registrant had 51,675,165 shares of common stock, $0.001 par value per share, outstanding.

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
•
a disruption, termination or alteration of the supply of vehicle chassis or other critical components from third-party suppliers due to changes in production, U.S. and foreign trade policies, tariffs, or other factors;
•
competition in our markets;
•
increases in the price of commodities, raw materials or other components used in our business due to inflation, tariffs, or other factors;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	January 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$31.6	$24.6
Accounts receivable, net	185.3	152.3
Inventories, net	601.8	602.8
Other current assets	21.6	26.8
Total current assets	840.3	806.5
Property, plant and equipment, net	129.5	130.2
Goodwill	137.7	137.7
Intangible assets, net	94.8	95.4
Right of use assets	30.4	32.1
Deferred income taxes	3.7	5.4
Other long-term assets	5.7	5.7
Total assets	$1,242.1	$1,213.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169.8	$188.8
Short-term customer advances	152.4	158.0
Accrued compensation	23.4	33.7
Short-term accrued warranty	19.2	20.0
Short-term lease obligations	7.3	7.3
Other current liabilities	62.6	61.5
Total current liabilities	434.7	469.3
Long-term debt	140.0	85.0
Long-term customer advances	174.7	160.1
Long-term lease obligations	24.1	25.7
Other long-term liabilities	39.8	37.8
Total liabilities	813.3	777.9
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 51,657,800 and 52,131,600 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	295.5	316.5
Retained earnings	132.6	118.3
Accumulated other comprehensive income	0.6	0.2
Total shareholders' equity	428.8	435.1
Total liabilities and shareholders' equity	$1,242.1	$1,213.0

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income and Comprehensive Income (Loss)

(Dollars in millions, except per share amounts)

	Three Months Ended January 31,
	2025	2024
Net sales	$525.1	$586.0
Cost of sales	455.3	523.1
Gross profit	69.8	62.9
Operating expenses:
Selling, general and administrative	41.2	55.4
Amortization of intangible assets	0.6	0.6
Restructuring	—	0.8
Impairment charges	—	12.6
Total operating expenses	41.8	69.4
Operating income (loss)	28.0	(6.5)
Interest expense, net	6.0	6.8
Gain on sale of business	—	(257.5)
Income before provision for income taxes	22.0	244.2
Provision for income taxes	3.8	61.5
Net income	$18.2	$182.7

Other comprehensive income (loss), net of tax	0.4	(0.2)
Comprehensive income	$18.6	$182.5

Net income per common share:
Basic	$0.35	$3.09
Diluted	0.35	3.06
Dividends declared per common share	0.06	3.05

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income	$18.2	$182.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.0	6.5
Stock-based compensation expense	2.6	2.9
Deferred income taxes	1.7	0.7
Impairment charges	—	12.6
Gain on sale of business	—	(257.5)
Other non-cash adjustments	0.4	0.4
Changes in operating assets and liabilities, net	(42.0)	(18.0)
Net cash used in operating activities	(13.1)	(69.7)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4.9)	(10.5)
Proceeds from sale of business	—	308.2
Other investing activities	0.1	—
Net cash (used in) provided by investing activities	(4.8)	297.7
Cash flows from financing activities:
Net proceeds (payments) from borrowings on revolving credit facility	55.0	(150.0)
Payment of dividends	(3.9)	(3.1)
Repurchase and retirement of common stock	(19.2)	—
Other financing activities	(7.0)	(8.3)
Net cash provided by (used in) financing activities	24.9	(161.4)
Net increase in cash and cash equivalents	7.0	66.6
Cash and cash equivalents, beginning of period	24.6	21.3
Cash and cash equivalents, end of period	$31.6	$87.9

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4.7	$6.2
Income taxes, net of refunds	$—	$6.8

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income	Equity
Balance, October 31, 2024	$0.1	52,131,600	Sh.	$316.5	$118.3	$0.2	$435.1
Net income					18.2		18.2
Stock-based compensation expense				2.6			2.6
Vesting of restricted stock units, net of employee tax withholdings	—	172,974	Sh.	(2.2)			(2.2)
Employee tax withholdings on vesting of restricted stock awards	—	(67,609	Sh.)	(2.1)			(2.1)
Other comprehensive income, net of tax						0.4	0.4
Repurchase and retirement of common stock, including fees and excise taxes	—	(579,165	Sh.)	(19.3)			(19.3)
Dividends declared on common stock					(3.9)		(3.9)
Balance, January 31, 2025	$0.1	51,657,800	Sh.	$295.5	$132.6	$0.6	$428.8

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					182.7		182.7
Stock-based compensation expense				2.9			2.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	255,651	Sh.	(2.0)			(2.0)
Other comprehensive loss, net of tax						(0.2)	(0.2)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards	—	14,233	Sh.	(2.9)			(2.9)
Dividends declared on common stock					(182.4)		(182.4)
Balance, January 31, 2024	$0.1	59,775,713	Sh.	$443.0	$53.0	$—	$496.1

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Condensed Unaudited Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Basis of Presentation

The Condensed Unaudited Consolidated Financial Statements include the accounts of REV Group, Inc. (“REV” or “the Company”) and all its subsidiaries. In the opinion of management, the accompanying Condensed Unaudited Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2024. The interim results are not necessarily indicative of results for the full year.

Related Party Transactions: During the three months ended January 31, 2025, the Company did not have any related party transactions. During the three months ended January 31, 2024, the Company reimbursed expenses of its former equity sponsor of $0.2 million. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income (Loss).

Recent Accounting Pronouncements

Accounting Pronouncement - Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollfoward information, which is effective for fiscal years beginning after December 15, 2023. We adopted ASU 2022-04 in the first quarter of fiscal year 2024, except for the amendment on rollforward information which we will adopt for our annual reporting in fiscal year 2025. Refer to Note 3, Supply Chain Finance Program, for further details.

Accounting Pronouncements - To Be Adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to adopt the annual requirements of ASU 2023-07 in fiscal year 2025 and are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This update requires public entities to disclose specific categories in the rate reconciliation on an annual basis, and to provide additional information for reconciling items that meet a quantitative threshold. Additionally, this ASU requires that public entities disclose certain disaggregated information related to income taxes paid, income or loss from continuing operations and income tax expense or benefit. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to adopt ASU 2023-09 in fiscal year 2026 and are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty and recreational vehicles through its direct sales force and dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is typically recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in Cost of sales in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill and hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory and is ready for physical transfer to the customer, and (iv) the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the customer advance balances when the Company transfers control of the promised good or service. During the three months ended January 31, 2025, and January 31, 2024, the Company recognized $35.0 million and $48.8 million, respectively, of revenue that was included in the customer advance balances of $318.1 million and $357.4 million as of October 31, 2024 and October 31, 2023, respectively. The Company’s payment terms do not include a significant financing component outside of the Specialty Vehicles segment. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended January 31, 2025 and January 31, 2024 of $2.8 million and $2.3 million, respectively. The interest charges were recorded in Interest expense in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income (Loss). The Company does not have significant contract assets.

Remaining Performance Obligations

As of January 31, 2025, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,182.5 million, of which $1,296.8 million is expected to be satisfied and recognized in revenue in the next twelve months and $1,885.7 million is expected to be satisfied and recognized in revenue thereafter.

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

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Condensed Unaudited Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program as of January 31, 2025 and October 31, 2024 was $9.0 million and $9.1 million, respectively.

Note 4. Inventories

Inventories consisted of the following:

	January 31, 2025	October 31, 2024
Chassis	$121.0	$118.0
Raw materials & parts	194.7	193.3
Work in process	253.2	243.2
Finished products	43.0	57.4
	611.9	611.9
Less: reserves	(10.1)	(9.1)
Total inventories, net	$601.8	$602.8

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2025	October 31, 2024
Land & land improvements	$15.8	$15.7
Buildings & improvements	100.2	99.5
Machinery & equipment	99.2	96.9
Computer hardware & software	66.0	64.6
Office furniture & fixtures	6.2	6.2
Construction in process	6.6	7.7
	294.0	290.6
Less: accumulated depreciation	(164.5)	(160.4)
Total property, plant and equipment, net	$129.5	$130.2

Depreciation expense was $5.4 million and $5.9 million for the three months ended January 31, 2025 and January 31, 2024, respectively. In connection with the discontinuation of manufacturing operations at the Company's ElDorado National (California) (“ENC”) facility, the Company recorded impairment charges of property, plant, and equipment of $4.4 million during the three months ended January 31, 2024, which were based on Level 3 inputs as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Refer to Note 8, Restructuring and Other Related Charges, for further details.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	January 31, 2025	October 31, 2024
Specialty Vehicles	$95.2	$95.2
Recreational Vehicles	42.5	42.5
Total goodwill	$137.7	$137.7

The change in the net carrying value of goodwill consisted of the following:

	Three Months Ended January 31,
	2025	2024
Balance at beginning of period	$137.7	$157.3
Divestiture (Note 7)	—	(18.6)
Balance at end of period	$137.7	$138.7

Intangible assets (excluding goodwill) consisted of the following:

	January 31, 2025
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$23.3	$(17.9)	$5.4
Indefinite-lived trade names	89.4	—	89.4
Total intangible assets, net	$112.7	$(17.9)	$94.8

	October 31, 2024
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$23.3	$(17.3)	$6.0
Indefinite-lived trade names	89.4	—	89.4
Total intangible assets, net	$112.7	$(17.3)	$95.4

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	Three Months Ended January 31,
	2025	2024
Balance at beginning of period	$89.4	$107.4
Impairment charges	—	(7.2)
Divestiture (Note 7)	—	(8.9)
Balance at end of period	$89.4	$91.3

Amortization expense was $0.6 million and $0.6 million for the three months ended January 31, 2025 and January 31, 2024, respectively. Estimated future amortization expense of finite-lived intangible assets for the remainder of fiscal year 2025 and each of the five fiscal years succeeding October 31, 2025 is as follows: 2025 (remaining nine months) - $1.1 million; 2026 - $1.2 million; 2027 - $1.2 million; 2028 - $1.2 million; 2029 - $0.7 million, at which point all finite-lived intangible assets will be fully amortized. As of January 31, 2025, fully amortized intangible assets and the related accumulated amortization were written off.

In connection with the expected discontinuation of manufacturing operations at the Company's ENC facility, the Company recorded an impairment charge of an indefinite-lived trade name of $7.2 million during the three months ended January 31, 2024. The fair value used in the impairment assessment of indefinite-lived trade names during the three months ended January 31, 2024 was based on Level 3 inputs, as defined by ASC 820. Refer to Note 8, Restructuring and Other Related Charges, for further details related to this discontinuation.

Note 7. Divestiture Activities

On January 26, 2024, the Company entered into a Stock Purchase Agreement (the “Collins Stock Purchase Agreement”) by and among the Company, Collins Industries, Inc. (“Collins Industries”), an indirect wholly-owned subsidiary of the Company, Collins Bus Corporation (“Collins”), a wholly-owned subsidiary of Collins Industries, Forest River, Inc. and Forest River Bus, LLC (“Forest River”), pursuant to which Collins Industries agreed to sell all of the issued and outstanding shares of capital stock of Collins to Forest River. The sale was aimed at optimizing the Company's portfolio of products and to create a more focused operating structure aligned with markets where the Company has a strong presence of industry leading brands. The transactions under the Collins Stock Purchase Agreement closed on January 26, 2024. In connection with the completion of the sale of Collins, the Company received cash consideration of $308.2 million and recorded a gain on sale of $257.5 million, which is included in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended January 31, 2024. The Company incurred $5.0 million of transaction costs in connection with this sale, which are included in the Selling, general and administrative expense in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended January 31, 2024. Collins was previously reported as part of the Specialty Vehicles segment.

Note 8. Restructuring and Other Related Charges

On January 29, 2024, the Company announced that it would discontinue manufacturing operations at the Company’s ENC facility in Riverside, California. Management believed the discontinuation of manufacturing at ENC created a more focused portfolio that provides opportunities for growth, consistent cash generation and improved margin performance.

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

This restructuring activity is complete and any remaining restructuring liability is insignificant as of January 31, 2025. ENC was previously reported as part of the Specialty Vehicles Segment.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	January 31, 2025	October 31, 2024
2021 ABL Facility	$140.0	$85.0

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

The following table summarizes the gross borrowing and gross payments under the Company's 2021 ABL Facility:

	Three Months Ended January 31,
	2025	2024
Gross borrowings	$213.0	$283.0
Gross payments	158.0	433.0
Total net borrowings	$55.0	$(150.0)

On November 1, 2022, the Company amended the 2021 ABL Agreement (“Amendment No. 1”) to transition from the Eurodollar based benchmark rates to the Secured Overnight Financing Rate (“SOFR”). Amendment No. 1 did not have a material impact on the Company's results of operations.

On February 7, 2024, the Company entered into a second amendment to the 2021 ABL Agreement (“Amendment No. 2”). Amendment No. 2 revised the definition of fixed charges under the 2021 ABL Facility to exclude a special cash dividend, which was declared and paid in fiscal year 2024.

All revolving loans under the 2021 ABL Facility, as amended, bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.10% for all interest periods. As of January 31, 2025, the interest rate margins are 1.0% for all base rate loans and 2.0% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the Company’s fixed charge coverage ratio in accordance with the 2021 ABL Agreement. Interest is payable quarterly for all base rate loans and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.4% as of January 31, 2025. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.8% as of October 31, 2024.

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

The Company would become subject to compliance with a 1.1 to 1.0 minimum fixed charge coverage ratio financial covenant under the 2021 ABL Agreement if the Company’s borrowing base availability falls below $40.0 million or 15% of the borrowing base. As of January 31, 2025, the Company’s availability under the 2021 ABL Facility was $262.9 million. As of October 31, 2024, the Company’s availability under the 2021 ABL Facility was $349.6 million.

The fair value of the 2021 ABL Facility approximated the book value on January 31, 2025 and October 31, 2024.

On February 20, 2025, the Company entered into a third amendment to its 2021 ABL Agreement. Refer to Note 16, Subsequent Events, for further details.

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

Changes in the Company’s warranty liability consisted of the following:

	Three Months Ended January 31,
	2025	2024
Balance at beginning of period	$42.1	$39.1
Warranty provisions	9.9	8.4
Settlements made	(8.5)	(9.3)
Divestiture (Note 7)	—	(1.1)
Balance at end of period	$43.5	$37.1

Accrued warranty is classified in the Company’s Condensed Unaudited Consolidated Balance Sheets as follows:

	January 31, 2025	October 31, 2024
Current liabilities	$19.2	$20.0
Other long-term liabilities	24.3	22.1
Total warranty liability	$43.5	$42.1

Note 11. Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of performance stock units, restricted stock units, and restricted stock awards. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding:

	Three Months Ended January 31,
	2025	2024
Basic weighted-average common shares outstanding	51,615,748	59,050,739
Dilutive restricted stock awards	258,725	291,935
Dilutive restricted stock units	408,061	348,671
Dilutive performance stock units	—	90,964
Diluted weighted-average common shares outstanding	52,282,534	59,782,309

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three Months Ended January 31,
	2025	2024
Anti-dilutive shares	3,096	—

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $3.8 million for the three months ended January 31, 2025, or 17.3% of pre-tax income, compared to $61.5 million of expense, or 25.2% of pre-tax income, for the three months ended January 31, 2024. Income tax expense for the three months ended January 31, 2025 was favorably impacted by $1.7 million of net discrete tax benefit, primarily related to stock-based compensation tax deductions. Income tax expense for the three months ended January 31, 2024 was unfavorably impacted by $63.4 million of net discrete tax expense, primarily related to gain on sale of Collins.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.1 million as of January 31, 2025, and $3.9 million as of October 31, 2024. The unrecognized tax benefits are presented in Other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Income and Comprehensive Income (Loss).

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of January 31, 2025, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	January 31, 2025	October 31, 2024
Performance, bid and specialty bonds	$666.9	$675.5
Open standby letters of credit	14.2	14.2
Total	$681.1	$689.7

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s maximum contingent liability under such agreements was $14.4 million and $20.8 million as of January 31, 2025 and October 31, 2024, respectively.

From time to time, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $39.4 million and $38.1 million as of January 31, 2025 and October 31, 2024, respectively. Losses incurred related to these arrangements have not been significant.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $388.0 million and $380.6 million as of January 31, 2025, and October 31, 2024, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding as of January 31, 2025 and October 31, 2024 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $19.9 million and $21.7 million at January 31, 2025 and October 31, 2024, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $3.4 million and $4.0 million as of January 31, 2025 and October 31, 2024, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. The guarantee arrangements are on an individual contract basis with a term from the date it is financed by the lending institution through payment date by the customer, generally not exceeding five years. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved. The reserve for losses included in other liabilities on these guarantee arrangements as of January 31, 2025 and October 31, 2024 are immaterial.

Other Matters: During fiscal year 2023, the Company settled a collective group of claims brought by plaintiffs who were injured as passengers in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claims but deemed a settlement to be in its best interest based on the facts and circumstances of the claims. These claims, which totaled $13.7 million, were fully paid in fiscal year 2023. The Company is in the process of seeking reimbursement of the settlement payments from its insurers; however, it is uncertain whether the Company will be able to recover any amounts, and no loss recovery asset has been recorded as of January 31, 2025.

Note 14. Business Segment Information

The Company is organized into two reportable segments, Specialty Vehicles and Recreational Vehicles, which is aligned with the chief operating decision maker's internal reporting structure and with the chief operating decision maker's process for making operating decisions, allocating capital and measuring performance. The Company’s segments are as follows:

Specialty Vehicles: This segment includes Emergency One (“E-ONE”), Kovatch Mobile Equipment (“KME”), Ferrara, Spartan Emergency Response (“Spartan ER”), American Emergency Vehicles (“AEV”), Leader Emergency Vehicles (“Leader”), Horton Emergency Vehicles (“Horton”), REV Group Orlando, Capacity and LayMor. These businesses manufacture, market and distribute commercial and custom fire and ambulance vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries; trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports; and industrial sweepers for both the commercial and rental markets.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended January 31, 2025
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$370.2	$155.0	$(0.1)	$525.1
Depreciation and amortization	$3.9	$1.5	$0.6	$6.0
Capital expenditures	$4.1	$0.5	$0.3	$4.9
Total assets	$799.6	$386.6	$55.9	$1,242.1
Adjusted EBITDA	$35.2	$9.2	$(7.6)

	Three Months Ended January 31, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$417.2	$169.4	$(0.6)	$586.0
Depreciation and amortization	$4.3	$1.6	$0.6	$6.5
Capital expenditures	$3.9	$5.6	$1.0	$10.5
Total assets	$911.6	$394.1	$115.4	$1,421.1
Adjusted EBITDA	$26.2	$11.6	$(7.3)

In considering the financial performance of the business, the chief operating decision maker analyzes the primary financial performance measure of Adjusted EBITDA. Adjusted EBITDA is defined as net income or net loss for the relevant period before depreciation and amortization, interest expense, and income taxes, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income is included below.

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

Provided below is a reconciliation of segment Adjusted EBITDA to Net income:

	Three Months Ended January 31,
	2025	2024
Specialty Vehicles Adjusted EBITDA	$35.2	$26.2
Recreational Vehicles Adjusted EBITDA	9.2	11.6
Corporate and Other Adjusted EBITDA	(7.6)	(7.3)
Depreciation and amortization	(6.0)	(6.5)
Interest expense, net	(6.0)	(6.8)
Provision for income taxes	(3.8)	(61.5)
Transaction expenses	—	(5.0)
Sponsor expense reimbursement	—	(0.2)
Restructuring	—	(0.8)
Restructuring related charges	—	(6.1)
Impairment charges	—	(12.6)
Stock-based compensation expense	(2.8)	(2.9)
Legal matters	—	(2.9)
Gain on sale of business	—	257.5
Net income	$18.2	$182.7

Note 15. Shareholders' Equity

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (“The 2023 Repurchase Program”). The 2023 Repurchase Program replaced the previous repurchase program. The 2023 Repurchase Program would have expired 24 months after the approval date and gave management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three months ended January 31, 2024 the Company did not repurchase any shares.

On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program replaced the 2023 Repurchase Program. The 2024 Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and it can be suspended or discontinued at any time without notice. During the three months ended January 31, 2025, the Company repurchased and retired 579,165 shares under the 2024 Repurchase Program at a total cost of $19.2 million and at an average price of approximately $33.09 per share, excluding commissions, fees and excise taxes.

In the first quarter of fiscal 2024, in connection with the sale of Collins, the Company declared a special cash dividend in the amount of $3.00 per share of common stock, payable on February 16, 2024, to shareholders of record on February 9, 2024. Additionally, on January 12, 2024, the Company paid a quarterly cash dividend in the amount of $0.05 per share of common stock to shareholders of record on December 26, 2023. On January 10, 2025, the Company paid a quarterly cash dividend in the amount of $0.06 per share of common stock to shareholders of record on December 26, 2024.

Note 16. Subsequent Events

In preparing the accompanying consolidated financial statements, management has evaluated subsequent events for potential recognition and disclosure through the date of this filing. Other than the item noted below, no other material subsequent events were identified.

Amendment to Credit Facility

On February 20, 2025, the Company entered into a third amendment to its 2021 ABL Agreement, the latter of which was previously amended by Amendment No. 1, dated November 1, 2022, and Amendment No. 2, dated February 7, 2024 (hereafter referred to as the “Amended 2021 ABL Agreement” or the “Amended 2021 ABL Facility”).

The Amended 2021 ABL Agreement modified the 2021 ABL Agreement to, among other things, extend the maturity of the facility to five years after the effective date of the Amended 2021 ABL Agreement, decrease the aggregate commitments for revolving loans and letters of credit from $550.0 million to $450.0 million, and increase the sublimit for swingline loans from $30.0 million to $45.0 million. Pursuant to the Amended 2021 ABL Agreement, the interest rates were revised so that the applicable margin adjustment is based on the calculation of average quarterly availability in relation to the total revolving loan commitment.

The Amended 2021 ABL Agreement revised the borrowing base so that (i) its calculation is comprised of a larger percentage of eligible receivables than in the 2021 ABL Agreement and is subject to a dilution reserve as specified in the Amended 2021 ABL Agreement and (ii) it does not factor eligible equipment or eligible real property into its calculation.

Additionally, the Amended 2021 ABL Agreement modified the calculation of the fixed charge coverage ratio and revised the minimum fixed charge coverage ratio the Company must comply with during certain periods to 1.0 to 1.0.

The 2021 ABL Agreement was also modified by the Amended 2021 ABL Agreement so that, subject to certain conditions and limitations set forth in the Amended 2021 ABL Agreement, the Company is permitted to enter into an additional secured term loan credit facility with financial institutions acceptable to the administrative agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis should be read in conjunction with the Condensed Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management’s Discussion and Analysis and Risk Factors and audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed on December 11, 2024.

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

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Economic Conditions

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, municipal spending, municipal tax receipts, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate can impact demand in key end markets. In addition, we are susceptible to supply chain disruptions resulting from the impact of tariffs, changes in U.S. and foreign trade policies, trade restrictions, and global macro-economic factors which can have a dramatic effect, either directly or indirectly, on the availability, lead-times and costs associated with raw materials and parts.

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

In the first quarter of fiscal year 2024, we sold Collins. Refer to Note 7, Divestiture Activities, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details. During the first quarter of fiscal year 2024, we announced the discontinuation of manufacturing operations at ENC. Subsequently, in the fourth quarter of fiscal year 2024, we sold ENC. Collins and ENC are collectively referred to as the “Bus Manufacturing Businesses”.

Results of Operations

	Three Months Ended January 31,
($ in millions)	2025	2024
Net sales	$525.1	$586.0
Gross profit	69.8	62.9
Selling, general and administrative	41.2	55.4
Restructuring	—	0.8
Impairment charges	—	12.6
Gain on sale of business	—	(257.5)
Provision for income taxes	3.8	61.5
Net income	18.2	182.7

Net income per common share:
Basic	$0.35	$3.09
Diluted	0.35	3.06
Dividends declared per common share	0.06	3.05

Adjusted EBITDA	$36.8	$30.5
Adjusted Net Income	20.9	14.7

Net Sales	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Net sales	$525.1	-10.4%	$586.0

Net Sales: Consolidated net sales decreased $60.9 million for the three months ended January 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $15.7 million, or 3.1% compared to the prior year quarter. The increase in net sales, excluding the impact of the Bus Manufacturing Businesses, was primarily due to higher net sales in the Specialty Vehicles segment, partially offset by lower net sales in the Recreational Vehicles segment. The increase within the Specialty Vehicles segment, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments of fire apparatus, a favorable mix of ambulance units, and price realization, partially offset by lower shipments of terminal trucks. The decrease within the Recreational Vehicles segment was primarily due to decreased unit shipments, partially offset by lower dealer assistance and pricing actions.

Gross Profit	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Gross profit	$69.8	11.0%	$62.9
% of net sales	13.3%		10.7%

Gross Profit: Consolidated gross profit increased $6.9 million for the three months ended January 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, gross profit increased 14.3 million, or 25.8% compared to the prior year quarter. The increase in gross profit, excluding the impact of the Bus Manufacturing Businesses, was primarily attributable to higher net sales and gross margin within the Specialty Vehicles segment, partially offset by lower net sales and gross margin in the Recreational Vehicles segment.

Selling, General and Administrative	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Selling, general and administrative	$41.2	-25.6%	$55.4

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $14.2 million for the three months ended January 31, 2025 compared to the prior year quarter. The decrease in SG&A costs for the three months ended January 31, 2025 was primarily due to the non-recurrence of transaction expenses related to the sale of Collins in the first quarter of fiscal year 2024, lower legal costs, and a decrease of SG&A costs attributable to the Bus Manufacturing Businesses.

Restructuring	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Restructuring	$—	-100.0%	$0.8

Restructuring: Consolidated restructuring costs were $0.8 million for the three months ended January 31, 2024. These restructuring costs were due to costs associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Impairment Charges	Three Months Ended January 31,
(in millions)	2025	Change	2024
Impairment charges	$—	-100.0%	$12.6

Impairment Charges: Consolidated impairment charges were $12.6 million for the three months ended January 31, 2024. These impairment charges were primarily related to the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Gain on sale of business	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Gain on sale of business	$—	-100.0%	$(257.5)

Gain on Sale of Business: Consolidated gain on sale of business was $257.5 million for the three months ended January 31, 2024. The gain on sale of business was due to the sale of Collins in the first quarter of fiscal year 2024.

Provision for income taxes	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Provision for income taxes	$3.8	-93.8%	$61.5

Provision for Income Taxes: Consolidated income tax expense was $3.8 million for the three months ended January 31, 2025, or 17.3% of pre-tax income, compared to $61.5 million of expense, or 25.2% of pre-tax income, for the three months ended January 31, 2024. Income tax expense for the three months ended January 31, 2025 was favorably impacted by $1.7 million of net discrete tax benefit, primarily related to stock-based compensation tax deductions. Income tax expense for the three months ended January 31, 2024 was impacted by $63.4 million of net discrete tax expense, primarily related to gain on sale of Collins.

Net income	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Net income	$18.2	-90.0%	$182.7

Net income: Consolidated net income decreased $164.5 million for the three months ended January 31, 2025 compared to the prior year quarter primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Adjusted EBITDA	$36.8	20.7%	$30.5

Consolidated Adjusted EBITDA increased $6.3 million for the three months ended January 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, Consolidated Adjusted EBITDA increased $16.2 million, or 78.6% compared to the prior year quarter. The increase was primarily due to the higher contribution from the Specialty Vehicles segment, partially offset by lower results in the Recreational Vehicles segment.

Adjusted Net Income	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Adjusted Net Income	$20.9	42.2%	$14.7

Consolidated Adjusted Net Income increased $6.2 million for the three months ended January 31, 2025 compared to the prior year quarter, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Specialty Vehicles Segment

	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Net sales	$370.2	-11.3%	$417.2
Adjusted EBITDA	35.2	34.4%	26.2
Adjusted EBITDA % of net sales	9.5%		6.3%

Specialty Vehicles segment net sales decreased $47.0 million for the three months ended January 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $29.6 million, or 8.7% compared to the prior year quarter. The increase in net sales compared to the prior year quarter, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments of fire apparatus, a favorable mix of ambulance units, and price realization, partially offset by lower shipments of terminal trucks.

Specialty Vehicles segment Adjusted EBITDA increased $9.0 million for the three months ended January 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, Adjusted EBITDA increased $18.9 million, or 116.0%. The increase, excluding the impact of the Bus Manufacturing Businesses, was primarily due to higher sales volume of fire apparatus as a result of throughput improvements, a favorable mix of ambulance units, and price realization, partially offset by inflationary pressures and lower contribution from the terminal trucks business.

Recreational Vehicles segment

	Three Months Ended January 31,
($ in millions)	2025	Change	2024
Net sales	$155.0	-8.5%	$169.4
Adjusted EBITDA	9.2	-20.7%	11.6
Adjusted EBITDA % of net sales	5.9%		6.8%

Recreational Vehicles segment net sales decreased $14.4 million for the three months ended January 31, 2025 compared to the prior year quarter. The decrease in net sales compared to the prior year quarter was primarily due to decreased unit shipments and increased dealer assistance, partially offset by pricing actions.

Recreational Vehicles segment Adjusted EBITDA decreased $2.4 million for the three months ended January 31, 2025 compared to the prior year quarter. The decrease was primarily due to lower unit shipments, increased dealer assistance, and inflationary pressures, partially offset by productivity and cost reduction initiatives.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	January 31, 2025	January 31, 2024
Specialty Vehicles	$4,226.1	$3,864.1
Recreational Vehicles	264.5	$376.7
Total Backlog	$4,490.6	$4,240.8

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

As of January 31, 2025, our backlog was $4,490.6 million compared to $4,240.8 million as of January 31, 2024, which included $84.2 million related to the Bus Manufacturing Businesses. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment. Specialty Vehicles segment backlog, excluding the impact of the Bus Manufacturing Businesses, increased $446.2 million compared to the prior year quarter, and was primarily the result of continued demand and order intake for fire apparatus and ambulance units and pricing actions, partially offset by lower order intake for terminal truck units. Recreational Vehicles segment backlog decreased $112.2 million compared to the prior year quarter, and was primarily the result of lower order intake in certain categories, unit shipments against backlog, and order cancelations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital resources are to fund our working capital needs, to improve and expand existing manufacturing facilities, for debt service payments, for general corporate needs, and, more recently, share repurchases. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our 2021 ABL Facility.

Currently, the Company is in a stable overall position with respect to its liquidity and capital resources and believes they are adequate to meet its projected needs.

Cash Flow

The following table shows summary cash flows for the three months ended January 31, 2025 and January 31, 2024:

	Three Months Ended January 31,
($ in millions)	2025	2024
Net cash used in operating activities	$(13.1)	$(69.7)
Net cash (used in) provided by investing activities	(4.8)	297.7
Net cash provided by (used in) financing activities	24.9	(161.4)
Net increase in cash and cash equivalents	$7.0	$66.6

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2025 was $13.1 million and was primarily related to the timing of accounts payable payments and receivable receipts, and incentive compensation payments made during the period, partially offset by higher receipts of customer advances. Net cash used in operating activities for the three months ended January 31, 2024 was $69.7 million and was primarily related to the timing of accounts payable payments, lower receipts of customer advances and incentive compensation payments made during the period.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended January 31, 2025 was $4.8 million and was related to cash paid for capital expenditures. Net cash provided by investing activities for the three months ended January 31, 2024 was $297.7 million and was related to the cash received in connection with the sale of Collins, partially offset by cash paid for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2025 was $24.9 million, which primarily consisted of net proceeds from the revolving credit facility of $55.0 million, partially offset by repurchases of stock of $19.2 million and dividends paid of $3.9 million. Net cash used in financing activities for the three months ended January 31, 2024 was $161.4 million, which primarily consisted of net payments made on the revolving credit facility of $150.0 million and dividends paid of $3.1 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.06 per share on our common stock. During the first quarter of fiscal year 2025, we paid cash dividends of $3.9 million.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. The dividend payment is at the discretion of our Board of Directors, and we may not pay dividends according to our policy, or at all. We cannot assure that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Share Repurchases

During the three months ended January 31, 2025 the Company repurchased and retired 579,165 shares under the 2024 Share Repurchase Program at a cost of $19.2 million and at an average price of approximately $33.09 per share, excluding commissions, fees and excise taxes.

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

On November 1, 2022, the Company amended the 2021 ABL Agreement to transition from the Eurodollar based benchmark rates to the SOFR. The transition from the Eurodollar rate to SOFR did not have a material impact on the Company's results of operations. On February 7, 2024, the Company entered into a second amendment to the 2021 ABL Agreement, which revised the definition of fixed charges under the 2021 ABL Facility to exclude a special cash dividend, which was declared and paid during fiscal year 2024.

The Company would become subject to compliance with a 1.1 to 1.0 minimum fixed charge coverage ratio financial covenant under the 2021 ABL Agreement if the Company’s borrowing base availability falls below $40.0 million or 15% of the borrowing base. As of January 31, 2025, the Company’s outstanding debt under the 2021 ABL Facility was $140.0 million, and the Company’s availability under the 2021 ABL Facility was $262.9 million. Refer to Note 9, Long-Term Debt, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

On February 20, 2025, the Company entered into the Amended 2021 ABL Agreement, which among other things, extended the maturity of the facility to five years after the effective date of the Amended 2021 ABL Agreement and decreased the aggregate commitments for revolving loans and letters of credit from $550.0 million to $450.0 million. Refer to Note 16, Subsequent Events, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details related to the Amended 2021 ABL Agreement.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended January 31,
($ in millions)	2025	2024
Net income	$18.2	$182.7
Depreciation and amortization	6.0	6.5
Interest expense, net	6.0	6.8
Provision for income taxes	3.8	61.5
EBITDA	34.0	257.5
Transaction expenses (a)	—	5.0
Sponsor expense reimbursement (b)	—	0.2
Restructuring (c)	—	0.8
Restructuring related charges (d)	—	6.1
Impairment charges (e)	—	12.6
Stock-based compensation expense (f)	2.8	2.9
Legal matters (g)	—	2.9
Gain on sale of business (h)	—	(257.5)
Adjusted EBITDA	$36.8	$30.5

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Three Months Ended January 31,
($ in millions)	2025	2024
Net income	$18.2	$182.7
Amortization of intangible assets	0.6	0.6
Transaction expenses (a)	—	5.0
Sponsor expense reimbursement (b)	—	0.2
Restructuring (c)	—	0.8
Restructuring related charges (d)	—	6.1
Impairment charges (e)	—	12.6
Stock-based compensation expense (f)	2.8	2.9
Legal matters (g)	—	2.9
Gain on sale of business (h)	—	(257.5)
Income tax effect of adjustments (i)	(0.7)	58.4
Adjusted Net Income	$20.9	$14.7

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for the three months ended January 31, 2024, which consist primarily of success bonuses and legal and accounting expenses, were incurred in connection with the sale of Collins.
(b)
Reflects the reimbursement of expenses to our former equity sponsor.
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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. Our disclosures of critical accounting policies are reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Condensed Unaudited Consolidated Financial Statements for a discussion of the impact on our financial statements of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on December 11, 2024.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2025.

During the quarter ended January 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, if applicable, refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Information about our risk factors is disclosed in “Item 1A. Risk Factors”, in our Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the first quarter of fiscal year 2025 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased for the period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
November 1 - November 30, 2024	—	$—	—	$250.0
December 1 - December 31, 2024	179,421	$32.40	179,421	$244.2
January 1 - January 31, 2025	399,744	$33.41	579,165	$230.8
Total	579,165

(1) On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the 2024 Share Repurchase Program). The 2024 Repurchase Program replaced the 2023 Repurchase Program. The 2024 Share Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. During the three months ended January 31, 2025, the Company repurchased and retired 579,165 shares under the 2024 Repurchase Program at a total cost of $19.2 million and at an average price of approximately $33.09 per share, excluding commissions, fees and excise taxes.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the first quarter of fiscal year 2025, the Company paid cash dividends of $3.9 million. Our ability to pay dividends is dependent on our Amended 2021 ABL Facility and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 5. Other Information

Third Amended and Restated Bylaws

On February 27, 2025, in connection with the amendments to our amended and restated certificate of incorporation adopted at the 2025 Annual Meeting of Stockholders (the “Annual Meeting”) and a periodic review of our bylaws, the board of directors amended and restated the Company’s bylaws (the “Third Amended and Restated Bylaws”), which became effective on February 27, 2025. Among other things, the Third Amended and Restated Bylaws were amended to enhance and clarify certain procedural and disclosure requirements related to stockholder nominations of directors, submissions of proposals regarding other business at annual or special meetings, and the organization and conduct of stockholder meetings. In particular, the Third Amended and Restated Bylaws provide that the number of nominees proposed by stockholders may not exceed the number of directors to be elected at the relevant meeting of stockholders and require additional disclosures from nominating stockholders, proposed nominees and, if the nominating stockholder is not a natural person, the natural person associated with such stockholder that is responsible for the nomination. The Third Amended and Restated Bylaws also reflect certain miscellaneous technical, clarifying and conforming changes consistent with the amendments to our amended and restated certificate of incorporation adopted at the Annual Meeting.

The foregoing description of the amendments to the Third Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of REV Group, Inc. (Incorporated by reference to Exhibit 3.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 27, 2025).
3.2	Third Amended and Restated Bylaws of REV Group, Inc. (Incorporated by reference to Exhibit 3.2 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 27, 2025).
10.1

Amendment No. 3, dated as of February 20, 2025, to Credit Agreement, by and among REV Group, Inc., as Borrower, certain subsidiaries of REV Group, Inc., as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 24, 2025).

10.2+*	Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: March 5, 2025	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2025	By:	/s/ Amy A. Campbell
Amy A. Campbell
Chief Financial Officer (Principal Financial Officer)

Date: March 5, 2025	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)