Form 10-Q
period 2025-04-30
REV Group, Inc.
filed 2025-06-04
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 2, 2025, the registrant had 48,797,351 shares of common stock, $0.001 par value per share, outstanding.

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

Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in the “Risk Factors” section in our filings with the U.S. Securities and Exchange Commission (“SEC”). We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Form 10-Q or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	April 30, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$28.8	$24.6
Accounts receivable, net	200.8	152.3
Inventories, net	565.7	602.8
Assets held for sale	17.1	—
Other current assets	19.3	26.8
Total current assets	831.7	806.5
Property, plant and equipment, net	132.8	130.2
Goodwill	137.0	137.7
Intangible assets, net	86.3	95.4
Right of use assets	23.7	32.1
Deferred income taxes	8.0	5.4
Other long-term assets	8.1	5.7
Total assets	$1,227.6	$1,213.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$221.8	$188.8
Short-term customer advances	159.5	158.0
Accrued compensation	27.9	33.7
Short-term accrued warranty	18.4	20.0
Short-term lease obligations	5.7	7.3
Liabilities held for sale	11.6	—
Other current liabilities	55.5	61.5
Total current liabilities	500.4	469.3
Long-term debt	130.0	85.0
Long-term customer advances	177.9	160.1
Long-term lease obligations	18.8	25.7
Other long-term liabilities	42.7	37.8
Total liabilities	869.8	777.9
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 48,797,351 and 52,131,600 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	209.2	316.5
Retained earnings	148.5	118.3
Accumulated other comprehensive income	—	0.2
Total shareholders' equity	357.8	435.1
Total liabilities and shareholders' equity	$1,227.6	$1,213.0

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Net sales	$629.1	$616.9	$1,154.2	$1,202.9
Cost of sales	533.4	539.6	988.7	1,062.7
Gross profit	95.7	77.3	165.5	140.2
Operating expenses:
Selling, general and administrative	46.0	50.7	87.8	106.7
Restructuring	—	3.7	—	4.5
Impairment charges	—	—	—	12.6
Total operating expenses	46.0	54.4	87.8	123.8
Operating income	49.7	22.9	77.7	16.4
Interest expense, net	6.4	6.5	12.4	13.4
Gain on sale of business	—	(1.5)	—	(259.0)
Loss on assets held for sale	30.0	—	30.0	—
Income before (benefit) provision for income taxes	13.3	17.9	35.3	262.0
(Benefit) provision for income taxes	(5.7)	2.7	(1.9)	64.1
Net income	$19.0	$15.2	$37.2	$197.9

Other comprehensive loss, net of tax	(0.6)	—	(0.2)	(0.2)
Comprehensive income	$18.4	$15.2	$37.0	$197.7

Net income per common share:
Basic	$0.38	$0.29	$0.73	$3.53
Diluted	0.38	0.28	0.72	3.49
Dividends declared per common share	0.06	0.05	0.12	3.10

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$37.2	$197.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12.1	13.0
Stock-based compensation expense	5.8	5.9
Deferred income taxes	(14.4)	1.7
Impairment charges	—	12.6
Gain on sale of business	—	(259.0)
Loss on assets held for sale	30.0	—
Other non-cash adjustments	1.1	0.9
Changes in operating assets and liabilities, net	32.1	(2.6)
Net cash provided by (used in) operating activities	103.9	(29.6)
Cash flows from investing activities:
Purchase of property, plant and equipment	(16.3)	(16.4)
Proceeds from sale of business	—	318.2
Other investing activities	0.4	0.1
Net cash (used in) provided by investing activities	(15.9)	301.9
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	45.0	70.0
Payment of dividends	(7.0)	(185.5)
Repurchase and retirement of common stock	(107.6)	(126.1)
Other financing activities	(14.2)	(13.8)
Net cash used in financing activities	(83.8)	(255.4)
Net increase in cash and cash equivalents	4.2	16.9
Cash and cash equivalents, beginning of period	24.6	21.3
Cash and cash equivalents, end of period	$28.8	$38.2

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$8.8	$11.3
Income taxes, net of refunds	$17.0	$42.5

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income	Equity
Balance, October 31, 2024	$0.1	52,131,600	Sh.	$316.5	$118.3	$0.2	$435.1
Net income					18.2		18.2
Stock-based compensation expense				2.6			2.6
Vesting of restricted stock units, net of employee tax withholdings	—	172,974	Sh.	(2.2)			(2.2)
Employee tax withholdings on vesting of restricted stock awards	—	(67,609	Sh.)	(2.1)			(2.1)
Other comprehensive income, net of tax						0.4	0.4
Repurchase and retirement of common stock, including fees and excise taxes	—	(579,165	Sh.)	(19.3)			(19.3)
Dividends declared on common stock					(3.9)		(3.9)
Balance, January 31, 2025	$0.1	51,657,800	Sh.	$295.5	$132.6	$0.6	$428.8
Net income					19.0		19.0
Stock-based compensation expense				3.2			3.2
Vesting of restricted stock units, net of employee tax withholdings	—	17,365	Sh.	(0.2)			(0.2)
Other comprehensive loss, net of tax						(0.6)	(0.6)
Repurchase and retirement of common stock, including fees and excise taxes	—	(2,877,814	Sh.)	(89.3)			(89.3)
Dividends declared on common stock					(3.1)		(3.1)
Balance, April 30, 2025	$0.1	48,797,351	Sh.	$209.2	$148.5	$—	$357.8

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					182.7		182.7
Stock-based compensation expense				2.9			2.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	255,651	Sh.	(2.0)			(2.0)
Other comprehensive loss, net of tax						(0.2)	(0.2)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards	—	14,233	Sh.	(2.9)			(2.9)
Dividends declared on common stock					(182.4)		(182.4)
Balance, January 31, 2024	$0.1	59,775,713	Sh.	$443.0	$53.0	$—	$496.1
Net income					15.2		15.2
Stock-based compensation expense				3.0			3.0
Vesting of restricted and performance stock units, net of employee tax withholdings	—	115,232	Sh.	(1.8)			(1.8)
Issuances of restricted stock awards	—	23,532	Sh.	—			—
Repurchase and retirement of common stock, including fees and excise taxes	—	(8,000,000	Sh.)	(129.7)			(129.7)
Dividends declared on common stock					(3.1)		(3.1)
Balance, April 30, 2024	$0.1	51,914,477	Sh.	$314.5	$65.1	$—	$379.7

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

During the second quarter of fiscal year 2024, the Company completed two underwritten public offerings (the “Offerings”) in which a total of 25,795,191 shares of common stock previously held by AIP were sold. 8,000,000 of these shares were repurchased by the Company in the second quarter of fiscal year 2024. Refer to Note 15, Shareholders’ Equity, for additional information related to the Offerings and the related repurchase.

Upon completion of the second of the two Offerings, AIP ceased to beneficially own at least 15% of the Company’s outstanding shares of common stock, in the aggregate. As a result, under the terms of the Amended and Restated Shareholders Agreement, dated as of February 1, 2017 (as amended), as of the completion of the Offerings, AIP no longer had significant influence over the Company, including control over decisions that require the approval of stockholders, and no longer had the right to nominate any directors to the board of directors of the Company. Each of the board members previously nominated by AIP resigned from the Board of Directors of the Company, effective upon the completion of the second of the two Offerings. AIP is no longer considered a sponsor or related party of the Company.

Related Party Transactions: During the six months ended April 30, 2024, the Company incurred expenses associated with its former Sponsor in connection with the Offerings and the related share repurchase. Refer to Note 15, Shareholders’ Equity, for additional information related to the Offerings and the related repurchase.

Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform with the fiscal year 2025 presentation and improve comparability between periods. These reclassifications had no effect on the reported results of operations.

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

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the customer advance balances when the Company transfers control of the promised good or service. During the three months ended April 30, 2025, and April 30, 2024, the Company recognized $35.2 million and $44.2 million, respectively, of revenue that was included in the customer advance balances of $318.1 million and $357.4 million as of October 31, 2024 and October 31, 2023, respectively. During the six months ended April 30, 2025, and April 30, 2024, the Company recognized $70.2 million and $93.0 million, respectively, of revenue that was included in the customer advance balances of $318.1 million and $357.4 million as of October 31, 2024 and October 31, 2023, respectively. The Company’s payment terms do not include a significant financing component outside of the Specialty Vehicles segment. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended April 30, 2025 and April 30, 2024 of $3.0 million and $2.2 million, respectively. The Company incurred interest charges on customer advances during the six months ended April 30, 2025 and April 30, 2024 of $5.8 million and $4.5 million, respectively. The interest charges were recorded in Interest expense in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of April 30, 2025, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,278.6 million, of which $1,343.8 million is expected to be satisfied and recognized in revenue in the next twelve months and $1,934.8 million is expected to be satisfied and recognized in revenue thereafter.

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

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Condensed Unaudited Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program as of April 30, 2025 and October 31, 2024 was $10.6 million and $9.1 million, respectively.

Note 4. Inventories

Inventories consisted of the following:

	April 30, 2025	October 31, 2024
Chassis	$99.9	$118.0
Raw materials & parts	178.8	193.3
Work in process	256.6	243.2
Finished products	42.8	57.4
	578.1	611.9
Less: reserves	(12.4)	(9.1)
Total inventories, net	$565.7	$602.8

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2025	October 31, 2024
Land & land improvements	$15.8	$15.7
Buildings & improvements	98.6	99.5
Machinery & equipment	97.2	96.9
Computer hardware & software	66.2	64.6
Office furniture & fixtures	6.1	6.2
Construction in process	11.1	7.7
	295.0	290.6
Less: accumulated depreciation	(162.2)	(160.4)
Total property, plant and equipment, net	$132.8	$130.2

Depreciation expense was $5.5 million and $5.9 million for the three months ended April 30, 2025 and April 30, 2024, respectively, and $10.9 million and $11.8 million for the six months ended April 30, 2025 and April 30, 2024, respectively. In connection with the discontinuation of manufacturing operations at the Company's ElDorado National (California) (“ENC”) facility, the Company recorded impairment charges of property, plant, and equipment of $4.4 million for the six months ended April 30, 2024. The fair value used in this impairment assessment was based on Level 3 inputs as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Refer to Note 8, Restructuring and Other Related Charges, for further details.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	April 30, 2025	October 31, 2024
Specialty Vehicles	$95.2	$95.2
Recreational Vehicles	41.8	42.5
Total goodwill	$137.0	$137.7

The change in the net carrying value of goodwill consisted of the following:

	Six Months Ended April 30,
	2025	2024
Balance at beginning of period	$137.7	$157.3
Divestiture (Note 7)	—	(19.6)
Held for sale (Note 7)	(0.7)	—
Balance at end of period	$137.0	$137.7

Intangible assets (excluding goodwill) consisted of the following:

	April 30, 2025
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$23.0	$(18.2)	$4.8
Indefinite-lived trade names	81.5	—	81.5
Total intangible assets, net	$104.5	$(18.2)	$86.3

	October 31, 2024
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$23.3	$(17.3)	$6.0
Indefinite-lived trade names	89.4	—	89.4
Total intangible assets, net	$112.7	$(17.3)	$95.4

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	Six Months Ended April 30,
	2025	2024
Balance at beginning of period	$89.4	$107.4
Impairment charges	—	(7.2)
Divestiture (Note 7)	—	(8.9)
Held for sale (Note 7)	(7.9)	—
Balance at end of period	$81.5	$91.3

Amortization expense was $0.6 million and $0.6 million for the three months ended April 30, 2025 and April 30, 2024, respectively, and $1.2 million and $1.2 million for the six months ended April 30, 2025 and April 30, 2024, respectively. Estimated future amortization expense of finite-lived intangible assets for the remainder of fiscal year 2025 and each of the five fiscal years succeeding October 31, 2025 is as follows: 2025 (remaining six months) - $0.6 million; 2026 - $1.2 million; 2027 - $1.2 million; 2028 - $1.2 million; 2029 - $0.6 million, at which point all finite-lived intangible assets will be fully amortized. As of April 30, 2025, fully amortized intangible assets and the related accumulated amortization were written off.

In connection with the expected discontinuation of manufacturing operations at the Company's ENC facility, the Company recorded an impairment charge of an indefinite-lived trade name of $7.2 million during the six months ended April 30, 2024. The fair value used in the impairment assessment of this indefinite-lived trade name was based on Level 3 inputs, as defined by ASC 820. Refer to Note 8, Restructuring and Other Related Charges, for further details related to this discontinuation.

Note 7. Divestiture Activities and Held for Sale

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

In connection with a strategic review of the product portfolio, the Company is pursuing a sale of certain businesses within the Recreational Vehicles segment. The assets and liabilities to be divested in connection with this transaction met the held for sale criteria as of April 30, 2025. The carrying value of the assets held for sale was greater than the estimated sales proceeds, less expected costs to sell, resulting in a non-cash loss of $30.0 million and a related $16.6 million discrete tax benefit, both of which are included in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income for the three and six months ended April 30, 2025.

As of April 30, 2025, assets and liabilities held for sale consisted of the following balances:

April 30, 2025
ASSETS
Accounts receivable, net	$3.1
Inventories, net	15.6
Property, plant and equipment, net	2.1
Goodwill	0.7
Intangible assets, net	7.9
Deferred tax asset	11.9
Right of use assets	5.7
Other long-term assets	0.1
Loss on assets held for sale	(30.0)
Total assets held for sale	$17.1

LIABILITIES
Accounts payable	$2.2
Lease obligations	5.9
Other liabilities	3.5
Total liabilities held for sale	$11.6

Note 8. Restructuring and Other Related Charges

On January 29, 2024, the Company announced that it would discontinue manufacturing operations at the Company’s ENC facility in Riverside, California. Management believed the discontinuation of manufacturing at ENC created a more focused portfolio that provides opportunities for growth, consistent cash generation and improved margin performance.

The Company incurred certain restructuring and other related charges in connection with the decision to discontinue manufacturing at the ENC facility. For the three and six months ended April 30, 2024, the Company recorded restructuring charges of $3.7 million and $4.5 million, respectively, primarily related to severance and retention costs. For the six months ended April 30, 2024, the Company incurred additional charges related to this activity consisting of $11.6 million of impairment charges related to intangible assets and property, plant, and equipment, $5.8 million of inventory write-offs, and $0.3 million of other costs.

This restructuring activity is complete and there is no remaining restructuring liability as of April 30, 2025. ENC was previously reported as part of the Specialty Vehicles Segment.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	April 30, 2025	October 31, 2024
ABL facility	$130.0	$85.0

ABL Facility

On February 20, 2025, the Company entered into a third amendment to its then existing ABL agreement (the “2021 ABL Agreement” or the “2021 ABL Facility”), hereafter referred to as the “Amended 2021 ABL Agreement” or the “Amended 2021 ABL Facility”. The Amended 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $450.0 million. The total credit facility is subject to a $45.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the Amended 2021 ABL Agreement. The Amended 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. Subject to certain conditions and limitations set forth in the Amended 2021 ABL Agreement, the Company is also permitted to enter into an additional secured term loan credit facility with financial institutions acceptable to the administrative agent. The debt issuance costs capitalized in connection with the Amended 2021 ABL Facility less accumulated amortization are included in Other long-term assets in the Company’s Condensed Unaudited Consolidated Balance Sheets. The debt issuance costs are amortized over the life of the debt on a straight-line basis. The Amended 2021 ABL Facility matures on February 20, 2030. The Company may prepay principal, in whole or in part, at any time without penalty.

The following table summarizes the gross borrowing and gross payments of long-term debt:

	Six Months Ended April 30,
	2025	2024
Gross borrowings	$434.0	$610.0
Gross payments	389.0	540.0
Total net borrowings	$45.0	$70.0

All revolving loans under the Amended 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.1% for all interest periods. As of April 30, 2025, the interest rate margins are 0.5% for all base rate loans and 1.5% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the calculation of average quarterly availability in relation to the total revolving loan commitment. Interest is payable quarterly for the swing line loan and all base rate loans, and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the Amended 2021 ABL Facility was 5.9% as of April 30, 2025. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.8% as of October 31, 2024.

The lenders under the Amended 2021 ABL Facility have a first priority security interest in substantially all personal property assets of the Company. The Amended 2021 ABL Facility’s borrowing base is comprised of eligible receivables and eligible inventory.

The Amended 2021 ABL Agreement contains customary representations and warranties, affirmative and negative covenants, subject in certain cases to customary limitations, exceptions and exclusions. The Amended 2021 ABL Agreement also contains certain customary events of default. The occurrence of an event of default under the Amended 2021 ABL Agreement could result in the termination of the commitments under the Amended 2021 ABL Facility and the acceleration of all outstanding borrowings under it.

The Company would become subject to compliance with a 1.0 to 1.0 minimum fixed charge coverage ratio financial covenant under the Amended 2021 ABL Agreement if the Company’s borrowing base availability falls below the greater of $35.0 million or 12.5% of the borrowing base. As of April 30, 2025, the Company’s availability under the Amended 2021 ABL Facility was $263.2 million. As of October 31, 2024, the Company’s availability under the 2021 ABL Facility was $349.6 million.

The fair value of the Amended 2021 ABL Facility approximated the book value on April 30, 2025 and the fair value of the 2021 ABL Facility approximated the book value on October 31, 2024.

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

Changes in the Company’s warranty liability consisted of the following:

	Six Months Ended April 30,
	2025	2024
Balance at beginning of period	$42.1	$39.1
Warranty provisions	22.0	18.0
Settlements made	(17.7)	(20.0)
Divestiture (Note 7)	—	(1.1)
Held for sale (Note 7)	(0.4)	—
Balance at end of period	$46.0	$36.0

Accrued warranty is classified in the Company’s Condensed Unaudited Consolidated Balance Sheets as follows:

	April 30, 2025	October 31, 2024
Current liabilities	$18.4	$20.0
Other long-term liabilities	27.6	22.1
Total warranty liability	$46.0	$42.1

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Basic weighted-average common shares outstanding	50,085,286	53,117,059	50,863,200	56,116,502
Dilutive restricted stock awards	172,741	150,665	216,611	223,072
Dilutive restricted stock units	280,188	280,471	346,794	318,948
Dilutive performance stock units	—	114,015	—	102,175
Diluted weighted-average common shares outstanding	50,538,215	53,662,210	51,426,605	56,760,697

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Anti-dilutive shares	—	23,532	—	23,532

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $5.7 million for the three months ended April 30, 2025, or 42.9% of pre-tax income, compared to $2.7 million of expense, or 15.1% of pre-tax income, for the three months ended April 30, 2024. Income tax benefit for the three months ended April 30, 2025 was favorably impacted by $16.6 million of net discrete tax benefit, primarily related to basis differences on assets held for sale. Income tax expense for the three months ended April 30, 2024 was favorably impacted by $1.2 million of net discrete tax benefit, primarily related to the conclusion of an IRS examination.

The Company recorded income tax benefit of $1.9 million for the six months ended April 30, 2025, or 5.4% of pre-tax income, compared to $64.1 million of expense, or 24.5% of pre-tax income, for the six months ended April 30, 2024. Income tax benefit for the six months ended April 30, 2025 was favorably impacted by $18.3 million of net discrete tax benefit, primarily related to basis differences on assets held for sale and stock-based compensation tax deductions. Income tax expense for the six months ended April 30, 2024 was unfavorably impacted by $62.2 million of net discrete tax expense, primarily related to gain on sale of Collins.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.3 million as of April 30, 2025 and $3.9 million as of October 31, 2024. The unrecognized tax benefits are presented in Other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of April 30, 2025, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	April 30, 2025	October 31, 2024
Performance, bid and specialty bonds	$684.8	$675.5
Open standby letters of credit	14.2	14.2
Total	$699.0	$689.7

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s maximum contingent liability under such agreements was $28.9 million and $20.8 million as of April 30, 2025 and October 31, 2024, respectively.

From time to time, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $33.3 million and $38.1 million as of April 30, 2025 and October 31, 2024, respectively. Losses incurred related to these arrangements have not been significant.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $372.9 million and $380.6 million as of April 30, 2025, and October 31, 2024, respectively, which represents the total amount that would be owed to the lending institutions under such repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses on contracts outstanding as of April 30, 2025 and October 31, 2024 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $19.5 million and $21.7 million at April 30, 2025 and October 31, 2024, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $3.1 million and $4.0 million as of April 30, 2025 and October 31, 2024, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. The guarantee arrangements are on an individual contract basis with a term from the date it is financed by the lending institution through payment date by the customer, generally not exceeding five years. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved. The reserve for losses included in other liabilities on these guarantee arrangements as of April 30, 2025 and October 31, 2024 are immaterial.

Other Matters: During fiscal year 2023, the Company settled a collective group of claims brought by plaintiffs who were injured as passengers in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claims but deemed a settlement to be in its best interest based on the facts and circumstances of the claims. These claims, which totaled $13.7 million, were fully paid in fiscal year 2023. The Company is in the process of seeking reimbursement of the settlement payments from its insurers; however, it is uncertain whether the Company will be able to recover any amounts, and no loss recovery asset has been recorded as of April 30, 2025.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended April 30, 2025
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$453.9	$175.3	$(0.1)	$629.1
Depreciation and amortization	$4.0	$1.5	$0.6	$6.1
Capital expenditures	$9.0	$1.2	$1.2	$11.4
Total assets	$817.4	$350.0	$60.2	$1,227.6
Adjusted EBITDA	$56.3	$10.9	$(8.3)

	Three Months Ended April 30, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$437.4	$179.7	$(0.2)	$616.9
Depreciation and amortization	$4.4	$1.6	$0.5	$6.5
Capital expenditures	$3.8	$0.9	$1.2	$5.9
Total assets	$873.6	$392.1	$64.7	$1,330.4
Adjusted EBITDA	$33.8	$12.1	$(8.4)

	Six Months Ended April 30, 2025
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$824.1	$330.3	$(0.2)	$1,154.2
Depreciation and amortization	$7.9	$3.0	$1.2	$12.1
Capital expenditures	$13.1	$1.7	$1.5	$16.3
Total assets	$817.4	$350.0	$60.2	$1,227.6
Adjusted EBITDA	$91.5	$20.1	$(15.9)

	Six Months Ended April 30, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$854.6	$349.1	$(0.8)	$1,202.9
Depreciation and amortization	$8.7	$3.2	$1.1	$13.0
Capital expenditures	$7.7	$6.5	$2.2	$16.4
Total assets	$873.6	$392.1	$64.7	$1,330.4
Adjusted EBITDA	$60.0	$23.7	$(15.7)

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

Provided below is a reconciliation of segment Adjusted EBITDA to Net income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Specialty Vehicles Adjusted EBITDA	$56.3	$33.8	$91.5	$60.0
Recreational Vehicles Adjusted EBITDA	10.9	12.1	20.1	23.7
Corporate and Other Adjusted EBITDA	(8.3)	(8.4)	(15.9)	(15.7)
Depreciation and amortization	(6.1)	(6.5)	(12.1)	(13.0)
Interest expense, net	(6.4)	(6.5)	(12.4)	(13.4)
Benefit (provision) for income taxes	5.7	(2.7)	1.9	(64.1)
Transaction expenses	—	(1.4)	—	(6.4)
Sponsor expense reimbursement	—	—	—	(0.2)
Restructuring	—	(3.7)	—	(4.5)
Restructuring related charges	—	—	—	(6.1)
Impairment charges	—	—	—	(12.6)
Stock-based compensation expense	(3.1)	(3.0)	(5.9)	(5.9)
Legal matters	—	—	—	(2.9)
Gain on sale of business	—	1.5	—	259.0
Loss on assets held for sale	(30.0)	—	(30.0)	—
Net income	$19.0	$15.2	$37.2	$197.9

Note 15. Shareholders' Equity

Share Repurchases: On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (“The 2023 Repurchase Program”). The 2023 Repurchase Program replaced the previous repurchase program. The 2023 Repurchase Program would have expired 24 months after the approval date and gave management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three and six months ended April 30, 2024, the Company repurchased and retired 8,000,000 shares under this repurchase program at a total cost of $126.1 million and at a price of approximately $15.76 per share, excluding commissions, fees and excise taxes.

On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program replaced the 2023 Repurchase Program. The 2024 Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and it can be suspended or discontinued at any time without notice. During the three and six months ended April 30, 2025, the Company repurchased and retired 2,877,814 and 3,456,979 shares under the 2024 Share Repurchase Program at a cost of $88.4 million and $107.6 million and at an average price of approximately $30.70 and $31.10 per share, excluding commissions, fees and excise taxes, respectively.

Special Dividend: On February 16, 2024, the Company paid the previously declared special cash dividend equal to $3.00 per share of common stock to shareholders of record on February 9, 2024.

Offerings: On February 20, 2024, the Company closed the first of the Offerings, which included the sale of 18,400,000 shares of its common stock by AIP. 10,400,000 of these shares were sold to the public at the public offering price of $16.50 per share. As previously noted, the Company repurchased from the underwriters 8,000,000 of the shares at a price per common share of approximately $15.76, which is equal to the price paid by the underwriters to AIP.

On March 15, 2024, the Company closed the second of the Offerings, which included the sale of 7,395,191 shares of the Company’s common stock by AIP, at a public offering price of $18.00 per share.

The Company did not sell any shares of common stock and did not receive any proceeds from the Offerings. The Company incurred approximately $1.4 million in offering costs during the three and six months ended April 30, 2024, which were included within Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

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

In the first quarter of fiscal year 2024, we sold Collins. Refer to Note 7, Divestiture Activities and Held for Sale, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details. During the first quarter of fiscal year 2024, we announced the discontinuation of manufacturing operations at ENC. Subsequently, in the fourth quarter of fiscal year 2024, we sold ENC. Collins and ENC are collectively referred to as the “Bus Manufacturing Businesses”.

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2025	2024	2025	2024
Net sales	$629.1	$616.9	$1,154.2	$1,202.9
Gross profit	95.7	77.3	165.5	140.2
Selling, general and administrative	46.0	50.7	87.8	106.7
Restructuring	—	3.7	—	4.5
Impairment charges	—	—	—	12.6
Gain on sale of business	—	(1.5)	—	(259.0)
Loss on assets held for sale	30.0	—	30.0	—
(Benefit) provision for income taxes	(5.7)	2.7	(1.9)	64.1
Net income	19.0	15.2	37.2	197.9

Net income per common share:
Basic	$0.38	$0.29	$0.73	$3.53
Diluted	0.38	0.28	0.72	3.49
Dividends declared per common share	0.06	0.05	0.12	3.10

Adjusted EBITDA	$58.9	$37.5	$95.7	$68.0
Adjusted Net Income	35.4	20.9	56.3	35.6

Net Sales	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Net sales	$629.1	2.0%	$616.9	$1,154.2	-4.0%	$1,202.9

Net Sales: Consolidated net sales increased $12.2 million for the three months ended April 30, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $45.1 million, or 7.7% compared to the prior year quarter. The increase in net sales, excluding the impact of the Bus Manufacturing Businesses, was primarily due to higher net sales in the Specialty Vehicles segment, partially offset by lower net sales in the Recreational Vehicles segment. The increase within the Specialty Vehicles segment, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments of fire apparatus and price realization, partially offset by an unfavorable mix of fire apparatus. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased dealer assistance, partially offset by pricing actions.

Consolidated net sales decreased $48.7 million for the six months ended April 30, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $60.8 million, or 5.6%, for the six months ended April 30, 2025 compared to the prior year period. The increase in net sales is primarily due to higher net sales within the Specialty Vehicles segment, partially offset by lower net sales in the Recreational Vehicles segment. The increase within the Specialty Vehicles segment, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments of fire apparatus and price realization, partially offset by an unfavorable mix of fire apparatus. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased dealer assistance, partially offset by pricing actions.

Gross Profit	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Gross profit	$95.7	23.8%	$77.3	$165.5	18.0%	$140.2
% of net sales	15.2%		12.5%	14.3%		11.7%

Gross Profit: Consolidated gross profit increased $18.4 million for the three months ended April 30, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, gross profit increased 21.3 million, or 28.6% compared to the prior year quarter. The increase in gross profit, excluding the impact of the Bus Manufacturing Businesses, was primarily attributable to higher net sales and gross margin within the Specialty Vehicles segment, partially offset by lower net sales and gross margin in the Recreational Vehicles segment.

Consolidated gross profit increased $25.3 million for the six months ended April 30, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, gross profit increased $35.6 million, or 27.4%, for the six months ended April 30, 2025 compared to the prior year period. The increase in gross profit was primarily attributable to higher net sales and gross margin in the Specialty Vehicles segment, partially offset by lower net sales and gross margin within the Recreational Vehicles segment.

Selling, General and Administrative	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Selling, general and administrative	$46.0	-9.3%	$50.7	$87.8	-17.7%	$106.7

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $4.7 million for the three months ended April 30, 2025 compared to the prior year quarter. The decrease in SG&A costs for the three months ended April 30, 2025 was primarily due to the non-recurrence of transaction expenses related to the Offerings in the second quarter of fiscal year 2024 and a decrease of SG&A costs attributable to the Bus Manufacturing Businesses.

Consolidated SG&A costs decreased $18.9 million for the six months ended April 30, 2025 compared to the prior year period. The decrease in SG&A costs for the six months ended April 30, 2025 was primarily due to the non-recurrence of transaction expenses related to the Offerings and the sale of Collins in fiscal year 2024 and a decrease in SG&A attributable to the Bus Manufacturing Businesses.

Restructuring	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Restructuring	$—	-100.0%	$3.7	$—	-100.0%	$4.5

Restructuring: Consolidated restructuring costs were $3.7 million and $4.5 million for the three and six months ended April 30, 2024, respectively. These restructuring costs were due to costs associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Impairment Charges	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2025	Change	2024	2025	Change	2024
Impairment charges	$—	N/M	$—	$—	-100.0%	$12.6

Impairment Charges: Consolidated impairment charges were $12.6 million for the six months ended April 30, 2024. These impairment charges were primarily related to the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Gain on sale of business	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Gain on sale of business	$—	-100.0%	$(1.5)	$—	-100.0%	$(259.0)

Gain on Sale of Business: Consolidated gain on sale of business was $1.5 million for the three months ended April 30, 2024. The gain on sale of business was due to the sale of the Fire RTC business in the second quarter of fiscal year 2024.

Consolidated gain on sale of business was $259.0 million for the six months ended April 30, 2024. The gain on sale of business was due to the sales of the Collins and Fire RTC businesses in the first and second quarters of fiscal year 2024.

Loss on assets held for sale	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Loss on assets held for sale	$30.0	100.0%	$—	$30.0	100.0%	$—

Loss on Assets Held for Sale: Consolidated loss on assets held for sale was $30.0 million for the three and six months ended April 30, 2025. The loss on assets held for sale was due to the strategic decision to exit the non-motorized recreational vehicle manufacturing business through the pursuit of a sale of certain businesses within the Recreational Vehicles segment. The assets and liabilities to be divested in connection with this transaction met the criteria for held for sale as of April 30, 2025. The carrying value of the assets held for sale was greater than the expected sales proceeds, less expected costs to sell, resulting in a non-cash loss of $30.0 million.

(Benefit) provision for income taxes	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
(Benefit) provision for income taxes	$(5.7)	-311.1%	$2.7	$(1.9)	-103.0%	$64.1

(Benefit) Provision for Income Taxes: Consolidated income tax benefit was $5.7 million for the three months ended April 30, 2025, or 42.9% of pre-tax income, compared to $2.7 million of expense, or 15.1% of pre-tax income, for the three months ended April 30, 2024. Income tax benefit for the three months ended April 30, 2025 was favorably impacted by $16.6 million of net discrete tax benefit, primarily related to basis differences on assets held for sale. Income tax expense for the three months ended April 30, 2024 was favorably impacted by $1.2 million of net discrete tax benefit, primarily related to the conclusion of an IRS examination.

Consolidated income tax benefit was $1.9 million for the six months ended April 30, 2025, or 5.4% of pre-tax income, compared to $64.1 million of expense, or 24.5% of pre-tax income, for the six months ended April 30, 2024. Income tax benefit for the six months ended April 30, 2025 were favorably impacted by $18.3 million of net discrete tax benefit, primarily related to basis differences on assets held for sale. Income tax expense for the six months ended April 30, 2024 were unfavorably impacted by $62.2 million of net discrete tax expense, primarily related to gain on sale of Collins.

Net income	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Net income	$19.0	25.0%	$15.2	$37.2	-81.2%	$197.9

Net income: Consolidated net income increased $3.8 million for the three months ended April 30, 2025 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income decreased $160.7 million for the six months ended April 30, 2025 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Adjusted EBITDA	$58.9	57.1%	$37.5	$95.7	40.7%	$68.0

Consolidated Adjusted EBITDA increased $21.4 million for the three months ended April 30, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, Consolidated Adjusted EBITDA increased $22.9 million, or 63.6% compared to the prior year quarter. The increase was primarily due to the higher contribution from the Specialty Vehicles segment, partially offset by lower results in the Recreational Vehicles segment.

Consolidated Adjusted EBITDA increased $27.7 million for the six months ended April 30, 2025 compared to the prior year period. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $39.1 million, or 69.1%, for the six months ended April 30, 2025 compared to the prior year period. The increase was primarily due to the higher contribution from the Specialty Vehicles segment, partially offset by lower results in the Recreational Vehicles segment.

Adjusted Net Income	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Adjusted Net Income	$35.4	69.4%	$20.9	$56.3	58.1%	$35.6

Consolidated Adjusted Net Income increased $14.5 million for the three months ended April 30, 2025 compared to the prior year quarter, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Consolidated Adjusted Net Income increased $20.7 million for the six months ended April 30, 2025 compared to the prior year period, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Refer to Adjusted EBITDA and Adjusted Net Income section of this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Specialty Vehicles Segment

	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Net sales	$453.9	3.8%	$437.4	$824.1	-3.6%	$854.6
Adjusted EBITDA	56.3	66.6%	33.8	91.5	52.5%	60.0
Adjusted EBITDA % of net sales	12.4%		7.7%	11.1%		7.0%

Specialty Vehicles segment net sales increased $16.5 million for the three months ended April 30, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $49.4 million, or 12.2% compared to the prior year quarter. The increase in net sales was primarily due to increased shipments of fire apparatus and price realization, partially offset by an unfavorable mix of fire apparatus.

Specialty Vehicles segment net sales decreased $30.5 million for the six months ended April 30, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $79.0 million, or 10.6%, for the six months ended April 30, 2025 compared to the prior year period. The increase in net sales was primarily due to increased shipments of fire apparatus and price realization, partially offset by an unfavorable mix of fire apparatus.

Specialty Vehicles segment Adjusted EBITDA increased $22.5 million for the three months ended April 30, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, Adjusted EBITDA increased $24.0 million, or 74.3%. The increase, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments of fire apparatus and price realization, partially offset by an unfavorable mix of fire apparatus and inflationary pressures.

Specialty Vehicles segment Adjusted EBITDA increased $31.5 million for the six months ended April 30, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, Adjusted EBITDA increased $42.9 million, or 88.3%, for the six months ended April 30, 2025 compared to the prior year period. The increase was primarily due to increased shipments of fire apparatus and price realization, partially offset by an unfavorable mix of fire apparatus and inflationary pressures.

Recreational Vehicles segment

	Three Months Ended April 30,			Six Months Ended April 30,
($ in millions)	2025	Change	2024	2025	Change	2024
Net sales	$175.3	-2.4%	$179.7	$330.3	-5.4%	$349.1
Adjusted EBITDA	10.9	-9.9%	12.1	20.1	-15.2%	23.7
Adjusted EBITDA % of net sales	6.2%		6.7%	6.1%		6.8%

Recreational Vehicles segment net sales decreased $4.4 million for the three months ended April 30, 2025 compared to the prior year quarter. The decrease in net sales compared to the prior year quarter was primarily due to lower unit shipments and increased dealer assistance on certain models, partially offset by pricing actions.

Recreational Vehicles segment net sales decreased $18.8 million for the six months ended April 30, 2025 compared to the prior year period. The decrease was primarily due to lower unit shipments, partially offset by favorable product mix in certain categories.

Recreational Vehicles segment Adjusted EBITDA decreased $1.2 million for the three months ended April 30, 2025 compared to the prior year quarter. The decrease was primarily due to lower unit shipments and increased dealer assistance on certain models, partially offset by pricing actions and cost reduction initiatives.

Recreational Vehicles segment Adjusted EBITDA decreased $3.6 million for the six months ended April 30, 2025 compared to the prior year period. The decrease was primarily due to lower unit shipments and increased dealer assistance on certain models, partially offset by pricing actions and cost reduction initiatives.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	April 30, 2025	January 31, 2025	April 30, 2024
Specialty Vehicles	$4,282.0	$4,226.1	$4,064.4
Recreational Vehicles	267.9	264.5	274.7
Total Backlog	$4,549.9	$4,490.6	$4,339.1

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

As of April 30, 2025, our backlog was $4,549.9 million compared to $4,339.1 million as of April 30, 2024, the latter of which included $54.8 million related to the Bus Manufacturing Businesses. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment. Specialty Vehicles segment backlog, excluding the impact of the Bus Manufacturing Businesses, increased $272.4 million compared to the prior year quarter, primarily due to continued demand and order intake for fire apparatus and ambulance units and pricing actions, partially offset by increased production and shipments of fire apparatus. Recreational Vehicles segment backlog decreased $6.8 million compared to the prior year quarter, and was primarily the result of lower order intake in certain categories.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital resources are to fund our working capital needs, to improve and expand existing manufacturing facilities, for debt service payments, for general corporate needs and for share repurchases. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our Amended 2021 ABL Facility.

We currently anticipate that our available sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Cash Flow

The following table shows summary cash flows for the six months ended April 30, 2025 and April 30, 2024:

	Six Months Ended April 30,
($ in millions)	2025	2024
Net cash provided by (used in) operating activities	$103.9	$(29.6)
Net cash (used in) provided by investing activities	(15.9)	301.9
Net cash used in financing activities	(83.8)	(255.4)
Net increase in cash and cash equivalents	$4.2	$16.9

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2025 was $103.9 million and was primarily related to cash related net income generated during the period, the timing of accounts payable payments, lower inventory purchases and higher receipts of customer advances, partially offset by the timing of accounts receivable collections. Net cash used in operating activities for the six months ended April 30, 2024 was $29.6 million and was primarily related to the income tax payments associated with the sale of Collins, timing of accounts payable payments and lower receipts of customer advances.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended April 30, 2025 was $15.9 million and was related to cash paid for capital expenditures. Net cash provided by investing activities for the six months ended April 30, 2024 was $301.9 million and was related to the cash received in connection with the sale of Collins, partially offset by cash paid for capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2025 was $83.8 million, which primarily consisted of repurchases of stock of $107.6 million and dividends paid of $7.0 million, partially offset by net proceeds from the revolving credit facility of $45.0 million. Net cash used in financing activities for the six months ended April 30, 2024 was $255.4 million, which primarily consisted of share repurchases of $126.1 million and dividends paid of $185.5 million, partially offset by net proceeds from the revolving credit facility of $70.0 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.06 per share on our common stock. During the second quarter of fiscal year 2025, we paid cash dividends of $3.1 million.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. The dividend payment is at the discretion of our Board of Directors, and we may not pay dividends according to our policy, or at all. We cannot assure that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Share Repurchases

During the three and six months ended April 30, 2025 the Company repurchased and retired 2,877,814 and 3,456,979 shares under the 2024 Share Repurchase Program at a cost of $88.4 million and $107.6 million and at an average price of approximately $30.70 and $31.10 per share, excluding commissions, fees and excise taxes, respectively.

ABL Facility

On February 20, 2025, the Company entered into a third amendment to its then existing ABL agreement (the “2021 ABL Agreement” or the “2021 ABL Facility”), hereafter referred to as the “Amended 2021 ABL Agreement” or the “Amended 2021 ABL Facility”. The Amended 2021 ABL Facility provides for revolving loans and letters of credit in an aggregate amount of up to $450.0 million. The total credit facility is subject to a $45.0 million sublimit for swing line loans and a $35.0 million sublimit for letters of credit (plus up to an additional $20.0 million of letters of credit at issuing bank’s discretion), along with certain borrowing base and other customary restrictions as defined in the Amended 2021 ABL Agreement. The Amended 2021 ABL Agreement allows for incremental facilities in an aggregate amount of up to $100.0 million, plus the excess, if any, of the borrowing base then in effect over total commitments then in effect. Any such incremental facilities are subject to receiving additional commitments from lenders and certain other customary conditions. Subject to certain conditions and limitations set forth in the Amended 2021 ABL Agreement, the Company is also permitted to enter into an additional secured term loan credit facility with financial institutions acceptable to the administrative agent. The debt issuance costs capitalized in connection with the Amended 2021 ABL Facility less accumulated amortization are included in Other long-term assets in the Company’s Condensed Unaudited Consolidated Balance Sheets. The debt issuance costs are amortized over the life of the debt on a straight-line basis. The Amended 2021 ABL Facility matures on February 20, 2030. The Company may prepay principal, in whole or in part, at any time without penalty.

The Company would become subject to compliance with a 1.0 to 1.0 minimum fixed charge coverage ratio financial covenant under the Amended 2021 ABL Agreement if the Company’s borrowing base availability falls below the greater of $35.0 million or 12.5% of the borrowing base. As of April 30, 2025, the Company’s outstanding debt under the Amended 2021 ABL Facility was $130.0 million, and the Company’s availability under the Amended 2021 ABL Facility was $263.2 million. Refer to Note 9, Long-Term Debt, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2025	2024	2025	2024
Net income	$19.0	$15.2	$37.2	$197.9
Depreciation and amortization	6.1	6.5	12.1	13.0
Interest expense, net	6.4	6.5	12.4	13.4
(Benefit) provision for income taxes	(5.7)	2.7	(1.9)	64.1
EBITDA	25.8	30.9	59.8	288.4
Transaction expenses (a)	—	1.4	—	6.4
Sponsor expense reimbursement (b)	—	—	—	0.2
Restructuring (c)	—	3.7	—	4.5
Restructuring related charges (d)	—	—	—	6.1
Impairment charges (e)	—	—	—	12.6
Stock-based compensation expense (f)	3.1	3.0	5.9	5.9
Legal matters (g)	—	—	—	2.9
Gain on sale of business (h)	—	(1.5)	—	(259.0)
Loss on assets held for sale (i)	30.0	—	30.0	—
Adjusted EBITDA	$58.9	$37.5	$95.7	$68.0

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
($ in millions)	2025	2024	2025	2024
Net income	$19.0	$15.2	$37.2	$197.9
Amortization of intangible assets	0.6	0.6	1.2	1.2
Transaction expenses (a)	—	1.4	—	6.4
Sponsor expense reimbursement (b)	—	—	—	0.2
Restructuring (c)	—	3.7	—	4.5
Restructuring related charges (d)	—	—	—	6.1
Impairment charges (e)	—	—	—	12.6
Stock-based compensation expense (f)	3.1	3.0	5.9	5.9
Legal matters (g)	—	—	—	2.9
Gain on sale of business (h)	—	(1.5)	—	(259.0)
Loss on assets held for sale (i)	30.0	—	30.0	—
Income tax effect of adjustments (j)	(17.3)	(1.5)	(18.0)	56.9
Adjusted Net Income	$35.4	$20.9	$56.3	$35.6

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for the three months ended April 30, 2024 include costs incurred in connection with the Offerings. Transaction expenses for the six months ended April 30, 2024 include costs incurred in connection with the Offerings and expenses that were incurred in connection with the sale of Collins, which consist primarily of success bonuses and legal and accounting expenses.
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
(i)
Reflects the loss on held for sale related to the pursuit of a sale of certain businesses within the Recreation Vehicles segment.
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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2025.

During the quarter ended April 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table sets forth information with respect to purchases of common stock made by the Company during the second quarter of fiscal year 2025 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased for the period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
February 1 - February 28, 2025	424,890	$32.55	1,004,055	$217.0
March 1 - March 31, 2025	1,292,270	$30.78	2,296,325	$177.2
April 1 - April 30, 2025	1,160,654	$29.94	3,456,979	$142.4
Total	2,877,814

(1) On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program replaced the 2023 Repurchase Program. The 2024 Share Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and it can be suspended or discontinued at any time without notice.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the second quarter of fiscal year 2025, the Company paid cash dividends of $3.1 million. Our ability to pay dividends is dependent on our Amended 2021 ABL Facility and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 5. Other Information

Change in Control Severance Agreements

On May 28, 2025, the Compensation Committee of the Company’s Board of Directors approved the Company’s entry into new change in control severance agreements (the “Agreements”) with each of the Company’s named executive officers (the “Eligible Officers”), and such Eligible Officers entered into their individual agreements on June 3, 2025. The Agreements replace and supersede change in control severance agreements which the Eligible Officers previously had entered into with the Company.

Under the Agreements, in the event of an Eligible Officer’s termination of employment by the Company for “cause”, by the Eligible Officer without “good reason” or due to death or “disability” following a “change in control” of the Company (as such terms are defined in the Agreements), the Eligible Officer will be entitled to receive accrued benefits, including any earned but unpaid compensation and vested benefits under applicable benefit plans (the “Accrued Benefits”).

Under the Agreements, in the event of the Eligible Officer’s “qualifying termination” (as such term is defined in the Agreements) within two years following a change in control of the Company, or if the Eligible Officer’s employment is terminated by the Company other than due to death, “disability” or “cause” prior to a change in control of the Company but following the Board of Director’s authorization of discussions that ultimately result in a change in control of the Company, the Eligible Officer will be entitled to receive the Accrued Benefits, as well as the following, subject to the Eligible Officer’s execution and non-revocation of a release:

•
An amount, in a lump sum, equal to the applicable multiplier set forth in the Agreements, which is determined by the Eligible Officer’s level, multiplied by the sum of (i) the Eligible Officer’s annual base salary and (ii) the Eligible Officer’s target annual cash incentive, determined based on the greater of (x) the Eligible Officer’s target annual incentive for the year of termination or (y) such target incentive for the year in which the change in control occurred (the “Qualifying Termination Payment”);
•
Full vesting of any unvested equity awards, with performance-based awards first converting into time-based RSUs based on the greater of target or forecasted performance;
•
A pro-rated annual cash incentive for the year of termination, based on the greater of target or most recent forecasted performance;
•
Continuation of benefits for 18 months; and
•
Outplacement services provided for up to 12 months following termination, with costs not to exceed $30,000.

The payment of any severance under the Agreements is subject to the Eligible Officer’s continued compliance with applicable restrictive covenants, including non-competition, non-solicitation and confidentiality obligations. The duration of these covenants is determined based on the Eligible Officer’s level.

The foregoing description of the Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreements, a copy of which has been included as Exhibits 10.3, 10.4 and 10.5.

Item 6. Exhibits.

Exhibit Number	Description
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

10.2+

Form of Performance Stock Unit Award Agreement under REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 5, 2025).

10.3*+	Change in Control Severance Agreement dated as of June 3, 2025, by and between Registrant and Mark Skonieczny
10.4*+	Change in Control Severance Agreement dated as of June 3, 2025, by and between Registrant and Amy Campbell
10.5*+	Change in Control Severance Agreement dated as of June 3, 2025, by and between Registrant and Stephen Zamansky
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV GROUP, INC.

Date: June 4, 2025	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2025	By:	/s/ Amy A. Campbell
Amy A. Campbell
Chief Financial Officer (Principal Financial Officer)

Date: June 4, 2025	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)