Form 10-Q
period 2025-07-31
REV Group, Inc.
filed 2025-09-03
CIK 1687221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of August 27, 2025, the registrant had 48,798,333 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(Dollars in millions, except share amounts)

		(Audited)
	July 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36.0	$24.6
Accounts receivable, net	196.1	152.3
Inventories, net	549.3	602.8
Other current assets	34.0	26.8
Total current assets	815.4	806.5
Property, plant and equipment, net	139.6	130.2
Goodwill	137.7	137.7
Intangible assets, net	86.0	95.4
Right of use assets	22.6	32.1
Deferred income taxes	8.2	5.4
Other long-term assets	9.5	5.7
Total assets	$1,219.0	$1,213.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$216.0	$188.8
Short-term customer advances	155.1	158.0
Accrued compensation	33.8	33.7
Short-term accrued warranty	21.8	20.0
Short-term lease obligations	5.6	7.3
Other current liabilities	67.8	61.5
Total current liabilities	500.1	469.3
Long-term debt	90.0	85.0
Long-term customer advances	182.7	160.1
Long-term lease obligations	17.8	25.7
Other long-term liabilities	41.1	37.8
Total liabilities	831.7	777.9
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 48,798,333 and 52,131,600 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	212.5	316.5
Retained earnings	174.6	118.3
Accumulated other comprehensive income	0.1	0.2
Total shareholders' equity	387.3	435.1
Total liabilities and shareholders' equity	$1,219.0	$1,213.0

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Net sales	$644.9	$579.4	$1,799.1	$1,782.3
Cost of sales	543.2	501.1	1,531.9	1,563.8
Gross profit	101.7	78.3	267.2	218.5
Operating expenses:
Selling, general and administrative	44.7	43.1	132.5	149.8
Restructuring	—	4.7	—	9.2
Impairment charges	—	1.9	—	14.5
Total operating expenses	44.7	49.7	132.5	173.5
Operating income	57.0	28.6	134.7	45.0
Interest expense, net	6.4	7.6	18.8	21.0
Loss (Gain) on sale of business	9.6	(1.4)	39.6	(260.4)
Income before provision for income taxes	41.0	22.4	76.3	284.4
Provision for income taxes	11.9	4.4	10.0	68.5
Net income	$29.1	$18.0	$66.3	$215.9

Other comprehensive income (loss), net of tax	0.1	—	(0.1)	(0.2)
Comprehensive income	$29.2	$18.0	$66.2	$215.7

Net income per common share:
Basic	$0.60	$0.35	$1.32	$3.96
Diluted	0.59	0.35	1.31	3.91
Dividends declared per common share	0.06	0.05	0.18	3.15

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$66.3	$215.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18.1	19.4
Stock-based compensation expense	9.1	7.8
Deferred income taxes	(15.9)	0.6
Impairment charges	—	14.5
Loss (Gain) on sale of business	39.6	(260.4)
Other non-cash adjustments	(1.5)	(0.2)
Changes in operating assets and liabilities, net	48.5	(12.8)
Net cash provided by (used in) operating activities	164.2	(15.2)
Cash flows from investing activities:
Purchase of property, plant and equipment	(27.9)	(22.3)
Proceeds from sale of business	—	319.6
Other investing activities	2.2	4.5
Net cash (used in) provided by investing activities	(25.7)	301.8
Cash flows from financing activities:
Net proceeds from borrowings on revolving credit facility	5.0	65.0
Payment of dividends	(10.0)	(188.6)
Repurchase and retirement of common stock	(107.6)	(126.1)
Other financing activities	(14.5)	(7.7)
Net cash used in financing activities	(127.1)	(257.4)
Net increase in cash and cash equivalents	11.4	29.2
Cash and cash equivalents, beginning of period	24.6	21.3
Cash and cash equivalents, end of period	$36.0	$50.5

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13.4	$17.8
Income taxes, net of refunds	$31.5	$69.6

See Notes to Condensed Unaudited Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except share amounts)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income	Equity
Balance, October 31, 2024	$0.1	52,131,600	Sh.	$316.5	$118.3	$0.2	$435.1
Net income					18.2		18.2
Stock-based compensation expense				2.6			2.6
Vesting of restricted stock units, net of employee tax withholdings	—	172,974	Sh.	(2.2)			(2.2)
Employee tax withholdings on vesting of restricted stock awards	—	(67,609	Sh.)	(2.1)			(2.1)
Other comprehensive income, net of tax						0.4	0.4
Repurchase and retirement of common stock, including fees and excise taxes	—	(579,165	Sh.)	(19.3)			(19.3)
Dividends declared on common stock					(3.9)		(3.9)
Balance, January 31, 2025	$0.1	51,657,800	Sh.	$295.5	$132.6	$0.6	$428.8
Net income					19.0		19.0
Stock-based compensation expense				3.2			3.2
Vesting of restricted stock units, net of employee tax withholdings	—	17,365	Sh.	(0.2)			(0.2)
Other comprehensive loss, net of tax						(0.6)	(0.6)
Repurchase and retirement of common stock, including fees and excise taxes	—	(2,877,814	Sh.)	(89.3)			(89.3)
Dividends declared on common stock					(3.1)		(3.1)
Balance, April 30, 2025	$0.1	48,797,351	Sh.	$209.2	$148.5	$—	$357.8
Net Income					29.1		29.1
Stock-based compensation expense				3.3			3.3
Vesting of restricted stock units, net of employee tax withholdings	—	982	Sh.	—			—
Other comprehensive income, net of tax						0.1	0.1
Dividends declared on common stock					(3.0)		(3.0)
Balance, July 31, 2025	$0.1	48,798,333	Sh.	$212.5	$174.6	$0.1	$387.3
	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					182.7		182.7
Stock-based compensation expense				2.9			2.9
Vesting of restricted and performance stock units, net of employee tax withholdings	—	255,651	Sh.	(2.0)			(2.0)
Other comprehensive loss, net of tax						(0.2)	(0.2)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards	—	14,233	Sh.	(2.9)			(2.9)
Dividends declared on common stock					(182.4)		(182.4)
Balance, January 31, 2024	$0.1	59,775,713	Sh.	$443.0	$53.0	$—	$496.1
Net income					15.2		15.2
Stock-based compensation expense				3.0			3.0
Vesting of restricted and performance stock units, net of employee tax withholdings	—	115,232	Sh.	(1.8)			(1.8)
Issuances of restricted stock awards	—	23,532	Sh.	—			—
Repurchase and retirement of common stock, including fees and excise taxes	—	(8,000,000	Sh.)	(129.7)			(129.7)
Dividends declared on common stock					(3.1)		(3.1)
Balance, April 30, 2024	$0.1	51,914,477	Sh.	$314.5	$65.1	$—	$379.7
Net Income					18.0		18.0
Stock-based compensation expense				1.9			1.9
Vesting of performance stock units, net of employee tax withholdings	—	84,074	Sh.	(1.9)			(1.9)
Dividends declared on common stock					(3.1)		(3.1)
Balance, July 31, 2024	$0.1	51,998,551	Sh.	$314.5	$80.0	$—	$394.6

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

Related Party Transactions: During the nine months ended July 31, 2024, the Company incurred expenses associated with its former Sponsor in connection with the Offerings and the related share repurchase. Refer to Note 15, Shareholders’ Equity, for additional information related to the Offerings and the related repurchase.

Reclassifications: A reclassification has been made to the prior period financial statements to conform with the fiscal year 2025 presentation and improve comparability between periods. This reclassification had no effect on the reported results of operations.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty and recreational vehicles through its direct sales force and dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is primarily recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in Cost of sales in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income when incurred or when the related product revenue is recognized, whichever is earlier. Periodically, certain customers may request bill and hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory and is ready for physical transfer to the customer, and (iv) the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Condensed Unaudited Consolidated Balance Sheets. The Company reduces the customer advance balances when the Company transfers control of the promised good or service. During the three months ended July 31, 2025, and July 31, 2024, the Company recognized $35.4 million and $31.3 million, respectively, of revenue that was included in the customer advance balances of $318.1 million and $357.4 million as of October 31, 2024 and October 31, 2023, respectively. During the nine months ended July 31, 2025, and July 31, 2024, the Company recognized $105.6 million and $124.3 million, respectively, of revenue that was included in the customer advance balances of $318.1 million and $357.4 million as of October 31, 2024 and October 31, 2023, respectively. The Company’s payment terms do not include a significant financing component outside of the Specialty Vehicles segment. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. The Company incurred interest charges on customer advances during the three months ended July 31, 2025 and July 31, 2024 of $3.8 million and $2.6 million, respectively. The Company incurred interest charges on customer advances during the nine months ended July 31, 2025 and July 31, 2024 of $9.6 million and $7.2 million, respectively. The interest charges were recorded in Interest expense in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of July 31, 2025, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,319.0 million, of which $1,352.1 million is expected to be satisfied and recognized in revenue in the next twelve months and $1,966.9 million is expected to be satisfied and recognized in revenue thereafter.

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

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Condensed Unaudited Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program as of July 31, 2025 and October 31, 2024 was $10.1 million and $9.1 million, respectively.

Note 4. Inventories

Inventories consisted of the following:

	July 31, 2025	October 31, 2024
Chassis	$99.7	$118.0
Raw materials & parts	177.7	193.3
Work in process	262.2	243.2
Finished products	28.5	57.4
	568.1	611.9
Less: reserves	(18.8)	(9.1)
Total inventories, net	$549.3	$602.8

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2025	October 31, 2024
Land & land improvements	$15.8	$15.7
Buildings & improvements	100.3	99.5
Machinery & equipment	103.3	96.9
Computer hardware & software	67.3	64.6
Office furniture & fixtures	6.0	6.2
Construction in process	12.9	7.7
	305.6	290.6
Less: accumulated depreciation	(166.0)	(160.4)
Total property, plant and equipment, net	$139.6	$130.2

Depreciation expense was $5.8 million and $5.9 million for the three months ended July 31, 2025 and July 31, 2024, respectively, and $16.7 million and $17.7 million for the nine months ended July 31, 2025 and July 31, 2024, respectively. In connection with the discontinuation of manufacturing operations at the Company's ElDorado National (California) (“ENC”) facility, the Company recorded impairment charges of property, plant, and equipment of $4.4 million for the nine months ended July 31, 2024. The fair value used in this impairment assessment was based on Level 3 inputs as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Refer to Note 8, Restructuring and Other Related Charges, for further details.

Note 6. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	July 31, 2025	October 31, 2024
Specialty Vehicles	$95.2	$95.2
Recreational Vehicles	42.5	42.5
Total goodwill	$137.7	$137.7

The change in the net carrying value of goodwill consisted of the following:

	Nine Months Ended July 31,
	2025	2024
Balance at beginning of period	$137.7	$157.3
Divestiture (Note 7)	—	(19.6)
Balance at end of period	$137.7	$137.7

Intangible assets (excluding goodwill) consisted of the following:

	July 31, 2025
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$23.0	$(18.5)	$4.5
Indefinite-lived trade names	81.5	—	81.5
Total intangible assets, net	$104.5	$(18.5)	$86.0

	October 31, 2024
	Gross	Accumulated Amortization	Net
Finite-lived Customer Relationships	$23.3	$(17.3)	$6.0
Indefinite-lived trade names	89.4	—	89.4
Total intangible assets, net	$112.7	$(17.3)	$95.4

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	Nine Months Ended July 31,
	2025	2024
Balance at beginning of period	$89.4	$107.4
Impairment charges	—	(9.1)
Divestiture (Note 7)	(7.9)	(8.9)
Balance at end of period	$81.5	$89.4

Amortization expense was $0.4 million and $0.5 million for the three months ended July 31, 2025 and July 31, 2024, respectively, and $1.4 million and $1.7 million for the nine months ended July 31, 2025 and July 31, 2024, respectively. Estimated future amortization expense of finite-lived intangible assets for the remainder of fiscal year 2025 and each of the five fiscal years succeeding October 31, 2025 is as follows: 2025 (remaining three months) - $0.3 million; 2026 - $1.2 million; 2027 - $1.2 million; 2028 - $1.2 million; 2029 - $0.6 million, at which point all finite-lived intangible assets will be fully amortized. As of July 31, 2025, fully amortized intangible assets and the related accumulated amortization were written off.

In connection with the discontinuation of manufacturing operations at the Company's ENC facility, the Company recorded an impairment charge of an indefinite-lived trade name of $7.2 million during the nine months ended July 31, 2024. Additionally, during the three months ended July 31, 2024, the Company recorded a $1.9 million impairment charge of an indefinite-lived trade name included within the Recreational Vehicles segment, which was due to lower than expected operating results at a specific business unit. These impairments were based on Level 3 inputs, as defined by ASC 820, Fair Value Measurements. Refer to Note 8, Restructuring and Other Related Charges, for further details related to this discontinuation.

Note 7. Divestiture Activities

On January 26, 2024, the Company entered into a Stock Purchase Agreement (the “Collins Stock Purchase Agreement”) by and among the Company, Collins Industries, Inc., (“Collins Industries”) an indirect wholly-owned subsidiary of the Company, Collins Bus Corporation, a wholly-owned subsidiary of Collins Industries (“Collins”), Forest River, Inc. and Forest River Bus, LLC (the “Buyer”), pursuant to which Collins Industries agreed to sell all of the issued and outstanding shares of capital stock of Collins to the Buyer. The sale was aimed at optimizing the Company's portfolio of products and to create a more focused operating structure aligned with markets where the Company has a strong presence of industry leading brands. The transactions under the Collins Stock Purchase Agreement closed on January 26, 2024.

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

On April 30, 2024, in connection with a strategic review of the product portfolio, the Company entered into an agreement to sell certain assets of the Fire Regional Technical Center (“Fire RTC”) business. In connection with the sale, the Company recorded a gain of $1.5 million, which is included in the Company’s Condensed Unaudited Consolidated Statement of Income and Comprehensive Income for the nine months ended July 31, 2024. The remaining assets and liabilities of the Fire RTC business are included within the Specialty Vehicles segment.

On June 26, 2025, in connection with a strategic decision to exit its non-motorized recreational vehicle manufacturing business, the Company entered into a Stock Purchase agreement (the “Lance Stock Purchase Agreement”) by and among REV Recreation Group Funding, Inc. (“RRG Funding”), Lance Camper Mfg. Corp. (“Lance”), Avery Transport Inc. (“Avery”), and Vision Kore, Inc. and certain of its affiliates, pursuant to which RRG Funding agreed to sell all of the issued and outstanding shares of capital stock of Lance and Avery to Vision Kore, Inc. The transactions under the Lance Stock Purchase Agreement closed on June 26, 2025. In connection with the completion of the sale of Lance and Avery, the Company recorded a non-cash loss of $9.6 million and $39.6 million for the three and nine months ended July 31, 2025, respectively, both of which are included in the Condensed Unaudited Consolidated Statements of Income and Comprehensive Income. The loss recognized in the three month period ended July 31, 2025 reflects the incremental loss compared to the amount recognized as of the end of the previous quarter, when these businesses were classified as held for sale. Lance and Avery were previously reported as part of the Recreational Vehicles segment.

Note 8. Restructuring and Other Related Charges

On January 29, 2024, the Company announced that it would discontinue manufacturing operations at the Company’s ENC facility in Riverside, California. Management believed the discontinuation of manufacturing at ENC created a more focused portfolio that provides opportunities for growth, consistent cash generation and improved margin performance.

The Company incurred certain restructuring and other related charges in connection with the decision to discontinue manufacturing at the ENC facility. For the three and nine months ended July 31, 2024, the Company recorded restructuring charges of $4.7 million and $9.2 million, respectively, primarily related to severance and retention costs. For the three months ended July 31, 2024 the Company incurred restructuring related charges from this activity of $1.7 million consisting of inventory charges. For the nine months ended July 31, 2024 the Company incurred restructuring related charges from this activity consisting of $11.6 million of impairment charges related to intangible assets and property, plant, and equipment, $7.5 million of inventory charges, and $0.3 million of other costs.

This restructuring activity is complete and there is no remaining restructuring liability as of July 31, 2025. ENC was previously reported as part of the Specialty Vehicles Segment.

Note 9. Long-Term Debt

The Company was obligated under the following debt instrument:

	July 31, 2025	October 31, 2024
ABL facility	$90.0	$85.0

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

The following table summarizes the gross borrowing and gross payments of long-term debt:

	Nine Months Ended July 31,
	2025	2024
Gross borrowings	$675.0	$815.0
Gross payments	670.0	750.0
Total net borrowings	$5.0	$65.0

All revolving loans under the Amended 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.1% for all interest periods. As of July 31, 2025, the interest rate margins are 0.75% for all base rate loans and 1.75% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the calculation of average quarterly availability in relation to the total revolving loan commitment. Interest is payable quarterly for the swing line loan and all base rate loans, and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the Amended 2021 ABL Facility was 6.2% as of July 31, 2025. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.8% as of October 31, 2024.

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

The Company would become subject to compliance with a 1.0 to 1.0 minimum fixed charge coverage ratio financial covenant under the Amended 2021 ABL Agreement if the Company’s borrowing base availability falls below the greater of $35.0 million or 12.5% of the borrowing base. As of July 31, 2025, the Company’s availability under the Amended 2021 ABL Facility was $247.2 million. As of October 31, 2024, the Company’s availability under the 2021 ABL Facility was $349.6 million.

The fair value of the Amended 2021 ABL Facility approximated the book value on July 31, 2025 and the fair value of the 2021 ABL Facility approximated the book value on October 31, 2024.

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

Changes in the Company’s warranty liability consisted of the following:

	Nine Months Ended July 31,
	2025	2024
Balance at beginning of period	$42.1	$39.1
Warranty provisions	34.2	30.3
Settlements made	(27.6)	(30.0)
Divestiture (Note 7)	(0.4)	(1.1)
Balance at end of period	$48.3	$38.3

Accrued warranty is classified in the Company’s Condensed Unaudited Consolidated Balance Sheets as follows:

	July 31, 2025	October 31, 2024
Current liabilities	$21.8	$20.0
Other long-term liabilities	26.5	22.1
Total warranty liability	$48.3	$42.1

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Basic weighted-average common shares outstanding	48,500,870	51,514,327	50,067,103	54,571,246
Dilutive restricted stock awards	219,580	236,614	221,601	233,134
Dilutive restricted stock units	443,088	385,557	389,845	359,497
Diluted weighted-average common shares outstanding	49,163,538	52,136,498	50,678,549	55,163,877

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Anti-dilutive shares	—	—	1,000	6,416

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax expense of $11.9 million for the three months ended July 31, 2025, or 29.0% of pre-tax income, compared to $4.4 million of expense, or 19.6% of pre-tax income, for the three months ended July 31, 2024. Income tax expense for the three months ended July 31, 2025 was unfavorably impacted by $1.5 million of discrete tax expense related to a valuation allowance on the tax benefit associated with the sale of Lance and Avery. Income tax expense for the three months ended July 31, 2024 was favorably impacted by $0.9 million of net discrete tax benefit, primarily related to a federal provision-to-return adjustment.

The Company recorded income tax expense of $10.0 million for the nine months ended July 31, 2025, or 13.1% of pre-tax income, compared to $68.5 million of expense, or 24.1% of pre-tax income, for the nine months ended July 31, 2024. Income tax expense for the nine months ended July 31, 2025 was favorably impacted by $19.5 million of net discrete tax benefit, primarily related to the sale of Lance and Avery and stock-based compensation deductions. Income tax expense for the nine months ended July 31, 2024 was unfavorably impacted by $61.3 million of net discrete tax expense, primarily related to gain on sale of Collins.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA contains provisions to enhance and expand bonus depreciation, allow immediate expensing of domestic research costs, accelerate deductions of previously deferred domestic research costs, and modify the international tax framework. The Company will continue to evaluate the impact of OBBBA, but does not currently expect it will have a material impact on its fiscal year 2025 financial statements.

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

The Company’s liability for unrecognized tax benefits, including interest and penalties, was $4.3 million as of July 31, 2025 and $3.9 million as of October 31, 2024. The unrecognized tax benefits are presented in other long-term liabilities in the Company’s Condensed Unaudited Consolidated Balance Sheet as of July 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of July 31, 2025, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	July 31, 2025	October 31, 2024
Performance, bid and specialty bonds	$687.5	$675.5
Open standby letters of credit	15.0	14.2
Total	$702.5	$689.7

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s maximum contingent liability under such agreements was $24.2 million and $20.8 million as of July 31, 2025 and October 31, 2024, respectively.

From time to time, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $32.0 million and $38.1 million as of July 31, 2025 and October 31, 2024, respectively. Losses incurred related to these arrangements have not been significant.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $412.0 million and $380.6 million as of July 31, 2025, and October 31, 2024, respectively, which represents the total amount that would be owed to the lending institutions under such repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses on contracts outstanding as of July 31, 2025 and October 31, 2024 are immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $14.6 million and $21.7 million at July 31, 2025 and October 31, 2024, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $3.0 million and $4.0 million as of July 31, 2025 and October 31, 2024, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. The guarantee arrangements are on an individual contract basis with a term from the date it is financed by the lending institution through payment date by the customer, generally not exceeding five years. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved. The reserve for losses included in other liabilities on these guarantee arrangements as of July 31, 2025 and October 31, 2024 are immaterial.

Other Matters: During fiscal year 2023, the Company settled a collective group of claims brought by plaintiffs who were injured as passengers in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claims but deemed a settlement to be in its best interest based on the facts and circumstances of the claims. These claims, which totaled $13.7 million, were fully paid in fiscal year 2023. The Company is in the process of seeking reimbursement of the settlement payments from its insurers; however, it is uncertain whether the Company will be able to recover any amounts, and no loss recovery asset has been recorded as of July 31, 2025.

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

Recreational Vehicles: This segment includes REV Recreation Group, Renegade, Midwest and Goldshield Fiberglass, Inc., and their respective manufacturing facilities, service and parts divisions. REV Recreation Group primarily manufactures, markets and distributes Class A RVs in both gas and diesel models, and also distributes Class B and Class C RVs. Renegade primarily manufactures, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for REV Recreation Group’s Fleetwood family of brands.

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

Selected financial information of the Company’s segments is as follows:

	Three Months Ended July 31, 2025
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$483.3	$161.7	$(0.1)	$644.9
Depreciation and amortization	$4.2	$1.5	$0.5	$6.2
Capital expenditures	$9.7	$1.0	$0.9	$11.6
Total assets	$798.0	$343.3	$77.7	$1,219.0
Adjusted EBITDA	$64.6	$8.1	$(8.6)

	Three Months Ended July 31, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$432.1	$147.4	$(0.1)	$579.4
Depreciation and amortization	$4.1	$1.8	$0.5	$6.4
Capital expenditures	$3.7	$1.7	$0.5	$5.9
Total assets	$868.2	$388.7	$77.8	$1,334.7
Adjusted EBITDA	$44.3	$9.4	$(8.5)

	Nine Months Ended July 31, 2025
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$1,307.4	$492.0	$(0.3)	$1,799.1
Depreciation and amortization	$12.1	$4.5	$1.5	$18.1
Capital expenditures	$22.8	$2.7	$2.4	$27.9
Total assets	$798.0	$343.3	$77.7	$1,219.0
Adjusted EBITDA	$156.1	$28.2	$(24.5)

	Nine Months Ended July 31, 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net sales	$1,286.7	$496.5	$(0.9)	$1,782.3
Depreciation and amortization	$12.8	$5.0	$1.6	$19.4
Capital expenditures	$11.4	$8.2	$2.7	$22.3
Total assets	$868.2	$388.7	$77.8	$1,334.7
Adjusted EBITDA	$104.3	$33.1	$(24.2)

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

Provided below is a reconciliation of segment Adjusted EBITDA to Net income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Specialty Vehicles Adjusted EBITDA	$64.6	$44.3	$156.1	$104.3
Recreational Vehicles Adjusted EBITDA	8.1	9.4	28.2	33.1
Corporate and Other Adjusted EBITDA	(8.6)	(8.5)	(24.5)	(24.2)
Depreciation and amortization	(6.2)	(6.4)	(18.1)	(19.4)
Interest expense, net	(6.4)	(7.6)	(18.8)	(21.0)
Provision for income taxes	(11.9)	(4.4)	(10.0)	(68.5)
Transaction expenses	(0.5)	—	(0.5)	(6.4)
Sponsor expense reimbursement	—	—	—	(0.2)
Restructuring	—	(4.7)	—	(9.2)
Restructuring related charges	—	(1.7)	—	(7.8)
Impairment charges	—	(1.9)	—	(14.5)
Stock-based compensation expense	(3.3)	(1.9)	(9.4)	(7.8)
Legal matters	—	—	—	(2.9)
Net (loss) gain on sale of business and assets	(6.7)	1.4	(36.7)	260.4
Net income	$29.1	$18.0	$66.3	$215.9

Note 15. Shareholders' Equity

Share Repurchases: On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (“The 2023 Repurchase Program”). The 2023 Repurchase Program replaced the previous repurchase program. The 2023 Repurchase Program would have expired 24 months after the approval date and gave management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During the three months ended July 31, 2024, the Company did not repurchase any shares. During the nine months ended July 31, 2024, the Company repurchased and retired 8,000,000 shares under this repurchase program at a total cost of $126.1 million and at a price of approximately $15.76 per share, excluding commissions, fees and excise taxes.

On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program replaced the 2023 Repurchase Program. The 2024 Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and it can be suspended or discontinued at any time without notice. During the three months ended July 31, 2025, the Company did not repurchase or retire any shares. During the nine months ended July 31, 2025, the Company repurchased and retired 3,456,979 shares under the 2024 Share Repurchase Program at a cost of $107.6 million and at an average price of approximately $31.10 per share, excluding commissions, fees and excise taxes.

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

The Company did not sell any shares of common stock and did not receive any proceeds from the Offerings. The Company incurred approximately $1.4 million in offering costs during the nine months ended July 31, 2024, which were included within Selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statements of Income and Comprehensive Income.

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

Recreational Vehicles – Our Recreational Vehicles segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, and Midwest Automotive Designs. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Our products in the Recreational Vehicles segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), and Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions). The Recreational Vehicles segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, other RV manufacturers, and broader industrial markets.

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

The Company also sold Fire RTC in fiscal year 2024 and Lance and Avery in fiscal year 2025; however, these business dispositions did not have a material impact on year-over-year or quarter-over-quarter results.

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2025	2024	2025	2024
Net sales	$644.9	$579.4	$1,799.1	$1,782.3
Gross profit	101.7	78.3	267.2	218.5
Selling, general and administrative	44.7	43.1	132.5	149.8
Restructuring	—	4.7	—	9.2
Impairment charges	—	1.9	—	14.5
Loss (Gain) on sale of business	9.6	(1.4)	39.6	(260.4)
Provision for income taxes	11.9	4.4	10.0	68.5
Net income	29.1	18.0	66.3	215.9

Net income per common share:
Basic	$0.60	$0.35	$1.32	$3.96
Diluted	0.59	0.35	1.31	3.91
Dividends declared per common share	0.06	0.05	0.18	3.15

Adjusted EBITDA	$64.1	$45.2	$159.8	$113.2
Adjusted Net Income	38.6	24.8	94.9	60.4

Net Sales	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Net sales	$644.9	11.3%	$579.4	$1,799.1	0.9%	$1,782.3

Net Sales: Consolidated net sales increased $65.5 million for the three months ended July 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $109.7 million, or 20.5% compared to the prior year quarter. The increase in net sales, excluding the impact of the Bus Manufacturing Businesses, was due to higher net sales in the Specialty Vehicles and Recreational Vehicles segments. The increase within the Specialty Vehicles segment, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments and a favorable mix of fire apparatus and ambulance units and price realization. The increase within the Recreational Vehicles segment was primarily due to higher shipments of motorized units in certain categories and pricing actions, partially offset by increased dealer assistance on certain models.

Consolidated net sales increased $16.8 million for the nine months ended July 31, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $170.5 million, or 10.5%, for the nine months ended July 31, 2025 compared to the prior year period. The increase in net sales, excluding the impact of the Bus Manufacturing Businesses, was primarily due to higher net sales in the Specialty Vehicles segment, partially offset by lower net sales in the Recreational Vehicles segment. The increase within the Specialty Vehicles segment, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments of fire apparatus, a favorable mix of ambulance units, and price realization, partially offset by an unfavorable mix of fire apparatus. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments, partially offset by favorable product mix in certain categories and pricing actions.

Gross Profit	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Gross profit	$101.7	29.9%	$78.3	$267.2	22.3%	$218.5
% of net sales	15.8%		13.5%	14.9%		12.3%

Gross Profit: Consolidated gross profit increased $23.4 million for the three months ended July 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, gross profit increased $29.7 million, or 41.3% compared to the prior year quarter. The increase in gross profit, excluding the impact of the Bus Manufacturing Businesses, was primarily attributable to higher net sales and gross margin within the Specialty Vehicles segment.

Consolidated gross profit increased $48.7 million for the nine months ended July 31, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, gross profit increased $65.3 million, or 32.3%, for the nine months ended July 31, 2025 compared to the prior year period. The increase in gross profit was primarily attributable to higher net sales and gross margin in the Specialty Vehicles segment, partially offset by lower net sales and gross margin within the Recreational Vehicles segment.

Selling, General and Administrative	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Selling, general and administrative	$44.7	3.7%	$43.1	$132.5	-11.5%	$149.8

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs increased $1.6 million for the three months ended July 31, 2025 compared to the prior year quarter. The increase in SG&A costs for the three months ended July 31, 2025 was primarily due to higher incentive and share based compensation, partially offset by a decrease in SG&A attributable to the Bus Manufacturing Businesses.

Consolidated SG&A costs decreased $17.3 million for the nine months ended July 31, 2025 compared to the prior year period. The decrease in SG&A costs for the nine months ended July 31, 2025 was primarily due to the lower transaction expenses and a decrease in SG&A attributable to the Bus Manufacturing Businesses.

Restructuring	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Restructuring	$—	-100.0%	$4.7	$—	-100.0%	$9.2

Restructuring: Consolidated restructuring costs were $4.7 million and $9.2 million for the three and nine months ended July 31, 2024, respectively. These restructuring costs were due to costs associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Impairment Charges	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2025	Change	2024	2025	Change	2024
Impairment charges	$—	-100.0%	$1.9	$—	-100.0%	$14.5

Impairment Charges: Consolidated impairment charges were $1.9 million and $14.5 million for the three and nine months ended July 31, 2024. These impairment charges were primarily related to the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024.

Loss (Gain) on sale of business	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Loss (Gain) on sale of business	$9.6	N/M	$(1.4)	$39.6	N/M	$(260.4)

Loss (Gain) on Sale of Business: Consolidated loss on sale of business was $9.6 million for the three months ended July 31, 2025 and was due to the incremental loss recognized during the quarter related to the sale of Lance and Avery within the Recreational Vehicles segment, which were previously classified as held for sale. Consolidated gain on sale of business was $1.4 million for the three months ended July 31, 2024 and was due to the final working capital adjustment related to the sale of Collins.

Consolidated loss on sale of business was $39.6 million for the nine months ended July 31, 2025 and was due to the loss on the sale of Lance and Avery within the Recreational Vehicles segment. Consolidated gain on sale of business was $260.4 million for the nine months ended July 31, 2024, and the gain on sale of business was due to the sales of the Collins and Fire RTC businesses in the first and second quarters of fiscal year 2024, respectively.

Provision for income taxes	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Provision for income taxes	$11.9	170.5%	$4.4	$10.0	-85.4%	$68.5

Provision for Income Taxes: Consolidated income tax expense was $11.9 million for the three months ended July 31, 2025, or 29.0% of pre-tax income, compared to $4.4 million of expense, or 19.6% of pre-tax income, for the three months ended July 31, 2024. Income tax expense for the three months ended July 31, 2025 was unfavorably impacted by $1.5 million of discrete tax expense related to a valuation allowance on the tax benefit associated with the sale of Lance and Avery. Income tax expense for the three months ended July 31, 2024 was favorably impacted by $0.9 million of net discrete tax benefit, primarily related to a federal provision-to-return adjustment.

Consolidated income tax expense was $10.0 million for the nine months ended July 31, 2025, or 13.1% of pre-tax income, compared to $68.5 million of expense, or 24.1% of pre-tax income, for the nine months ended July 31, 2024. Income tax expense for the nine months ended July 31, 2025 was favorably impacted by $19.5 million of net discrete tax benefit, primarily related to the sale of Lance and Avery and stock-based compensation deductions. Income tax expense for the nine months ended July 31, 2024 was unfavorably impacted by $61.3 million of net discrete tax expense, primarily related to gain on sale of Collins.

Net income	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Net income	$29.1	61.7%	$18.0	$66.3	-69.3%	$215.9

Net income: Consolidated net income increased $11.1 million for the three months ended July 31, 2025 compared to the prior year quarter primarily due to the factors detailed above.

Consolidated net income decreased $149.6 million for the nine months ended July 31, 2025 compared to the prior year period primarily due to the factors detailed above.

Adjusted EBITDA	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Adjusted EBITDA	$64.1	41.8%	$45.2	$159.8	41.2%	$113.2

Consolidated Adjusted EBITDA increased $18.9 million for the three months ended July 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, consolidated Adjusted EBITDA increased $25.5 million, or 66.1% compared to the prior year quarter. The increase was primarily due to higher contribution from the Specialty Vehicles segment.

Consolidated Adjusted EBITDA increased $46.6 million for the nine months ended July 31, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, consolidated Adjusted EBITDA increased $64.6 million, or 67.9%, for the nine months ended July 31, 2025 compared to the prior year period. The increase was primarily due to higher contribution from the Specialty Vehicles segment, partially offset by lower results in the Recreational Vehicles segment.

Adjusted Net Income	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Adjusted Net Income	$38.6	55.6%	$24.8	$94.9	57.1%	$60.4

Consolidated Adjusted Net Income increased $13.8 million for the three months ended July 31, 2025 compared to the prior year quarter, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment.

Consolidated Adjusted Net Income increased $34.5 million for the nine months ended July 31, 2025 compared to the prior year period, primarily due to an increase in Adjusted Net Income in the Specialty Vehicles segment, partially offset by a decrease in Adjusted Net Income in the Recreational Vehicles segment.

Refer to the Adjusted EBITDA and Adjusted Net Income section of this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a reconciliation of Net income to Adjusted EBITDA and Adjusted Net Income.

Specialty Vehicles Segment

	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Net sales	$483.3	11.8%	$432.1	$1,307.4	1.6%	$1,286.7
Adjusted EBITDA	64.6	45.8%	44.3	156.1	49.7%	104.3
Adjusted EBITDA % of net sales	13.4%		10.3%	11.9%		8.1%

Specialty Vehicles segment net sales increased $51.2 million for the three months ended July 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $95.4 million, or 24.6% compared to the prior year quarter. The increase in net sales was primarily due to increased shipments and a favorable mix of fire apparatus and ambulance units and price realization.

Specialty Vehicles segment net sales increased $20.7 million for the nine months ended July 31, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $174.4 million, or 15.4%, for the nine months ended July 31, 2025 compared to the prior year period. The increase in net sales was primarily due to increased shipments of fire apparatus, a favorable mix of ambulance units, and price realization, partially offset by an unfavorable mix of fire apparatus.

Specialty Vehicles segment Adjusted EBITDA increased $20.3 million for the three months ended July 31, 2025 compared to the prior year quarter. Excluding the impact of the Bus Manufacturing Businesses, Adjusted EBITDA increased $26.9 million, or 71.4%. The increase was primarily due to increased shipments and a favorable mix of fire apparatus and ambulance units and price realization, partially offset by inflationary pressures.

Specialty Vehicles segment Adjusted EBITDA increased $51.8 million for the nine months ended July 31, 2025 compared to the prior year period. Excluding the impact of the Bus Manufacturing Businesses, Adjusted EBITDA increased $69.8 million, or 80.9%, for the nine months ended July 31, 2025 compared to the prior year period. The increase was primarily due to increased shipments of fire apparatus, a favorable mix of ambulance units, and price realization, partially offset by an unfavorable mix of fire apparatus and inflationary pressures.

Recreational Vehicles segment

	Three Months Ended July 31,			Nine Months Ended July 31,
($ in millions)	2025	Change	2024	2025	Change	2024
Net sales	$161.7	9.7%	$147.4	$492.0	-0.9%	$496.5
Adjusted EBITDA	8.1	-13.8%	9.4	28.2	-14.8%	33.1
Adjusted EBITDA % of net sales	5.0%		6.4%	5.7%		6.7%

Recreational Vehicles segment net sales increased $14.3 million for the three months ended July 31, 2025 compared to the prior year quarter. The increase in net sales compared to the prior year quarter was primarily due to higher shipments of motorized units in certain categories and pricing actions, partially offset by increased dealer assistance on certain models.

Recreational Vehicles segment net sales decreased $4.5 million for the nine months ended July 31, 2025 compared to the prior year period. The decrease was primarily due to lower unit shipments, partially offset by favorable product mix in certain categories and pricing actions.

Recreational Vehicles segment Adjusted EBITDA decreased $1.3 million for the three months ended July 31, 2025 compared to the prior year quarter. The decrease was primarily due to the impact of tariffs related to the import of luxury vans and increased dealer assistance on certain models, partially offset by higher shipments of motorized units, pricing actions, and cost reduction initiatives.

Recreational Vehicles segment Adjusted EBITDA decreased $4.9 million for the nine months ended July 31, 2025 compared to the prior year period. The decrease was primarily due to inflationary pressures, including tariff impacts, lower unit shipments, and increased dealer assistance on certain models, partially offset by pricing actions and cost reduction initiatives.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

($ in millions)	July 31, 2025	April 30, 2025	July 31, 2024
Specialty Vehicles	$4,275.5	$4,282.0	$4,114.4
Recreational Vehicles	224.3	267.9	240.3
Total Backlog	$4,499.8	$4,549.9	$4,354.7

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

As of July 31, 2025, our backlog was $4,499.8 million compared to $4,354.7 million as of July 31, 2024. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment. Specialty Vehicles segment backlog increased $161.1 million compared to the prior year quarter, primarily due to continued demand and order intake for fire apparatus and ambulance units and pricing actions, partially offset by increased production and shipments of fire apparatus and ambulance units. Recreational Vehicles segment backlog decreased $16.0 million compared to the prior year quarter, and was primarily the result of lower order intake in certain categories.

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

Cash Flow

The following table shows summary cash flows for the nine months ended July 31, 2025 and July 31, 2024:

	Nine Months Ended July 31,
($ in millions)	2025	2024
Net cash provided by (used in) operating activities	$164.2	$(15.2)
Net cash (used in) provided by investing activities	(25.7)	301.8
Net cash used in financing activities	(127.1)	(257.4)
Net increase in cash and cash equivalents	$11.4	$29.2

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2025 was $164.2 million and was primarily related to cash related to net income generated during the period, the timing of accounts payable payments, lower inventory and higher receipts of customer advances, partially offset by the timing of accounts receivable collections. Net cash used in operating activities for the nine months ended July 31, 2024 was $15.2 million and was primarily related to the income tax payments associated with the sale of Collins and lower receipts of customer advances, partially offset by higher collections of accounts receivable.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2025 was $25.7 million and was related to cash paid for capital expenditures. Net cash provided by investing activities for the nine months ended July 31, 2024 was $301.8 million and was primarily related to the cash received in connection with the sale of Collins and Fire RTC, partially offset by cash paid for capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2025 was $127.1 million, which primarily consisted of repurchases of stock of $107.6 million and dividends paid of $10.0 million. Net cash used in financing activities for the nine months ended July 31, 2024 was $257.4 million, which primarily consisted of share repurchases of $126.1 million and dividends paid of $188.6 million, partially offset by net proceeds from our 2021 ABL Facility of $65.0 million.

Dividends

Subject to legally available funds and the discretion of our board of directors, we expect to pay a quarterly cash dividend at the rate of $0.06 per share on our common stock. During the third quarter of fiscal year 2025, we paid cash dividends of $3.0 million.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. The dividend payment is at the discretion of our Board of Directors, and we may not pay dividends according to our policy, or at all. We cannot assure that we will declare dividends or have sufficient funds to pay dividends on our common stock in the future.

Share Repurchases

During the three months ended July 31, 2025, the Company did not repurchase or retire any shares under the 2024 Share Repurchase Program. During the nine months ended July 31, 2025 the Company repurchased and retired 3,456,979 shares under the 2024 Share Repurchase Program at a cost of $107.6 million and at an average price of approximately $31.10 per share, excluding commissions, fees and excise taxes.

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

The Company would become subject to compliance with a 1.0 to 1.0 minimum fixed charge coverage ratio financial covenant under the Amended 2021 ABL Agreement if the Company’s borrowing base availability falls below the greater of $35.0 million or 12.5% of the borrowing base. As of July 31, 2025, the Company’s outstanding debt under the Amended 2021 ABL Facility was $90.0 million, and the Company’s availability under the Amended 2021 ABL Facility was $247.2 million. Refer to Note 9, Long-Term Debt, of the Notes to the Condensed Unaudited Consolidated Financial Statements for further details.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2025	2024	2025	2024
Net income	$29.1	$18.0	$66.3	$215.9
Depreciation and amortization	6.2	6.4	18.1	19.4
Interest expense, net	6.4	7.6	18.8	21.0
Provision for income taxes	11.9	4.4	10.0	68.5
EBITDA	53.6	36.4	113.2	324.8
Transaction expenses (a)	0.5	—	0.5	6.4
Sponsor expense reimbursement (b)	—	—	—	0.2
Restructuring (c)	—	4.7	—	9.2
Restructuring related charges (d)	—	1.7	—	7.8
Impairment charges (e)	—	1.9	—	14.5
Stock-based compensation expense (f)	3.3	1.9	9.4	7.8
Legal matters (g)	—	—	—	2.9
Net loss (gain) on sale of business and assets (h)	6.7	(1.4)	36.7	(260.4)
Adjusted EBITDA	$64.1	$45.2	$159.8	$113.2

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
($ in millions)	2025	2024	2025	2024
Net income	$29.1	$18.0	$66.3	$215.9
Amortization of intangible assets	0.4	0.5	1.4	1.7
Transaction expenses (a)	0.5	—	0.5	6.4
Sponsor expense reimbursement (b)	—	—	—	0.2
Restructuring (c)	—	4.7	—	9.2
Restructuring related charges (d)	—	1.7	—	7.8
Impairment charges (e)	—	1.9	—	14.5
Stock-based compensation expense (f)	3.3	1.9	9.4	7.8
Legal matters (g)	—	—	—	2.9
Net loss (gain) on sale of business and assets (h)	6.7	(1.4)	36.7	(260.4)
Income tax effect of adjustments (i)	(1.4)	(2.5)	(19.4)	54.4
Adjusted Net Income	$38.6	$24.8	$94.9	$60.4

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for the three and nine months ended July 31, 2025 include expenses that were incurred in connection with the sale of Lance and Avery. Transaction expenses for the nine months ended July 31, 2024 include costs incurred in connection with the Offerings and expenses that were incurred in connection with the sale of Collins, which consist primarily of success bonuses and legal and accounting expenses.
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

(h)
Net loss on sale of business and assets for the three and nine months ended July 31, 2025 reflects the loss recognized in connection with the sale of Lance and Avery offset by a gain on the sale of certain assets within the Recreational Vehicles segment. Gain on sale of business for the three months ended July 31, 2024 reflects the final working capital adjustment related to the sale of Collins. Gain on sale of business for the nine months ended July 31, 2024 reflects the pre-tax gain recognized in connection with the sale of Collins and Fire RTC.
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

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2025.

During the quarter ended July 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

There were no purchases of common stock made by the Company during the third quarter of fiscal year 2025.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During the third quarter of fiscal year 2025, the Company paid cash dividends of $3.0 million. Our ability to pay dividends is dependent on our Amended 2021 ABL Facility and board of directors approval. See our Annual Report on Form 10-K on “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Item 6. Exhibits.

Exhibit Number	Description
10.1+

Change in Control Severance Agreement dated as of June 3, 2025, by and between Registrant and Mark Skonieczny (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 4, 2025).

10.2+

Change in Control Severance Agreement dated as of June 3, 2025, by and between Registrant and Amy Campbell (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 4, 2025).

10.3+

Change in Control Severance Agreement dated as of June 3, 2025, by and between Registrant and Stephen Zamansky (Incorporated by reference to Exhibit 10.5 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 4, 2025).

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

REV GROUP, INC.

Date: September 3, 2025	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2025	By:	/s/ Amy A. Campbell
Amy A. Campbell
Chief Financial Officer (Principal Financial Officer)

Date: September 3, 2025	By:	/s/ Joseph F. LaDue
Joseph F. LaDue
Chief Accounting Officer (Principal Accounting Officer)