Form 10-K
period 2025-10-31
REV Group, Inc.
filed 2025-12-10
CIK 1687221

rck

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1.6 billion based on the last reported sale price of such securities as of April 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s Common Stock outstanding as of December 3, 2025 was 48,806,145.

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
•
competition in our markets;
•
increases in the price of commodities, including as a result of tariffs;
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
•
the completion of the merger with Terex Corporation, a Delaware corporation (“Terex”) on the anticipated terms and timing;
•
our ability to integrate our business with Terex successfully and to achieve anticipated synergies;
•
potential litigation relating to the proposed merger that could be instituted against Terex, us, and our respective directors;
•
disruptions from the proposed merger that will harm our and Terex’s business, including current plans and operations;
•
potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger;
•
certain restrictions during the pendency of the merger that may impact our ability to pursue certain business opportunities or strategic transactions;
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

Item 1. Business.

The Company

REV Group companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services in the markets in which we operate. We serve a diversified customer base, primarily in the United States, through our Specialty Vehicles and Recreational Vehicles segments. We provide customized vehicle solutions for applications, including essential needs for public services (ambulances and fire apparatus), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (recreational vehicles). Our diverse portfolio is made up of well-established principal vehicle brands, including many of the most recognizable names within their industry.

The specialty vehicle market is a complex and attractive market characterized by: (i) numerous niche markets, (ii) highly customized vehicle configurations addressing unique customer applications and (iii) specialized customer bases and distribution channels (both dealer and direct). We believe the specialty vehicle market has historically been serviced by niche companies, which has created an opportunity for market leadership by efficient producers with the ability to scale resources. We believe that our focus on manufacturing best practices and operational improvements, supply chain management, and product innovation increases the value we are able to deliver to our customers and enables us to drive continued growth.

Our products are sold to municipalities, government agencies, private contractors, consumers, and industrial and commercial end users. We have a diverse customer base with our top 10 customers representing approximately 24% of our net sales in fiscal year 2025, with no single customer representing more than 5% of our net sales over the same period. We believe our diverse end markets are favorably exposed to multiple secular growth drivers such as: municipal spending, overall population growth, a growing aged population, and the replacement of existing in-service vehicles including legislated replacements.

Our business model utilizes our scale to drive profitable organic and acquisitive growth. We seek to drive organic growth by delivering high-quality products with customized attributes tailored to our customers’ product specifications, while simultaneously reducing costs and managing delivery lead times. We aim to achieve this by standardizing and optimizing certain processes across our segments via our proprietary REV Drive Business System and in areas including: procurement, engineering and product development and lean manufacturing. We believe our manufacturing and service network, consisting of 16 primary manufacturing facilities, three Regional Technical Centers (“RTCs”), and two aftermarket parts warehouses provides us with a competitive advantage through the sharing of best practices, manufacturing flexibility based on relative facility utilization levels, access to geographically diverse labor pools, lower delivery costs, economies of scale, customer service capabilities, and a complementary distribution system. Our business consists primarily of design, engineering, technology application, integration, and assembly activities, which require relatively low levels of maintenance capital expenditures.

We also drive organic growth through iterative product development and new product launches across our two segments. Product development is primarily designed to provide our customers with high-quality products that have varied and unique feature sets and product capabilities at attractive price points. In addition to product development, our businesses are continuously adapting and customizing our vehicles to meet individual customers’ needs and applications. In our Recreational Vehicles segment specifically, our new model design cycle follows similar timelines as the automotive industry, whereby new models and configurations are introduced or upgraded annually.

Our management team has significant experience in highly specialized industrial manufacturing and aftermarket parts and services businesses. We continue to focus on initiatives to accelerate growth and improve our profitability. These initiatives include: reviewing our product portfolio, improving brand management, developing new products, strengthening our distribution network, leveraging a centralized enterprise-wide procurement strategy, growing aftermarket products, improving production processes within our facilities, focusing on product management to reduce design complexity, driving down total cost of quality, implementing value-based pricing strategies and reducing fixed costs.

Our fiscal year is from November 1 to October 31, with fiscal quarters ending on the last day of January, April, July and October.

Proposed Merger

On October 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Terex Corporation, a Delaware Corporation (“Terex”), Tag Merger Sub 1 Inc., a Delaware corporation and a directly wholly owned subsidiary of Terex (“Merger Sub 1”), and Tag Merger Sub 2 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Terex (“Merger Sub 2”). The proposed merger (“Proposed Merger”) intends to form a leading specialty equipment manufacturer in emergency, waste, utilities, environmental and materials processing equipment with attractive end markets characterized by low cyclicality, resilient demand and long-term growth profiles.

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (i) Merger Sub 1 will be merged with and into REV (the “First Merger”), with REV continuing as the surviving corporation in the First Merger (the time the First Merger becomes effective, the “Effective Time”) and (ii) immediately following the First Merger, REV will be merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company in the Second Merger as a wholly owned subsidiary of Terex. At the Effective Time, each issued and outstanding share of the Company's common stock (other than certain excluded shares) will be converted into the right to receive (i) 0.9809 shares of common stock, par value $0.01 per share, of Terex, and (ii) $8.71 in cash (without interest), in each case subject to the terms and conditions of the Merger Agreement.

If the Proposed Merger is completed, our common stock will cease to be listed on the New York Stock Exchange and will be deregistered. The Proposed Merger is subject to shareholder approval, antitrust and regulatory approvals, and other customary closing conditions.

The preliminary Form S-4 related to the Proposed Merger with Terex was filed with the SEC on December 8, 2025.

Equity Sponsor Exit

Prior to the second quarter of fiscal year 2024, the Company’s largest equity holder was comprised of (i) American Industrial Partners Capital Fund IV, LP, (ii) American Industrial Partners Capital Fund IV (Parallel), LP and (iii) AIP/CHC Holdings, LLC, (collectively, “AIP” or “Sponsor”).

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

• Provides a platform from which tasks such as ventilation or overhaul can be executed

ARFF

• Transports firefighters to the scene of an airport emergency

• Highly specified (by the Federal Aviation Administration (“F.A.A.”)) fire engine designed for use at global airfields where F.A.A. regulated commercial planes land to assist with potential aircraft accidents

• Has the ability to move on rough terrain outside the runway and airport area and provides large water capacity and a foam tank

• Able to deliver a fire suppression chemical foam stream to the scene, which can “flatten” the fire faster

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

Cab & Chassis

• Custom manufacture of emergency response cabs and chassis which are sold to both related and third-party custom fire apparatus original equipment manufacturers ("OEMs") and tailored to customer specifications based on such factors as application, terrain, street configuration and nature of the community, state or country in which the fire truck will be utilized

• Built to keep crews comfortable and safe with high rooflines, flat floors, advanced climate control systems, and advanced safety systems

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

Our Recreational Vehicles segment serves the recreational vehicles (“RV”) market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV and Midwest Automotive Designs. We believe our brand portfolio contains some of the longest standing and most recognized brands in the RV industry. Our products in the Recreational Vehicles segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), and Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions). The Recreational Vehicles segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, other RV manufacturers, and broader industrial markets.

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

• Class C and Super-C motorized RVs make use of a cutaway van or commercial truck chassis as the driving portion of the RV, allowing better access to the cab portion from the outside, since there are entry doors on both sides

• The house (or camper) portion of the RV extends over the cab area which commonly has a sleeping compartment or other uses such as storage or entertainment

• A Class C motorized RV is equipped with a kitchen/dining area featuring a refrigerator/freezer, a propane range (sometimes with an oven), a microwave oven and a table with seating. It also has a lavatory with a bath/shower, one or more sleeping areas and additional seating towards the front. An air conditioner, water heater, furnace and outside canopy are also typically included

• Class C motorized RVs often feature a towing hitch enabling the pulling of light weight or heavy trailers for boats, a small car or truck or other sports accessories

Class B Motorized RVs

• Class B motorized RVs can range from 16 to 22 feet, and are typically built on an automotive van chassis or panel-truck shell

• Class B motorized RVs drive more like the family car, are easier to park and maneuver, but also offer the comforts and conveniences of a home on the road

• Typically equipped with a “wet” or “dry” bath configuration, which includes toilet, shower, and sink

• Fewer amenities than Class A and Class C units, the Class B will typically have seating for six to eight people, a small kitchenette complete with refrigerator and microwave, and comes equipped with flat screen TV/surround sound, roof mounted A.C., and a smaller generator

• Limited sleeping capacity, typically a two-person, overnight coach

• Class B includes motorized RVs and luxury vans which have a broad appeal due to their versatility and ease of driving. Motorized RVs are typically used for shorter overnight trips, older couples no longer wanting to drive a large coach, families involved in sports, and tailgating. Luxury vans are typically used for business purposes, university and professional sports team transportation, limousine services and even larger families in need of space for a primary driving vehicle

Our Markets

For fiscal year 2025, our net sales within North America represented approximately 99% of our overall net sales.

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

Terminal truck and sweeper products are primarily used to move freight in warehouses, intermodal yards, distribution and fulfillment centers and ports, and in road construction activities, respectively. Terminal truck demand is driven by replacement of in-service fleets and the increased use of intermodal freight services and warehouses. Sweeper demand is also driven by replacement of in-service fleets by contractors and rental companies as well as growth in infrastructure and construction spending.

Recreational Vehicles Markets

The RV industry includes various types and configurations of motorized RVs, of which we currently manufacture and sell Class A, Class B, Class C and Class Super-C motorized RVs. Motorized RVs are self-contained units built on motor vehicle chassis with their own lighting, plumbing, heating, cooking, refrigeration, sewage holding and water storage facilities. Class A RVs are generally constructed on purpose-built chassis for recreation travel complete with engine and drivetrain components. We then build the vehicle body, and design, fabricate and install the living area and driver’s compartment of these motorized RVs. Class B RVs are built on a consumer van chassis with the entire living area contained within the van frame. Class C RVs are built on cutaway van chassis which include an engine, drivetrain and a finished cab section. In Class Cs we design, fabricate, and install the living area to connect to the driver’s compartment and the cab section. Super Class C RVs are heavy duty Class C motorhomes built on a commercial truck chassis that can be used in conjunction with other outdoor or sporting activities because of a larger towing capacity.

RVs are a consumer leisure purchase and therefore factors that drive demand include: consumer wealth (including the value of primary housing residences and the stock market level), consumer confidence, cost and availability of financing, and levels of disposable income. We believe end customers tend to be brand-loyal and repeat buyers who make decisions based on brand, quality, product configuration (primarily floorplan design, features and product styling), service availability, experience and price. In any given year, the macro demand drivers of an aging population and popularity of travel will be impacted by the shorter-term cyclical demand swings for RVs that are caused by changes in consumer sentiment due to factors that include consumer wealth, confidence and the cost and availability of financing.

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

Our top 10 customers combined accounted for approximately 24% of our net sales for fiscal year 2025, with no customer representing more than 5% of our net sales in the same period. We and our predecessor and acquired companies have operated in our businesses for many years, and many of our brands have been trusted names in the marketplace for decades. As a result, we benefit from many long-term customer relationships.

In fiscal year 2025, our approximate direct or indirect net sales by end market was as follows: 51% government, including municipalities, such as fire departments, hospitals and the U.S. federal government, 23% consumer, 20% industrial/commercial, and 6% private contractor.

For fiscal years 2025 and 2024, approximately 99% of our net sales were to customers located in North America. At the international level, we sell through dealers and agents to end markets that utilize U.S.-style chassis and product configurations.

Growth in our end markets is driven by various macro-economic and demographic factors including:

•
Population demographics—Overall population growth and the aging population create greater needs for essential services such as emergency care, healthcare services, transportation and interest in retirement activities including travel and leisure.
•
Increasing state and local government investment—New housing starts and higher home values create an increasing tax base and greater demand for essential services provided by governmental agencies.
•
Replacement demand for emergency vehicles—Increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits.
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

Our Strengths

We believe we have the following competitive strengths:

A Leader Across Both of Our Segments with a Large Installed Base—We believe we are a leading producer in each of the specialty vehicle and recreational vehicle markets in which we operate.

We estimate that the replacement value of our installed base of approximately 135,000 vehicles across our segments is approximately $43.4 billion, which we believe is a significant competitive advantage for both replacement unit sales and aftermarket parts, as brand familiarity drives customer loyalty and fleet owners frequently seek to standardize their in-service fleets through repeat purchases of existing brands and product configurations. For example, one of the largest municipal fire departments in the United States has the vast majority of its fleet of ambulances standardized on REV branded product configuration and feature sets that satisfy this customer’s unique specifications and standards.

Broad Product Portfolio and Well-Recognized Brands—Our product portfolio is comprised of high-quality vehicles sold under well-established principal vehicle brands that in many instances pioneered their market segments. For example, we believe the first Type I ambulance was developed and sold by Horton. We believe our portfolio is comprised of complementary product offerings in adjacent markets and enables us to attract and retain top dealers who in many instances sell multiple REV brands in their territories. Our vehicle platforms are highly customizable and can meet nearly all product specifications demanded by our customers. In each of the markets that we serve, we believe our brands are among the most recognized in the industry, representing performance, quality, reliability, durability, technological leadership and superior customer service.

Centralized Sourcing—Many of our products contain similar purchased components, such as chassis, engines, lighting, wiring and other commodities which increases our leverage with, and relevance to, key suppliers. We utilize a centralized sourcing model that includes a dedicated team of procurement professionals to complement our segment sourcing teams so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our growing scale within our markets to achieve more competitive pricing and to help ensure availability.

Selling into Attractive, Growing End Markets—Each of our segments serves end markets that are supported by what we believe to be favorable, long-term demographic, economic and secular trends. We believe that the growing aged population in the United States will increase demand for our products, as older demographics are a key demand driver for products such as ambulances and RVs. In the Specialty Vehicles segment, specific to fire and ambulance products, increasing legislated changes requiring useful life replacement cycles will create a source of recurring demand for our products as in-service vehicles achieve mileage or age limits. We believe demand for our fire and ambulance products will continue with increasing state and local government spending. Though our net sales for all the specialty vehicles we manufacture are primarily derived from sales in North America, similar positive market dynamics exist in other parts of the world, providing an opportunity for future global growth in each of our segments. Only approximately 1% of our net sales in fiscal year 2025 were from sales to customers outside of North America.

Unique Scale and Business Model—The operational processes across our different products are based on common elements, such as chassis preparation and production, body fabrication, product assembly and painting which allow us to develop best practices across our manufacturing footprint and implement those processes to drive operational efficiency. Our platform also allows us to leverage the combined engineering resources and product development resources from our broad network to bring new products, features and customer specific customization to market. Our business model makes us more desirable to our distribution channel partners as we provide them with a full line of products to address our mutual customers’ needs across a wider variety of price and product feature elements which gives dealers the opportunity to sell to a larger customer base and grow their sales and earnings.

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

Experienced Consolidator with Proven Ability to Integrate Acquisitions—We have completed acquisitions across our Specialty Vehicles and Recreational Vehicles segments and continue to actively consider future potential acquisitions that complement and expand our current product portfolio. Our scale and plant network, strong heritage in the specialty vehicle industry, extensive distribution networks, and access to low cost capital position us favorably to continue to grow and enhance value through strategic acquisitions. The specialty vehicle market is highly fragmented with a large number of smaller producers within our existing markets as well as in new markets where we believe there would be synergies with REV. We believe all these attributes position REV as an acquirer of choice in the specialty vehicles market.

Our Growth Strategies

We plan to continue pursuing several strategies to grow our earnings, expand our market share and further diversify our revenue stream, including:

Drive Margin Expansion Through Controllable Operational Initiatives—We are focused on driving operational improvement initiatives across the organization to increase net income, cash flow, and Adjusted Net Income and Adjusted EBITDA (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) over the long term. We believe we have an enterprise-wide culture focused on continuous improvement, implementing measurable performance targets and sharing of best practices across the entire organization. We leverage our REV Drive Business System to standardize and optimize processes across our segments in procurement, engineering and product development, and lean manufacturing. We continuously strive to identify and act on additional profitability improvement initiatives in many of our business units.

Develop Innovative New Customer Offerings—Due to the specific customer requirements for our products, we are continually enhancing and customizing our product offerings by introducing new features to enhance customer utility across a variety of price points. We seek to expand our addressable market by developing innovative products and services that extend our market leading combination of features, performance, quality and price to new customer bases, new markets or new segments of existing markets. We believe our process of constant innovation will not only help us increase net sales but also achieve lower costs and generate higher margins as our new products are frequently designed to leverage existing procurement relationships and for ease of manufacturability.

Enhance Sales and Distribution Model—We believe that we are an attractive specialty vehicle OEM partner for dealers due to the breadth and quality of our product offerings, our brand recognition, our ability to produce products at varied price and feature points, as well as our aftermarket support capabilities. We intend to continue to leverage this strength to enhance our distribution network through selectively adding dealers in new territories, strengthening dealers in our existing network and expanding our direct sales and service capabilities in targeted markets. Our goal is to partner with the leading dealers in each market and to provide the necessary resources to ensure our partner dealers can best position REV products to compete successfully within their regions. We will also continue to optimize our go-to-market channel strategy (e.g., distribution or direct sale) based on the specific market dynamics and customer composition by region. We have historically focused on customers within the United States; however, we believe there is international demand for our products and may seek to expand our distribution globally.

Accelerate Aftermarket Growth—Our end users’ large in-service fleets create strong demand for aftermarket parts in order to keep vehicles running and to support their residual value. We have ecommerce capabilities to provide our customers with real time data on parts availability and pricing for each of the vehicles we manufacture.

Pursue Value Enhancing Acquisitions—We seek to pursue acquisitions which enhance our existing product offerings, facilitate our entry to new product categories and/or markets and achieve our targeted financial returns. Given our leadership, and strong heritage in the specialty vehicle industry and our existing facility, service and distribution network, we believe we have many inherent advantages in making acquisitions and have demonstrated the ability to identify, execute and integrate acquisitions while realizing synergies. We will seek acquisitions of companies with strong brands and complementary products and distribution networks that align well with our strategies and provide synergies with our existing business. In addition, we will target acquisitions which further diversify or broaden our product offerings and geographic reach and simultaneously produce attractive financial returns.

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

We believe our distribution network consists of many of the leading dealers within each segment. We believe our extensive dealer network has the ability to meet the needs of end customers with high to low value-added products, such as vehicles, equipment, components and parts and services, at a variety of price points and order sizes. As a result, most of our dealers have sold our products for over a decade and are serving a well-established installed base of end customers, earning strong positions due to customer loyalty. We also periodically assist our dealers in composing bid packages for larger opportunities that involve our product lines. We continue to grow and enhance our distribution network into underserved areas. In addition, we evaluate export opportunities from time to time in select international markets through our direct sales force and our established international dealerships and agents.

Specialty Vehicles Segment

Our fire apparatus business partners with a combination of independent dealer networks and a direct sales force to sell our products in the North American market. Additionally, we sell Spartan cab chassis to OEM manufacturers. We believe that our dealers hold a strong position in their assigned territories, providing us with a significant competitive advantage. Brands in the fire segment participate in the Government Services Agency (“GSA”) Schedules Program and Defense Logistics Agency (“DLA”) troop support.

We sell our ambulances through internal direct sales personnel as well as a select group of independent dealers in North America. Our direct sales force is responsible for sales to key accounts that operate in multiple states or require a direct OEM relationship to service their business. Independent dealers provide full coverage of the U.S. domestic market and provide both sales and service to our customers. We believe our dealers hold strong positions in their assigned territories, providing us with a significant competitive advantage. In addition, we participate in the GSA Schedules Program, and we export to most of the international markets that participate in this program. These include countries in the Middle East, Latin America and the Caribbean basin.

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

For many of these buyers, a motor home purchase is significant; therefore, the shopping timeline is longer than other consumer purchases. The buying process normally starts with online searches, followed by show visits and eventually a dealership visit for the purchase.

Manufacturing

We currently operate 16 manufacturing facilities across the United States with approximately 3.9 million square feet of manufacturing, service, and warehouse space. Our products within each of our segments and across the enterprise share a centralized sourcing model and employ certain common engineering and manufacturing processes. Through our manufacturing infrastructure, we leverage our capabilities and scale in procurement, new product development, design, assembly and painting processes. We also leverage best practices in quality control and worker safety across our segments.

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

Engineering and Research and Development

We believe our engineering and research and development (“R&D”) capabilities are essential to ensure we remain competitive in the markets in which we operate. We continue to engage in new product development, enhancement and testing to improve both existing products and the development of new vehicles and components.

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

R&D costs are included as part of Selling, general, and administrative expenses and expensed as incurred. R&D costs totaled $5.8 million, $3.3 million and $4.7 million for fiscal years 2025, 2024 and 2023, respectively.

Suppliers and Materials

In fiscal year 2025, we purchased approximately $1.4 billion of chassis, direct materials and other components from outside suppliers. The largest component of these purchases was for vehicle chassis, representing approximately 28% of the total purchase amount. These chassis are sourced from major automotive manufacturers, including Ford, Freightliner, General Motors, Mercedes, and other OEMs. These OEMs provide us with standardized, mass-produced chassis models, which we then convert for our customers under approved “authorized converter” agreements with the OEMs. We have tailored our products and processes to the specifications of these OEM agreements and have built customer expectations and planning around these designs. Therefore, we are reliant on a consistent supply of chassis and the maintenance of our status as “approved converters” in order to maintain our sales.

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

We own a portfolio of intellectual property, including patents, confidential technical information, and technological expertise in manufacturing specialty vehicles. We also own registered trademarks in the United States and certain foreign jurisdictions for certain trade names and important products. Due to the markets in which we operate, we believe that our trade names are the most valuable component of our intellectual property. We believe that our intellectual property rights, confidentiality procedures and contractual provisions are adequate for our business and have an active program to maintain these rights. Our well-respected and widely recognized proprietary trade names include: E-ONE, KME, Ferrara, Spartan, Smeal, Ladder Tower Company, Wheeled Coach, Road Rescue, AEV, Horton, Leader, Capacity, LayMor, Fleetwood RV, American Coach, Holiday Rambler, Renegade, Midwest Automotive Designs, and Goldshield.

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

Competition

The markets in which we participate are highly competitive. We compete with divisions of large, diversified companies as well as private and public companies. We believe that we have been able to effectively compete on the basis of product quality and reliability, total cost of ownership, breadth of product offerings, manufacturing capability and flexibility, client-specific customization, price, technical capability, product innovation, and customer service. The combination of our products, aftermarket support and large installed base of vehicles provides us with a competitive advantage across our end markets.

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

Employees

As of October 31, 2025, we had approximately 5,700 employees, temporary workers and contractors. Our employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is generally positive.

Human Capital Management

Oversight & Management

We believe our success depends on the strength of our workforce. We employ approximately 5,500 employees, excluding temporary workers and contractors, approximately 75% of whom work in production roles. REV’s leadership team and Chief Human Resources Officer (“CHRO”) are responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. The CHRO and the Chief Executive Officer (“CEO”) regularly update our board of directors on the operation and status of these human capital activities. Key areas of focus include:

•
Training & Development – We are committed to the continued development of our people. Strategic talent reviews occur annually across all operational business units and corporate functions. The CEO and CHRO convene meetings with senior company leadership to review talent data and plan development actions for top enterprise talent. We also provide technical, professional and leadership training to a broad range of employees through several learning formats. For example, we partner with local educational institutions and trade skills organizations to prepare workers with on-the-job technical training. Employees can also access a rotating catalog of online professional skills learning through our Learning Management System ("LMS"). Among our leadership development efforts, we provide instructor-led leadership skills training to all leads, supervisors and managers.
•
Succession – During fiscal year 2025, the Company continued to emphasize strategic succession planning and talent development. The annual talent review was conducted to identify potential successors for key leadership roles and to assess development needs. As a result, all identified successors for critical roles have development plans in place. The Company remains committed to preparing successors for key positions to support the achievement of its strategic and financial objectives.
•
Engagement – Currently, none of our employees are represented under collective bargaining agreements, and we enjoy generally favorable employee relations. To fully understand and drive greater employee engagement and retention, we sponsor structured, employee roundtable discussions at most business units. Employee concerns are documented and shared with senior leadership and actions are taken to address the areas of concern. Roundtable outcomes and actions are posted within the facility for employees to review.
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

Corporate Information

REV Group, Inc. is a corporation organized under the laws of the state of Delaware. Our principal executive offices are located at 245 South Executive Drive, Suite 100, Brookfield, Wisconsin 53005. Our telephone number at that address is (414) 290-0190. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available through our website, as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. Our website address is www.revgroup.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not rely on any such information in making the decision whether to purchase shares of our common stock.

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

Our business is impacted by the U.S. economic environment, employment levels, consumer confidence, changes in interest rates and instability in securities markets around the world, among other factors. In particular, changes in the U.S. economic climate could result in reduced demand in key end markets. RV purchases are generally viewed as discretionary in nature and are therefore sensitive to wholesale and retail financing, consumer confidence, unemployment levels, disposable income and changing levels of consumer home equity. For example, economic recessions cause consumers to reduce their discretionary spending, which can negatively affect our sales volumes for RVs. Terminal truck sales volumes are also impacted by economic conditions, global trade, changes in supply chain management and industrial output, as these factors impact our end-market customers for these products, which include shipping ports, trucking/distribution hubs and rail terminal operators. RV and terminal truck sales are affected by U.S. and global general economic conditions, which create risks that future economic downturns will reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Recreational Vehicles segment and our terminal truck business, the fire and ambulance businesses in our Specialty Vehicles segment are also impacted by the overall economic environment. Local and other governmental tax revenues are an important source of funding for fire and ambulance purchases by emergency response departments. For example, reduced municipal tax revenues resulting from economic recessions or other factors may lead to a decline in these markets. Additionally, a change in government funding priorities could impact the amount of funds allocated for our products, which could in turn lead to a decrease in demand. As fire and ambulance vehicles are typically a larger cost item for municipalities and other governmental bodies, and because their service life is very long, their purchase is more deferrable. This can result in cyclicality in certain of our end markets, which may in turn result in fluctuations in our sales and results of operations.

A decrease in employment levels, consumer confidence, the cost or availability of financing, governmental tax revenues, or other adverse economic events, could negatively affect the demand for our products. Any decline in overall customer demand in markets in which we operate could have a material adverse effect on our operating performance.

Increased economic and political instability may adversely affect our business, financial condition, and results of operations.

Although we do not have operations outside the United States, we may experience indirect impacts to our operations, such as supply chain disruptions, due to our relationships with suppliers in other countries where economic or political instability exists, as well as potential inflation in the cost of energy, raw materials or other supplies. The potentially destabilizing effects of the global conflicts or the potential for a larger conflict could have other adverse effects on our business. For example, the conflicts in Russia and Ukraine, which started in 2022, as well as conflicts in Israel and the Middle East, which started in 2023, have resulted in significant volatility and disruptions to global markets. It is not possible to predict the short- or long-term implications of these conflicts, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. These conflicts could lead to an increased threat of cyber-attacks (including increased risk of data breach and other threats from ransomware, destructive malware, and distributed denial-of-service attacks, as well as fraud, spam, and fake accounts, or other illegal activity conducted generally by bad actors seeking to take advantage of us, our partners or end-customers) against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our product offerings and/or service offerings for our products, as well as the confidentiality, availability and integrity of our data.

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

Our profitability is sensitive to changes in the balance between supply and demand in the specialty vehicle markets in which we operate. Competitors having lower operating costs or labor costs than we do will have a competitive advantage over us with respect to products that are particularly price-sensitive. New manufacturing facilities may be built or idle production lines may be activated. Additionally, imbalances in the regional supply and demand for our products could result in increased competition in the markets in which we compete.

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

Our dealer agreements are typically for a multi-year term; however, we can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. Some of our dealer agreements include guarantees, which could have a negative impact on our financial performance if we are required to fulfill them. In addition, laws in many of the states in which we operate make it difficult for us to terminate or not renew dealer agreements, which may make it difficult for us to optimize our dealer network. No dealer or customer represented more than 5% of our annual revenue for fiscal year 2025, but there may continue to be consolidation and changes in the dealership landscape over time. If one or more of our significant dealers chooses to not renew a contract with us or to re-negotiate an agreement under advantageous terms, our sales and results of operations could be adversely affected.

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

Increases in the cost of labor, deterioration in employee relations, union organizing activity and work stoppages at our facilities could have a negative effect on our business.

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

In addition, as a result of firm purchase orders from our customers, we enter into agreements to produce and sell vehicles at a specified price based upon our estimation of the cost to produce and the timing of delivery. Due to the nature of these product cost estimates and the fluctuations in input costs and availability, we may underestimate the costs of production and therefore overestimate the profitability in our backlog. As a result, the actual profitability on those sales in the future may differ materially from our initial estimates when we recorded the firm purchase order in backlog.

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
•
government shutdowns (such as those which occurred in 1995-1996, in 2013, in late 2018 through early 2019, in 2025, and related to the COVID-19 pandemic) and other potential delays in government appropriations processes;
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

We have experienced, and expect to continue to experience, variability in sales, production and net income, including historically as a result of cycles of growth and contraction in consumer demand in our Recreational Vehicles segment. This cyclicity has an impact on the comparability of our quarterly results. Moreover, weak macroeconomic conditions can adversely affect demand for certain of our products and lead to an overall aging of product fleets beyond a typical replacement cycle. During economic downturns that would result in lower demand of our vehicles, we may find it necessary to reduce production line rates and employee headcount. An economic downturn may reduce, and in the past has reduced, demand in both of our segments, resulting in lower sales volumes, lower prices and decreased operating profits or losses. Additionally, our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher sales during the third quarter and fourth quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by the consumer buying habits for RVs, municipal spending and budget cycles, the impact of travel and construction in the summer months, as well as how certain seasonal months aggregate into our fiscal quarters which are different than calendar quarters. For example, our first fiscal quarter has fewer working days to complete and ship units due to the number of holidays and related vacation taken by employees. Dealer demand and buying patterns may also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. Consequently, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

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

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We cannot be certain that historical customer preferences for our products will remain unchanged. We believe that the introduction of new product features, designs and models will be critical to the future success of our operations as technological advancements are made and alternative fuels are developed. However, we may not be able to meet customer demands, or competitors may be better able to meet those demands or be able to do so at a lower cost.

To successfully execute our long-term strategy, we must continue to develop new product lines and adapt our existing product lines to consumer preferences, including product lines that have historically been outside of our core businesses. The process of designing and developing new technology, products and services is complex, costly, and uncertain and requires capital investment and the ability to retain and recruit talent. Accordingly, if we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, competition from other companies could make our specialty vehicles less desirable in the marketplace.

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

Risks Relating to the Proposed Merger

The Proposed Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the Proposed Merger or any termination of the Merger Agreement could have material adverse effects on us.

On October 29, 2025, the Company entered into the Merger Agreement with Terex, Merger Sub 1 and Merger Sub 2, pursuant to which (1) the First Merger will occur, with REV continuing as the surviving corporation in the First Merger and (2) immediately following the First Merger, the Second Merger will occur, with Merger Sub 2 continuing as the surviving company in the Second Merger as a wholly owned subsidiary of Terex. The completion of the Proposed Merger is subject to a number of conditions, including, among other things, the receipt of Terex shareholder approval and the approval of our shareholders, and the receipt of certain regulatory approvals, which make the completion and timing of the Proposed Merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the Proposed Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Proposed Merger will be satisfied or waived or that the Proposed Merger will be completed.

In addition, we or Terex may terminate the Merger Agreement under certain circumstances, including if the Proposed Merger is not completed on or before April 29, 2026 (subject to two potential extensions to July 29, 2026 and October 29, 2026 if the required regulatory waiting periods have not expired or required regulatory approvals have not been received but all other conditions to closing have been satisfied or waived (except for those conditions that by their nature are to be satisfied at closing)). In addition, in certain circumstances, upon termination of the Merger Agreement, REV or Terex would be required to pay a termination fee of $128 million to the other.

If the Proposed Merger is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the Proposed Merger, will be subject to a number of risks, including the following: the market price of our shares could decline; if the Merger Agreement is terminated and our board of directors seeks another business combination, there can be no assurance that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the Merger Agreement; time and resources, financial and otherwise, committed by our management to matters relating to the Proposed Merger could otherwise have been devoted to pursuing other beneficial opportunities; we may experience negative reactions from the financial markets or from our customers, suppliers or employees; and we will be required to pay expenses relating to the Proposed Merger, such as legal, accounting and financial advisory fees, whether or not the Proposed Merger is completed.

In addition, if the Proposed Merger is not completed, we could be subject to litigation related to any failure to complete the Proposed Merger or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement. Any of these risks could materially and adversely impact our business, financial condition, results of operations and the market price of our shares. Similarly, delays in the completion of the Proposed Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Proposed Merger and could materially and adversely impact our ongoing business, financial condition, results of operations and the market price of our shares.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Proposed Merger, could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us, and provide that, in specified circumstances, we would be required to pay a termination fee.

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage, or knowingly take any other action designed to facilitate, any alternative transaction, or participate in any discussions or negotiations, or cooperate in any way with any person, with respect to any alternative transaction. In addition, following receipt by us or Terex of any alternative transaction proposal that constitutes a “superior proposal,” each company will have an opportunity to offer to modify the terms of the Merger Agreement before the Terex board or our board, respectively, may withdraw, qualify or modify its recommendation with respect to the Proposed Merger.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction. In some circumstances, upon termination of the Merger Agreement, we would be required to pay a termination fee of $128 million to Terex, as contemplated by the Merger Agreement. If the Merger Agreement is terminated and we determine to seek another business combination transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Proposed Merger.

We are subject to business uncertainties and contractual restrictions while the Proposed Merger is pending, which could adversely affect our business and operations.

In connection with the pendency of the Proposed Merger, it is possible that some customers, suppliers, partners and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Proposed Merger or otherwise, which could negatively affect our revenues, earnings and/or cash flows, as well as the market price of our shares, regardless of whether the Proposed Merger is completed. Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Proposed Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to acquire or dispose of assets or pay dividends or incur capital expenditures above a certain amount. In addition, we are restricted in our ability in certain cases to enter into or amend contracts, incur indebtedness or settle claims. Such limitations could adversely affect our business and operations prior to the completion of the Proposed Merger. Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Proposed Merger.

The combined company may be unable to successfully integrate the businesses of Terex and REV or realize the anticipated benefits of the Proposed Merger.

The success of the Proposed Merger will depend, in part, on the combined company’s ability to successfully combine and integrate the businesses of Terex and REV, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities, and operational efficiencies from the Proposed Merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in demand by, customers. The ability of the combined company to realize these anticipated benefits is subject to certain risks, including whether the combined business will perform as expected, the possibility that either Terex or REV paid more for the other than the value the combined company will derive from the Proposed Merger and the assumption of known and unknown liabilities of Terex or REV. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company common stock may decline. The combined company may fail to realize some or all of the anticipated benefits of the Proposed Merger if the integration process takes longer than expected or is more costly than expected.

The integration of the two companies may result in material challenges, including: managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the proposed merger, and attracting new business and operational relationships; consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating financial reporting, information technology infrastructure, data and content management systems and product platforms, communications and other systems; coordinating geographically separate organizations, including consolidating offices of Terex and REV; harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, compliance programs and other policies, procedures and processes; addressing possible differences in business backgrounds, corporate cultures and management philosophies; and unforeseen expenses or delays associated with the Proposed Merger.

Many of these factors will be outside of Terex’s and/or our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts, which could materially affect the combined company’s business, financial condition and results of operations. Due to legal restrictions, Terex and REV are currently permitted to conduct only limited planning for the integration of the two companies following the Proposed Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

We expect to incur substantial expenses related to the completion of the Proposed Merger and the integration of Terex and our businesses.

We expect to incur substantial expenses in connection with the completion of the Proposed Merger and the integration of a large number of processes, policies, procedures, operations, technologies and systems of Terex and REV in connection with the Proposed Merger. The management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management and which may result in increased costs and diversion of management’s time and energy, as well as materially adversely impact the anticipated synergies of the Proposed Merger and the business, financial condition and results of operations of the combined company. The integration process and other disruptions resulting from the Proposed Merger may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors and others with whom Terex and REV have business or other dealings, and difficulties in integrating the businesses or Terex and REV could harm the reputation of the combined company.

These incremental transaction-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Some of these expenses have already been incurred or may be incurred regardless of whether the Proposed Merger is completed.

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

Our business has meaningful working capital requirements. We had $40.0 million of long-term debt outstanding as of October 31, 2025. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Upon being put into production, we become obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this time frame of delivery, we generally purchase the chassis and record them as inventory or we are obligated to begin paying an interest charge on this inventory until purchased. We also obtain vehicle chassis directly from our customers in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. If damage or theft were to occur to these chassis, we would be responsible for related costs incurred to repair or replace the customer-provided chassis. Further, in connection with dealers’ wholesale floor-plan vehicle financing programs, we enter into repurchase agreements with certain lending institutions, customary in the industries in which we operate, which may require us to repurchase previously sold vehicles. Although our exposure under these agreements is limited by the expected resale value of the inventory we may repurchase, we may receive less than anticipated on such resale and could collect payment on such resale later than originally expected. Additionally, we are party to multiple agreements whereby we guarantee indebtedness of others, including losses under loss pool agreements. Also, the Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety companies and has open standby letters of credit issued by the Company’s banks in favor of third parties. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized.

Our Amended 2021 Asset-based Lending Facility (“Amended 2021 ABL Facility”) contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our Amended 2021 ABL Facility contains various provisions that limit our ability (subject to a number of exceptions) to, among other things:

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

In addition, the restrictive covenants in our Amended 2021 ABL Facility require us to maintain specified financial ratios and other business or financial conditions. Our ability to comply with these financial ratios or other covenants may be affected by events beyond our control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under our Amended 2021 ABL Facility, or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. We are also subject to certain limitations on obtaining additional financing under the Merger Agreement. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our Amended 2021 ABL Facility. If amounts outstanding under our Amended 2021 ABL Facility were accelerated, our lenders could foreclose on these liens, and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

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

Future dividends on shares of common stock will be at the sole discretion of our Board of Directors. We may reduce or discontinue entirely the payment of such dividends at any time. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the Amended 2021 ABL Facility. We are also subject to certain limitations on paying dividends under the Merger Agreement.

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

We are subject to litigation, government investigations, enforcement actions and settlements in the ordinary course of business, and uninsured judgments, settlements or other costs, or a rise in insurance premiums may result in significant damages or other costs or could otherwise adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims, litigation, government investigations, enforcement actions and other proceedings initiated by government authorities or private parties related to our activities or the industries in which we operate. Any such matters, whether with or without merit, could be time-consuming and expensive to defend, could divert management’s attention and resources, could result in reputational damage to the Company, could result in significant damages or other costs, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

The program is aligned with industry frameworks and controls from the National Institute of Standards and Technology, including NIST Cybersecurity Framework, v2.0. Leveraging these frameworks and controls allows the Company to identify the fundamental security capabilities and controls necessary to maintain and enhance the program. The Company utilizes a wide range of capabilities to maintain and enhance cybersecurity, including threat intelligence, penetration testing, multi-factor authentication, and endpoint detection and response. The Company maintains a cyber incident response plan, which is tested periodically. The Company maintains a cybersecurity insurance policy, which gives us access to expert forensic and legal experts to help manage a major incident or a data breach. We have rolled out a formal cybersecurity awareness training program to our entire workforce as part of our annual ethics and compliance training. Additionally, the Company conducts ongoing phishing and social engineering simulations that are tied to our cybersecurity awareness training program, and our workforce is encouraged to report any suspicious activities to our cybersecurity team. The Company also has processes in place to oversee and identify risks from cybersecurity associated with the use of third-party service providers that could impact our business. We review available data related to our third-party service providers and assess the appropriateness of our service providers' cybersecurity programs and practices to ensure risks are properly mitigated. In fiscal year 2025, we commissioned an independent assessment from an accredited firm to evaluate the effectiveness of our cybersecurity program and plan to make adjustments to address the improvement opportunities identified in the assessment. We intend to perform this assessment on a biennial basis going forward.

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

The Company did not experience a material cybersecurity incident in fiscal year 2025. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and, if deemed necessary, the Board of Directors. Additionally, we plan to consult with outside counsel, as appropriate, on our materiality determinations, our disclosure requirements, and other compliance decisions. We also plan to keep our independent public accounting firm informed of such incidents, as appropriate. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. Although our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks applicable to the Company.

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

RTCs & Aftermarket Parts Warehouses	Approximate Square Feet	Segment	Owned or Leased
Jefferson, North Carolina	92,000	Specialty Vehicles Aftermarket Parts Warehouse	Owned
Decatur, Indiana	85,000	Recreational Vehicles RTC	Owned
Bristol, Indiana	44,000	Recreational Vehicles RTC	Owned
Coburg, Oregon	36,000	Recreational Vehicles RTC	Leased
Ocala, Florida	33,000	Specialty Vehicles Aftermarket Parts Warehouse	Leased
Total	290,000

Manufacturing Facility Locations	Approximate Square Feet	Brand(s) Produced	Owned or Leased
Decatur, Indiana	689,000	Fleetwood RV, American Coach, Holiday Rambler	Owned
Ocala, Florida	488,000	E-ONE	Owned/Leased
Snyder, Nebraska	400,000	Smeal	Owned
Charlotte, Michigan	283,000	Spartan Emergency Response	Owned
Elkhart, Indiana	270,000	Fleetwood RV, Midwest Automotive	Owned/Leased
Grove City, Ohio	260,000	Horton Emergency Vehicles	Owned/Leased
Holden, Louisiana	232,000	Ferrara Fire Apparatus, KME	Owned
Jefferson, North Carolina	225,000	American Emergency Vehicles	Owned
Winter Park, Florida	223,000	Wheeled Coach, Road Rescue	Owned
Bristol, Indiana	200,000	Renegade RV	Leased
Decatur, Indiana	158,000	Goldshield	Owned
Longview, Texas	158,000	Capacity of Texas, LayMor	Owned/Leased
Ephrata, Pennsylvania	119,000	Ladder Tower	Leased
Hamburg, New York	87,000	E-ONE	Leased
Brandon, South Dakota	86,000	Spartan Emergency Response	Owned/Leased
South El Monte, California	34,000	Leader Emergency Vehicles	Leased
Total	3,912,000

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

As of December 3, 2025, there were approximately 57 holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

Subject to legally available funds and the discretion of our board of directors, we may or may not pay a quarterly cash dividend in the future on our common stock. During fiscal year 2025, the Company paid cash dividends of $12.9 million. Our ability to pay dividends is dependent on our ABL Facility and board of directors' approval. We are also subject to certain limitations on paying dividends under the Merger Agreement, and there can be no assurance that future dividends will be paid. See “Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters—We cannot assure you that we will continue to declare dividends or have sufficient funds to pay dividends on our common stock.”

Equity Compensation Plan Information – see Item 12.

Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases - There were no purchases of common stock made by the Company during the fourth quarter of fiscal year 2025.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between October 31, 2020 and October 31, 2025, based on the market price of our common stock and assumes reinvestment of dividends, with the cumulative total return of companies in the Russell 2000, RV Peers, and Specialty Vehicle Peers.

Total return of $100 invested on Oct 31, 2020
1000
800
600
400
200
0
Oct' 20
Oct' 21
Oct' 22
Oct' 23
Oct' 24
Oct' 25
REVG
Russell 2000
RV Peers
Specialty Vehicle Peers

	October 31, 2020	October 31, 2021	October 31, 2022	October 31, 2023	October 31, 2024	October 31, 2025
REVG	$100.0	$193.7	$179.0	$188.3	$417.6	$812.9
Russell 2000	100.0	150.8	122.8	112.2	150.4	172.1
RV Peers¹	100.0	133.8	114.9	119.3	129.4	112.4
Specialty Vehicle Peers²	100.0	160.5	126.5	167.3	273.3	352.8

¹represents an equally-weighted index comprised of THO and WGO.

²represents an equally-weighted index comprised of OSK, BLBD, & FSS.

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

Proposed Merger

On October 29, 2025, The Company entered into the Merger Agreement with Terex, Merger Sub 1 and Merger Sub 2. The Proposed Merger intends to form a leading specialty equipment manufacturer in emergency, waste, utilities, environmental and materials processing equipment with attractive end markets characterized by low cyclicality, resilient demand and long-term growth profiles.

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (i) the First Merger will occur, with REV continuing as the surviving corporation in the First Merger and (ii) immediately following the First Merger, the Second Merger will occur, with Merger Sub 2 continuing as the surviving company in the Second Merger as a wholly owned subsidiary of Terex. At the Effective Time, each issued and outstanding share of the Company's common stock (other than certain excluded shares) will be converted into the right to receive (i) 0.9809 shares of common stock, par value $0.01 per share, of Terex, and (ii) $8.71 in cash (without interest), in each case subject to the terms and conditions of the Merger Agreement.

If the Proposed Merger is completed, our common stock will cease to be listed on the New York Stock Exchange and will be deregistered. The Proposed Merger is subject to approval by both our and Terex's shareholders, antitrust and regulatory approvals, and other customary closing conditions.

The preliminary Form S-4 related to the Proposed Merger with Terex was filed with the SEC on December 8, 2025.

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

Recreational Vehicles – Our Recreational Vehicles segment serves the RV market through the following principal brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV and Midwest Automotive Designs. We believe our brand portfolio contains some of the longest standing, most recognized brands in the RV industry. Our products in the Recreational Vehicles segment include Class A motorized RVs (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), Class C and “Super C” motorized RVs (motorhomes built on a van or commercial truck chassis), and Class B RVs (motorhomes built out within a van chassis and high-end luxury van conversions). The Recreational Vehicles segment also includes Goldshield Fiberglass, which produces a wide range of custom molded fiberglass products for the Fleetwood family of brands, other RV manufacturers, and broader industrial markets.

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

In the first quarter of fiscal year 2024, we sold Collins Bus Corporation (“Collins”), a wholly owned subsidiary of Collins Industries, Inc. (“Collins Industries”), an indirect wholly-owned subsidiary of the Company. Refer to Note 6, Divestiture Activities, of the Notes to the Consolidated Financial Statements for further details. During the first quarter of fiscal year 2024, we announced the discontinuation of manufacturing operations at our ElDorado National (California) (“ENC”) facility. Subsequently, in the fourth quarter of fiscal year 2024, we sold ENC. Collins and ENC are collectively referred to as the “Bus Manufacturing Businesses”.

The Company also sold certain assets of our Fire Regional Technical Center (“Fire RTC”) business in fiscal year 2024 and the stock of Lance Camper Mfg. Corp. (“Lance”) and Avery Transport Inc. (“Avery”) in fiscal year 2025; however, these business dispositions did not represent a material percentage of total revenue or earnings.

Results of Operations

The following table compares results for fiscal years 2025, 2024 and 2023

	Fiscal Year Ended
(in millions except per share data)	October 31, 2025	October 31, 2024	October 31, 2023
Net sales	$2,463.5	$2,380.2	$2,638.0
Gross profit	369.8	297.3	316.1
Selling, general and administrative	187.6	190.9	227.5
Restructuring	—	12.3	—
Impairment charges	—	14.5	—
Loss (Gain) on sale of business	39.6	(289.3)	1.1
Provision for income taxes	22.3	82.8	12.9
Net income	95.2	257.6	45.3

Net income per common share
Basic	$1.92	$4.79	$0.77
Diluted	1.89	4.72	0.77
Dividends declared per common share	0.24	3.20	0.20

Adjusted EBITDA	$229.5	$162.8	$152.8
Adjusted Net Income	135.8	87.1	77.7

Net Sales	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Net sales	$2,463.5	3.5%	$2,380.2	-9.8%	$2,638.0

Net Sales: Consolidated net sales increased $83.3 million in fiscal year 2025 compared to the prior year. Excluding the impact of the Bus Manufacturing Businesses, which were divested in fiscal year 2024, net sales increased $246.8 million, or 11.1% compared to the prior year. The increase in net sales, excluding the impact of the Bus Manufacturing Businesses, was due to higher net sales in the Specialty Vehicles segment, partially offset by lower net sales in the Recreational Vehicles segment. The increase within the Specialty Vehicles segment, excluding the impact of the Bus Manufacturing Businesses, was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments, partially offset by favorable product mix in certain categories and pricing actions.

Consolidated net sales decreased $257.8 million in fiscal year 2024 compared to the prior year. Excluding the impact of Collins, which was divested on January 26, 2024, net sales decreased $110.8 million, or 4.4% compared to the prior year. The decrease in net sales, excluding the impact of Collins, is primarily due to lower net sales in the Recreational Vehicles segment, partially offset by higher net sales within the Specialty Vehicles segment. The decrease within the Recreational Vehicles segment was primarily due to lower unit shipments and increased retail assistance. The increase within the Specialty Vehicles segment, excluding the impact of the Collins divestiture, was primarily due to price realization and increased shipments of fire apparatus and ambulance units, partially offset by lower shipments of terminal trucks.

Gross Profit	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Gross profit	$369.8	24.4%	$297.3	-5.9%	$316.1
% of net sales	15.0%		12.5%		12.0%

Gross Profit: Consolidated gross profit increased $72.5 million in fiscal year 2025 compared to the prior year. Excluding the impact of the Bus Manufacturing Businesses, gross profit increased $87.1 million, or 30.8% compared to the prior year quarter. The increase in gross profit, excluding the impact of the Bus Manufacturing Businesses, was primarily attributable to higher net sales, lower material costs, and benefits realized from programs put in place to increase operating efficiencies within the Specialty Vehicles segment.

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

Selling, General and Administrative	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Selling, general and administrative	$187.6	-1.7%	$190.9	-16.1%	$227.5

Selling, General and Administrative: Consolidated selling, general and administrative (“SG&A”) costs decreased $3.3 million in fiscal year 2025 compared to the prior year primarily due to lower professional fees and a decrease in SG&A attributable to the Bus Manufacturing Businesses, partially offset by higher legal and incentive compensation costs and transaction costs related to the Proposed Merger.

Consolidated selling, general and administrative (“SG&A”) costs decreased $36.6 million in fiscal year 2024 compared to the prior year primarily due to the non-recurrence of legal costs associated with the legal case described in Note 16, Commitments and Contingencies of the Notes to the Consolidated Financial Statements, lower personnel and incentive compensation costs, and a decrease in SG&A attributable to Collins, partially offset by higher transaction expenses related to divestiture and capital market transactions.

Restructuring	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Restructuring	$—	N/M	$12.3	N/M	$—

Restructuring: Consolidated restructuring costs for fiscal year 2024 were associated with the discontinuation of manufacturing operations at the Company's ENC facility, as announced in the first quarter of fiscal year 2024. There were no restructuring costs for fiscal year 2025.

Impairment Charges	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Impairment charges	$—	N/M	$14.5	N/M	$—

Impairment Charges: Consolidated impairment charges were $14.5 million for fiscal year 2024. The impairment charges were primarily related to the impairment of an indefinite-lived trade name and certain property, plant, and equipment due to the discontinuation of manufacturing operations at the Company's ENC facility, and the impairment of an indefinite-lived trade name within the Recreational Vehicles segment. There were no impairment charges for fiscal year 2025.

Loss (Gain) on sale of business	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Loss (Gain) on sale of business	$39.6	N/M	$(289.3)	N/M	$1.1

Loss (Gain) on Sale of Business: The loss on sale of business was $39.6 million for fiscal year 2025 and was due to the sale of the Lance and Avery businesses.

The gain on sale of business for fiscal year 2024 was due to the sale of the Bus Manufacturing Businesses and Fire RTC.

The loss on sale of business for fiscal year 2023 was due to the sale of non-core businesses within the Specialty Vehicles segment.

Provision for Income Taxes	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Provision for income taxes	$22.3	-73.1%	$82.8	541.9%	$12.9

Provision for income taxes: Consolidated income tax provision was $22.3 million or 19.0% of pretax income for fiscal year 2025. The fiscal 2025 tax provision was favorably impacted by a tax loss on the sale of the Lance and Avery businesses and incentives for U.S. manufacturing and research and was unfavorably impacted by nondeductible expenses and additional unrecognized tax benefits recorded during the year.

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

Net income	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Net income	$95.2	-63.0%	$257.6	468.7%	$45.3

Net income: Consolidated net income decreased $162.4 million in fiscal year 2025 compared to the prior year primarily due to the factors detailed above.

Consolidated net income increased $212.3 million in fiscal year 2024 compared to the prior year primarily due to the factors detailed above.

Adjusted EBITDA	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Adjusted EBITDA	$229.5	41.0%	$162.8	6.5%	$152.8

Consolidated Adjusted EBITDA increased $66.7 million in fiscal year 2025 compared to the prior year. Excluding the impact of the Bus Manufacturing Businesses, consolidated Adjusted EBITDA increased $84.3 million, or 58.1% compared to the prior year quarter. The increase was primarily due to higher contribution from the Specialty Vehicles segment.

Consolidated Adjusted EBITDA increased $10.0 million in fiscal year 2024 compared to the prior year. Excluding the impact of the Collins divestiture, Adjusted EBITDA increased $42.8 million, or 35.7%, compared to the prior year. This increase is primarily due to an increase in Adjusted EBITDA in the Specialty Vehicles segment, partially offset by a decrease in Adjusted EBITDA in the Recreational Vehicles segment.

Refer to the “Adjusted EBITDA and Adjusted Net Income” tables and related footnotes below for a reconciliation of Net Income to Adjusted EBITDA.

Adjusted Net Income	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Adjusted Net Income	$135.8	55.9%	$87.1	12.1%	$77.7

Refer to the “Adjusted EBITDA and Adjusted Net Income” tables and related footnotes below for a reconciliation of Net Income to Adjusted Net Income.

Segment Information

Specialty Vehicles Segment

	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Net sales	$1,814.8	5.1%	$1,726.4	-0.1%	$1,728.0
Adjusted EBITDA	226.6	46.7%	154.5	63.0%	94.8
Adjusted EBITDA % of net sales	12.5%		8.9%		5.5%

Net Sales: Specialty Vehicles segment net sales increased $88.4 million in fiscal year 2025 compared to the prior year. Excluding the impact of the Bus Manufacturing Businesses, net sales increased $251.9 million, or 16.1% compared to the prior year quarter. The increase in net sales was primarily due to increased shipments of fire apparatus and ambulance units, a favorable mix of ambulance units, and price realization.

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

Adjusted EBITDA: Specialty Vehicles segment Adjusted EBITDA increased $72.1 million in fiscal year 2025 compared to the prior year. Excluding the impact of the Bus Manufacturing Businesses, Adjusted EBITDA increased $89.7 million, or 65.5%. The increase was primarily due to increased shipments and a favorable mix of ambulance units and price realization, partially offset by inflationary pressures.

Specialty Vehicles segment Adjusted EBITDA increased $59.7 million in fiscal year 2024 compared to the prior year. Excluding the impact of the Collins divestiture, segment Adjusted EBITDA increased $92.5 million, or 149.2% compared to the prior year. The increase was primarily related to price realization, a favorable mix of fire apparatus, and increased shipments of fire apparatus and ambulance units, partially offset by inflationary pressures and lower shipments of terminal trucks.

Recreational Vehicles Segment

	Fiscal Year Ended
(in millions)	October 31, 2025	Change	October 31, 2024	Change	October 31, 2023
Net sales	$649.2	-0.8%	$654.6	-28.2%	$912.3
Adjusted EBITDA	37.2	-9.7%	41.2	-54.7%	91.0
Adjusted EBITDA % of net sales	5.7%		6.3%		10.0%

Net Sales: Recreational Vehicles segment net sales decreased $5.4 million in fiscal year 2025 compared to the prior year primarily due to lower unit shipments and increased retail assistance in certain categories, partially offset by favorable product mix in certain categories and pricing actions.

Recreational Vehicles segment net sales decreased $257.7 million in fiscal year 2024 compared to the prior year primarily due to decreased unit shipments and increased retail assistance.

Adjusted EBITDA: Recreational Vehicles segment Adjusted EBITDA decreased $4.0 million in fiscal year 2024 compared to the prior year primarily due to inflationary pressures, including tariff impacts, lower unit shipments, and increased retail assistance on certain models, partially offset by pricing actions and favorable category mix.

Recreational Vehicles segment Adjusted EBITDA decreased $49.8 million in fiscal year 2024 compared to the prior year primarily due to lower unit shipments, increased retail assistance, and inflationary pressures, partially offset by cost reduction actions.

Backlog

Backlog represents orders received from dealers or directly from end customers. The following table presents a summary of our backlog by segment:

			Increase (Decrease)
($ in millions)	October 31, 2025	October 31, 2024	$	%
Specialty Vehicles	$4,402.3	$4,179.8	$222.5	5.3%
Recreational Vehicles	232.9	291.5	(58.6)	(20.1)%
Total Backlog	$4,635.2	$4,471.3	$163.9	3.7%

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

At the end of fiscal year 2025, our backlog was $4,635.2 million, compared to $4,471.3 million at the end of fiscal year 2024. The increase in consolidated backlog was due to an increase within the Specialty Vehicles segment, partially offset by a decrease within the Recreational Vehicles segment. The increase in Specialty Vehicles segment backlog was primarily the result of continued demand and order intake for fire apparatus and ambulance units along with pricing actions, partially offset by increased production and shipments of fire apparatus and ambulance units. The decrease in Recreational Vehicles segment backlog was primarily the result of lower order intake in certain product categories.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital are working capital, the improvement and expansion of existing manufacturing facilities, general corporate needs and debt service payments. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our asset-based lending (“ABL”) credit facility.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy. However, we cannot assure that cash provided by operating activities and borrowings under the current revolving credit facility (the “Amended 2021 ABL Facility” or “Amended 2021 ABL Agreement”) will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under the Amended 2021 ABL Facility is not sufficient due to the size of our borrowing base or other external factors, we may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations or may involve higher overall interest rates. We are also subject to certain limitations on obtaining additional financing under the Merger Agreement. We cannot assure that we will be able to obtain refinancing or additional financing on favorable terms or at all.

Cash Flow

The following table shows summary cash flows for fiscal years 2025, 2024 and 2023:

	Fiscal Years Ended
(in millions)	October 31, 2025	October 31, 2024	October 31, 2023
Net cash provided by operating activities	$241.1	$53.4	$126.5
Net cash (used in) provided by investing activities	(50.3)	348.5	(29.9)
Net cash used in financing activities	(180.7)	(398.6)	(95.7)
Net increase in cash and cash equivalents	$10.1	$3.3	$0.9

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal year 2025 was $241.1 million, compared to $53.4 million for fiscal year 2024. The increase in cash from operating activities in fiscal year 2025 compared to the prior year was primarily related to higher cash net income generated during the period, disciplined inventory management, lower income tax payments, and higher receipts of customer advances, partially offset by higher accounts receivable driven by higher sales at the end of the period.

Net cash provided by operating activities for fiscal year 2024 was $53.4 million, compared to $126.5 million for fiscal year 2023. The decrease in cash from operating activities in fiscal year 2024 compared to the prior year was primarily related to higher income tax payments, including those associated with the sale of the Bus Manufacturing Businesses, lower receipts of customer advances, and higher accounts payable payments, partially offset by higher collections of accounts receivable and lower inventory purchases.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for fiscal year 2025 was $50.3 million, compared to $348.5 million net cash provided by investing activities for fiscal year 2024. The decrease in net cash from investing activities was related to the non-recurrence of cash provided by the sale of the Bus Manufacturing Businesses and Fire RTC in 2024, and an increase in spending related to capital expenditures.

Net cash provided by investing activities for fiscal year 2024 was $348.5 million, compared to $29.9 million net cash used in investing activities for fiscal year 2023. The increase in net cash provided by investing activities was related to the cash received in connection with the sale of the Bus Manufacturing Businesses and Fire RTC.

Net Cash Used in Financing Activities

Net cash used in financing activities for fiscal year 2025 was $180.7 million, compared to $398.6 million for fiscal year 2024. The decrease in net cash used in financing activities was primarily due to lower dividends payments and a decrease in share repurchases.

Net cash used in financing activities for fiscal year 2024 was $398.6 million, compared to $95.7 million for fiscal year 2023. The increase in net cash used in financing activities was primarily due to higher dividends payments and share repurchases of $126.1 million.

Dividends

During fiscal year 2025 we paid a quarterly cash dividend at the rate of $0.06 per share on our common stock. During fiscal years 2024 and 2023, we paid a quarterly cash dividend at the rate of $0.05 per share on our common stock. During fiscal year 2024, we also paid a special cash dividend of $3.00 per share, or a total of $178.1 million, on our common stock.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. The dividend payment is at the discretion of our Board of Directors, and we may not pay dividends according to our policy, or at all. We cannot assure that we will have sufficient funds to pay dividends on our common stock in the future and we are also subject to certain limitations on paying dividends under the Merger Agreement. As such, there can be no assurance that future dividends will be paid.

Stock Repurchase Program

On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program replaced the Company's prior share repurchase program. The 2023 Repurchase Program would have expired 24 months after the approval date and gave management flexibility to determine conditions under which the shares could be purchased, subject to certain limitations. During fiscal year 2023, the Company did not repurchase any shares under the 2023 Repurchase Program or the Company's prior share repurchase program. During fiscal year 2024, the Company repurchased and retired 8,000,000 shares under the 2023 Repurchase Program at a total cost of $126.1 million and at a price of approximately $15.76 per share. The Company incurred approximately $3.6 million in additional fees and excise taxes associated with the repurchase, which has been included within the total cost of the share repurchase and recorded directly within equity.

On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program replaced the 2023 Repurchase Program. The 2024 Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and it can be suspended or discontinued at any time without notice. We are subject to certain limitations on our ability to repurchase shares of the Company’s common stock under the Merger Agreement. During the year ended October 31, 2025, the Company repurchased and retired 3,456,979 shares under the 2024 Share Repurchase Program at a cost of $107.6 million and at an average price of approximately $31.10 per share, excluding commissions, fees and excise taxes. As of October 31, 2025, the approximate dollar value of shares that may yet be purchased under the 2024 Repurchase program is $142.4 million.

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

The Company would become subject to compliance with a 1.0 to 1.0 minimum fixed charge coverage ratio financial covenant under the Amended 2021 ABL Agreement if the Company’s borrowing base availability falls below the greater of $35.0 million or 12.5% of the borrowing base. As of October 31, 2025, the Company’s outstanding debt under the Amended 2021 ABL Facility was $40.0 million, and the Company’s availability under the Amended 2021 ABL Facility was $307.6 million.

Refer to Note 9, Long-Term Debt, of the Notes to the Consolidated Financial Statements for further details.

Contractual Obligations

Significant contractual commitments at October 31, 2025 are expected to affect our cash flows in future periods as set forth in the table below.

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Debt(a)	$—	$—	$—	$—	$40.0	$—	$40.0
Interest(b)	2.5	2.5	2.5	2.5	0.4	—	10.4
Operating leases	6.2	5.1	3.8	3.1	2.3	4.3	24.8
Purchasing commitments(c)	67.1	6.6	6.6	6.6	6.6	14.1	107.6
Total commitments	$75.8	$14.2	$12.9	$12.2	$49.3	$18.4	$182.8

(a)
Includes estimated principal payments due under the Amended 2021 ABL Facility as of October 31, 2025.
(b)
Based on interest rates in effect and outstanding principal balance as of October 31, 2025.
(c)
Includes purchase commitments for certain raw materials and chassis that are either non-cancellable or cancellable with significant penalty as of October 31, 2025.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Other than the items noted in Note 16, Commitments and Contingencies, to our 2025 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we do not have any material off-balance sheet arrangements.

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

To determine Adjusted EBITDA, we adjust Net Income for the following items: non-cash depreciation and amortization, interest expense, income taxes and other items as described below. Stock-based compensation expense and, for periods prior to the exit of our former Sponsor, sponsor expense reimbursement are excluded from both Adjusted Net Income and Adjusted EBITDA because they are expenses which cannot be impacted by our business managers. Stock-based compensation expense also reflects a cost which may obscure trends in our underlying vehicle businesses for a given period, due to the timing and nature of the equity awards. We also adjust for exceptional items, which are determined to be those that in management’s judgment are not indicative of our ongoing operating performance and need to be disclosed by virtue of their size, nature or incidence, and include non-cash items and items settled in cash. In determining whether an event or transaction is exceptional, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.

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
•
the cash requirements to pay our taxes.

The following table reconciles Net income to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2025	October 31, 2024	October 31, 2023
Net income	$95.2	$257.6	$45.3
Depreciation and amortization	26.0	25.4	26.2
Interest expense, net	25.1	28.5	28.6
Provision for income taxes	22.3	82.8	12.9
EBITDA	168.6	394.3	113.0
Transaction expenses(a)	7.3	7.4	0.5
Sponsor expense reimbursement(b)	—	0.2	0.3
Restructuring costs(c)	—	12.3	—
Restructuring related charges(d)	—	7.8	6.7
Impairment charges(e)	—	14.5	—
Stock-based compensation expense(f)	12.6	12.7	14.4
Legal and related matters(g)	3.3	2.9	16.6
Net (gain) loss on sale of business and assets(h)	36.7	(289.3)	—
Other items (i)	1.0	—	1.3
Adjusted EBITDA	$229.5	$162.8	$152.8

The following table reconciles Net income to Adjusted Net Income for the periods presented:

	Fiscal Year Ended
(in millions)	October 31, 2025	October 31, 2024	October 31, 2023
Net income	$95.2	$257.6	$45.3
Amortization of intangible assets	1.7	2.2	3.5
Transaction expenses(a)	7.3	7.4	0.5
Sponsor expense reimbursement(b)	—	0.2	0.3
Restructuring costs(c)	—	12.3	—
Restructuring related charges(d)	—	7.8	6.7
Impairment charges(e)	—	14.5	—
Stock-based compensation expense(f)	12.6	12.7	14.4
Legal and related matters(g)	3.3	2.9	16.6
Net (gain) loss on sale of business and assets(h)	36.7	(289.3)	—
Other items(i)	1.0	—	1.3
Income tax effect of adjustments(j)	(22.0)	58.8	(10.9)
Adjusted Net Income	$135.8	$87.1	$77.7

(a)
Reflects costs incurred in connection with business acquisitions, dispositions, and capital market transactions. Transaction expenses for fiscal year 2025 include costs incurred in connection with the sale of Lance and Avery and the Proposed Merger which consists primarily of legal, due diligence, and investment banking expenses. Transaction expenses for fiscal year 2024 include costs incurred in connection with the Offerings and expenses that were incurred in connection with the sale of the Bus Manufacturing Businesses and Fire RTC, which consist primarily of success bonuses and legal and accounting expenses.
(b)
Reflects the reimbursement of expenses to our former Sponsor.
(c)
Fiscal year 2024 reflects restructuring costs incurred in connection with the discontinuation of manufacturing operations at the Company’s ENC facility.
(d)
Reflects costs that are directly attributable to restructuring activities that do not meet the definition of, or qualify as, restructuring costs under ASC 420, Exit or Disposal Cost Obligations. Restructuring related charges for fiscal year 2024, which consist primarily of losses on inventory for next generation propulsion products that were abandoned in connection with the discontinuation of manufacturing operations at the Company’s ENC facility. Restructuring related charges for fiscal year 2023 relates to costs associated with a reduction in force impacting corporate employees.
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
(g)
Reflects legal fees and other costs incurred in relation to legal matters that are outside the normal course of business. Fiscal year 2023 includes fees and costs to settle claims brought through the acquisition of certain assets as described in Note 16.
(h)
Fiscal year 2025 reflects the loss on sale of Lance and Avery within the Recreational Vehicles segment, partially offset by the gain on sale of a building in the Recreational Vehicles segment. Fiscal year 2024 reflects the pre-tax gain recognized in connection with the sale of the Bus Manufacturing Businesses and Fire RTC. Fiscal year 2023 includes the loss on the sale of a business within the Specialty Vehicles segment, which is fully offset by a gain on the sale of certain assets also within the Specialty Vehicles segment.
(i)
Fiscal year 2025 reflects the penalty amount paid to early terminate a lease within the Recreational Vehicles segment. Fiscal year 2023 reflects a loss on the disposition of a company investment, and other insignificant adjusting items.
(j)
Income tax effect of adjustments using estimated tax rates.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our 2025 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in our consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. We consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, consisting of trade names, are not amortized. However, the Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually or more often if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units or indefinite-lived intangible assets are less than their carrying amounts as a basis for determining whether or not to perform the quantitative impairment test. Qualitative testing includes the evaluation of economic conditions, financial performance and other factors such as key events when they occur. The Company then estimates the fair value of each reporting unit and each indefinite-lived intangible asset not meeting the qualitative criteria and compares their fair values to their carrying values.

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

If the fair value of any reporting unit, as calculated using the income approach and/or the market approach, when applicable, is less than its carrying value, an impairment charge is recorded for any excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill of that reporting unit.

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

During fiscal year 2025, the Company performed its annual goodwill test using a quantitative approach and did not identify any goodwill impairments. The goodwill balances at the Specialty Vehicles segment and Recreational Vehicles segments are $95.2 million and $42.5 million, respectively.

During fiscal year 2025, the Company performed its annual indefinite-lived trade name test using both a quantitative and qualitative approach and did not identify any impairments.

Warranty

Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s best estimate of the expected future cost of honoring our obligations under our limited warranty plans. The costs of fulfilling our warranty obligations principally involve replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. Our estimates are based on historical experience, the number of units involved and the cost per claim. A significant increase in replacement parts, labor and travel could have a material adverse impact on our operating results. If our warranty reserve were to change by 5%, it would not have a material impact on our gross profit for the fiscal year ended October 31, 2025.

Recent Accounting Pronouncements

Refer to Note 2 to our 2025 audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk based on fluctuations in interest rates and certain commodity market prices for key raw material inputs. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Interest Rate Risk

We are exposed to market risk based on fluctuations in market interest rates. Our exposure to fluctuating interest rate risk consists of floating rate debt instruments that are indexed to short-term benchmark interest rates. As of October 31, 2025, we had $40.0 million of principal outstanding under our Amended 2021 ABL Facility at an average rate of 5.6% per annum. On an annualized basis, a 100-basis point increase in our floating interest rates under the Amended 2021 ABL Facility would have increased interest expense by $0.4 million. A similar 100-basis point decrease in our floating interest rates would have decreased interest expense by $0.4 million.

Commodity Price Risk

We are a purchaser of certain commodities, including aluminum and raw steel. In addition, we are a purchaser of components and parts containing various commodities, including aluminum, fiberglass, copper and steel, which are integrated into our end products. We generally buy these commodities and components based on fixed market prices that are established with the vendor as part of the purchase process. Currently, purchase contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. Moving forward, we may include Raw Material Index movement protocols into supplier pricing agreements where appropriate. We are typically unable to pass along increased costs due to economic fluctuations to our customers but have implemented general price increases for our products to offset commodity price increases. We rarely use commodity financial instruments to hedge commodity prices. We sometimes fix our prices for certain materials over an agreed upon amount of time between three months to 24 months through contracts with our vendors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REV Group, Inc. and its subsidiaries (the Company) as of October 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 10, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of Reporting Units for Goodwill Testing

As described in Notes 2 and 8 to the consolidated financial statements, as of October 31, 2025, the Company’s consolidated goodwill balance was $137.7 million. The Company tests for impairment of goodwill annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate a potential impairment. To evaluate goodwill for potential impairment, management first assesses qualitatively whether it is necessary to perform a quantitative test. For certain reporting units, management determined that a quantitative test was appropriate. The Company determines the fair value of these reporting units using the market approach with a reconciliation to the market capitalization of the Company. To quantitatively measure goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit management makes significant estimates and assumptions, including projected revenue and earnings as well as comparable market data.

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

Our audit procedures related to projected revenue and earnings and comparable market data included the following procedures, among others:

•
We obtained an understanding of the relevant controls related to the valuation of the Company’s reporting units and tested such controls for design and operating effectiveness, including management review controls related to projected revenue and earnings and the selection of comparable market data.
•
We evaluated the appropriateness of the market approach.
•
We evaluated the reasonableness of management’s assumptions related to projected revenue and earnings by comparing to: (1) historical results, (2) external market and industry data and (3) evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialist, we evaluated the appropriateness of valuation models and the reasonableness of management’s selection of market data used in the market approach. We also tested the relevance and reliability of source information underlying management’s assumptions.

Valuation of Indefinite-lived Intangible Assets

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived trade names balance was $85.8 million as of October 31, 2025. Management conducts an impairment analysis annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. An impairment exists when the indefinite-lived trade names’ carrying value exceeds fair value. To evaluate indefinite-lived trade names for impairment, management first considers qualitative factors to determine whether it is more likely than not that impairment exists. For certain indefinite-lived trade names, the Company performed a quantitative test. The fair values of these trade names utilized in the quantitative tests are based on the prospective stream of hypothetical after-tax royalty cost savings discounted at rates of return appropriate for those assets. The assumptions used in management’s estimate which have the most significant effect on the estimated fair value of the Company’s tradenames are the projected revenue growth attributable to the trade names, royalty rates and discount rates.

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
•
We evaluated the reasonableness of management’s assumptions related to projected revenue growth attributable to trade names by comparing to: (1) current and past performance of branded products, (2) external data and (3) evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialist, we evaluated the reasonableness of the royalty rates and discount rates and tested the relevance and reliability of source information underlying the determination of such rates.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Milwaukee, Wisconsin

December 10, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REV Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited REV Group, Inc.'s (the Company) internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 10, 2025, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Milwaukee, Wisconsin

December 10, 2025

REV Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	October 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34.7	$24.6
Accounts receivable, net	167.6	152.3
Inventories, net	527.1	602.8
Prepaid expenses and other current assets	48.3	26.8
Total current assets	777.7	806.5
Property, plant and equipment, net	157.7	130.2
Goodwill	137.7	137.7
Intangible assets, net	85.8	95.4
Right of use assets	20.4	32.1
Deferred income taxes	9.7	5.4
Other long-term assets	11.0	5.7
Total assets	$1,200.0	$1,213.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194.8	$188.8
Short-term customer advances	171.1	158.0
Accrued compensation	40.4	33.7
Short-term accrued warranty	25.7	20.0
Short-term lease obligations	5.1	7.3
Other current liabilities	78.2	61.5
Total current liabilities	515.3	469.3
Long-term debt	40.0	85.0
Long-term customer advances	167.5	160.1
Long-term lease obligations	16.1	25.7
Other long-term liabilities	44.8	37.8
Total liabilities	783.7	777.9
Commitments and contingencies
Shareholders' Equity:
Preferred stock ($.001 par value, 95,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.001 par value, 605,000,000 shares authorized; 48,806,145 and 52,131,600 shares issued and outstanding, respectively)	0.1	0.1
Additional paid-in capital	215.4	316.5
Retained earnings	200.6	118.3
Accumulated other comprehensive income	0.2	0.2
Total shareholders' equity	416.3	435.1
Total liabilities and shareholders' equity	$1,200.0	$1,213.0

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Dollars in millions, except per share amounts)

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Net sales	$2,463.5	$2,380.2	$2,638.0
Cost of sales	2,093.7	2,082.9	2,321.9
Gross profit	369.8	297.3	316.1
Operating expenses:
Selling, general and administrative	187.6	190.9	227.5
Restructuring	—	12.3	—
Impairment charges	—	14.5	—
Total operating expenses	187.6	217.7	227.5
Operating income	182.2	79.6	88.6
Interest expense, net	25.1	28.5	28.6
Loss (Gain) on sale of business	39.6	(289.3)	1.1
Other expense	—	—	0.7
Income before provision for income taxes	117.5	340.4	58.2
Provision for income taxes	22.3	82.8	12.9
Net income	95.2	257.6	45.3
Other comprehensive loss, net of tax	—	—	(0.1)
Comprehensive income	$95.2	$257.6	$45.2

Net income per common share:
Basic	$1.92	$4.79	$0.77
Diluted	1.89	4.72	0.77
Dividends declared per common share	0.24	3.20	0.20

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Cash flows from operating activities:
Net income	$95.2	$257.6	$45.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.0	25.4	26.2
Stock-based compensation expense	12.3	12.7	14.4
Deferred income taxes	(17.7)	(15.3)	(12.8)
Impairment charges	—	14.5	—
Net Loss (Gain) on sale of business	39.6	(289.3)	1.1
Other non-cash adjustments	(1.2)	0.3	0.8
Changes in operating assets and liabilities, net
Receivables, net	(17.4)	64.2	(12.4)
Inventories, net	57.9	26.3	(30.7)
Other current assets	(21.5)	0.6	(3.6)
Accounts payable	5.0	(11.7)	44.4
Accrued warranty	11.0	3.8	7.2
Customer advances	20.5	(39.3)	24.6
Other liabilities	32.3	3.7	21.3
Long-term assets	(0.9)	(0.1)	0.7
Net cash provided by operating activities	241.1	53.4	126.5

Cash flows from investing activities:
Purchase of property, plant and equipment	(51.1)	(27.6)	(32.8)
Proceeds from sale of assets	3.8	4.5	1.7
Proceeds from sale of businesses	—	371.6	0.6
Other investing activities	(3.0)	—	0.6
Net cash (used in) provided by investing activities	(50.3)	348.5	(29.9)

Cash flows from financing activities:
Net payments from borrowings on revolving credit	(45.0)	(65.0)	(80.0)
Payment of dividends	(12.9)	(192.0)	(12.1)
Repurchase and retirement of common stock	(107.6)	(126.1)	—
Payments of withholding taxes for vesting of stock awards	(4.8)	(11.5)	(5.9)
Other financing activities	(10.4)	(4.0)	2.3
Net cash used in financing activities	(180.7)	(398.6)	(95.7)

Net increase in cash and cash equivalents	10.1	3.3	0.9

Cash and cash equivalents, beginning of year	24.6	21.3	20.4
Cash and cash equivalents, end of year	$34.7	$24.6	$21.3

Supplemental disclosures of cash flow information:
Cash paid for interest	$17.8	$23.8	$24.2
Cash paid for income taxes, net	44.5	108.3	8.8
Cash paid for operating lease liabilities	10.1	10.3	11.0
Operating right-of-use assets obtained	2.0	3.9	23.0

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)

	Common Stock			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Amount	# Shares		Capital	Earnings	Income (Loss)	Equity
Balance, October 31, 2022	$0.1	59,323,534	Sh.	$436.4	$19.5	$0.3	$456.3
Net income					45.3		45.3
Stock-based compensation expense				14.4			14.4
Exercise of common stock options	—	6,000	Sh.	0.1			0.1
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	382,424	Sh.	(2.7)			(2.7)
Other comprehensive loss, net of tax						(0.1)	(0.1)
Forfeitures of restricted stock awards and employee tax withholdings on vested awards, net of issuances	—	(206,129	Sh.)	(3.2)			(3.2)
Dividends declared on common stock					(12.1)		(12.1)
Balance, October 31, 2023	$0.1	59,505,829	Sh.	$445.0	$52.7	$0.2	$498.0
Net income					257.6		257.6
Stock-based compensation expense				12.7			12.7
Vesting of restricted and performance stock units, net of forfeitures and employee tax withholdings	—	588,006	Sh.	(8.6)			(8.6)
Issuances of restricted stock awards, net of employee tax withholdings on vested awards	—	37,765	Sh.	(2.9)			(2.9)
Repurchase and retirement of common stock, including fees and excise taxes	—	(8,000,000	Sh.)	(129.7)			(129.7)
Dividends declared on common stock					(192.0)		(192.0)
Balance, October 31, 2024	$0.1	52,131,600	Sh.	$316.5	$118.3	$0.2	$435.1
Net income					95.2		95.2
Stock-based compensation expense				12.3			12.3
Vesting of restricted stock units, net of forfeitures and employee tax withholdings	—	199,133	Sh.	(2.7)			(2.7)
Employee tax withholdings on vesting of restricted stock awards	—	(67,609	Sh.)	(2.1)			(2.1)
Repurchase and retirement of common stock, including fees and excise taxes	—	(3,456,979	Sh.)	(108.6)			(108.6)
Dividends declared on common stock					(12.9)		(12.9)
Balance, October 31, 2025	$0.1	48,806,145	Sh.	$215.4	$200.6	$0.2	$416.3

See Notes to Consolidated Financial Statements.

REV Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(All tabular amounts presented in millions, except share and per share amounts)

Note 1. Nature of Operations, Equity Sponsor and Related Party Transactions

Nature of Operations: REV Group, Inc. (“REV” or “the Company”) companies are leading designers, manufacturers and distributors of specialty vehicles and related aftermarket parts and services, serving a diversified customer base, primarily in North America. Effective January 31, 2024, the Company combined its Fire & Emergency segment and Commercial segment into a new segment— the Specialty Vehicles segment. Additionally, the Recreation segment was renamed the Recreational Vehicles segment. With this change, the Company’s businesses are aligned in two reportable segments: Specialty Vehicles and Recreational Vehicles. The Company’s Specialty Vehicles business is conducted primarily under the following brands: E-One, Ferrara, KME, Spartan Emergency Response, Smeal, Spartan Fire Chassis, Ladder Tower, AEV, Horton, Leader, Road Rescue, Wheeled Coach, Capacity, and LayMor. The Company’s Recreational Vehicles business is conducted primarily under the following brands: American Coach, Fleetwood RV, Holiday Rambler, Renegade RV and Midwest Automotive Designs.

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

Upon completion of the second of the two Offerings, AIP ceased to beneficially own at least 15% of the Company’s outstanding shares of common stock, in the aggregate. As a result, under the terms of the Amended and Restated Shareholders Agreement, dated as of February 1, 2017 (as amended), AIP no longer had significant influence over the Company, including control over decisions that require the approval of stockholders, and no longer has the right to nominate any directors to the Board of Directors of the Company. Each of the board members previously nominated by AIP resigned from the Board of Directors of the Company, effective upon the completion of the second of the two Offerings. AIP is no longer considered a sponsor or related party of the Company.

Proposed Merger: On October 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Terex Corporation, a Delaware Corporation (“Terex”), Tag Merger Sub 1 Inc., a Delaware corporation and a directly wholly owned subsidiary of Terex (“Merger Sub 1”), and Tag Merger Sub 2 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Terex (“Merger Sub 2”). The proposed merger (“Proposed Merger”) intends to form a leading specialty equipment manufacturer in emergency, waste, utilities, environmental and materials processing equipment with attractive end markets characterized by low cyclicality, resilient demand and long-term growth profiles

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (i) Merger Sub 1 will be merged with and into REV (the “First Merger”), with REV continuing as the surviving corporation in the First Merger (the time the First Merger becomes effective, the “Effective Time”) and (ii) immediately following the First Merger, REV will be merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company in the Second Merger as a wholly owned subsidiary of Terex. At the Effective Time, each issued and outstanding share of the Company's common stock (other than certain excluded shares) will be converted into the right to receive (i) 0.9809 shares of common stock, par value $0.01 per share, of Terex, and (ii) $8.71 in cash (without interest), in each case subject to the terms and conditions of the Merger Agreement.

If the Proposed Merger is completed, our common stock will cease to be listed on the New York Stock Exchange and will be deregistered. The Proposed Merger is subject to shareholder approval by both the Company's and Terex's shareholders, antitrust and regulatory approvals, and other customary closing conditions.

The preliminary Form S-4 related to the Proposed Merger with Terex was filed with the Securities and Exchange Commission on December 8, 2025.

Related Party Transactions: During fiscal years 2024 and 2023, the Company reimbursed its former Sponsor for expenses in the amount of $0.2 million and $0.3 million, respectively. Additionally, in 2024 the Company incurred expenses associated with its former Sponsor in connection with the Offerings and the related share repurchase. All related party expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. There were no significant related party transactions during fiscal year 2025.

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

Fiscal Year: The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to fiscal years 2025, 2024 and 2023 relate to the fiscal years ended October 31, 2025, 2024 and 2023, respectively.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of bank deposits and overnight sweep accounts. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

Under our cash management system, book overdraft balances may exist for our disbursement accounts, which represent uncleared checks in excess of cash balances in individual bank accounts. Such amounts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of October 31, 2025 and October 31, 2024, the Company had net book overdrafts of $3.4 million and $17.7 million, respectively.

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

Receivables are written off when management determines collection is highly unlikely and collection efforts have ceased. The change in the allowance for uncollectible accounts is as follows:

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Beginning balance	$0.5	$0.9	$1.8
Net recorded expense	1.2	0.7	0.2
Write-offs, net of recoveries/payments	(0.5)	(1.1)	(1.1)
Ending balance	$1.2	$0.5	$0.9

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and cash and cash equivalents. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion within North America. The Company continuously monitors credit risk associated with its receivables. The Company’s top five customers accounted for approximately 15%, 14% and 14% of its net sales for fiscal years 2025, 2024 and 2023, respectively.

Concentration of credit risk with respect to cash and cash equivalents is related to deposits held with financial institutions, which may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with major financial institutions within the United States. As of October 31, 2025 and October 31, 2024, the Company had $34.4 million and $24.3 million of uninsured cash balances in excess of Federal Depository Insurance Company limits, respectively.

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

Long-Lived Assets Including Definite-Lived Intangible Assets: Property, plant and equipment and intangible assets with definite lives are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of such assets to the undiscounted future cash flows expected to be generated by such assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the fair value exceed its carrying amount. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market value and third-party independent appraisals, as considered necessary.

Self-Insurance: The Company self-insures a portion of its workers' compensation, product and general liability, and medical claims exposure. Under these self-insurance plans, liabilities are recognized for claims incurred, including those incurred but not reported. The Company may use third party administrators and actuaries who use historical claims experience, state and industry specific development factors and various state statutes to assist in the determination of the accrued liability balance. As the Company pays the claims, the reserve is released for incurred and reported claims.

Advertising costs: Advertising costs are included in Selling, general and administrative expense and are expensed as incurred. Advertising costs totaled $6.9 million, $7.9 million, and $8.5 million for the fiscal years ended October 31, 2025, 2024, and 2023, respectively.

Research and Development costs: Research and development (“R&D”) costs are included as part of Selling, general, and administrative expenses and are expensed as incurred. R&D costs totaled $5.8 million, $3.3 million and $4.7 million for the fiscal years ended October 31, 2025, 2024 and 2023, respectively.

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

The Company’s primary source of revenue is generated from the manufacture and sale of specialty vehicles through its direct sales force and dealer network. The Company also generates revenue through separate contracts that relate to the sale of aftermarket parts and services. Revenue is primarily recognized at a point-in-time, when control is transferred, which generally occurs when the product has been shipped to the customer or when it has been picked-up from the Company’s manufacturing facilities. Revenue from services and revenue from when the entity's performance enhances an asset the customer controls are recognized over time based on a cost input method. Revenues generated over time are considered an immaterial percentage of total revenue. Shipping and handling costs that occur after the transfer of control are fulfillment costs that are recorded in Cost of sales in the Consolidated Statements of Income and Comprehensive Income when incurred or when the related product revenue is recognized, whichever is earlier. Certain customers may request bill and hold transactions according to the terms in the contract. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory and is ready for physical transfer to the customer, and (iv) the Company cannot use the product or redirect the product to another customer. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, and payment is usually received shortly after billing. Payments for certain contracts are received in advance of satisfying the related performance obligations. Such payments are recorded as Customer advances in the Company’s Consolidated Balance Sheets. The Company reduces the contract liabilities when the Company transfers control of the promised good or service. During fiscal year 2025, the Company recognized $146.6 million of revenue that was included in the customer advances balance of $318.1 million as of October 31, 2024. During fiscal year 2024, the Company recognized $166.3 million of revenue that was included in the customer advances balance of $357.4 million as of October 31, 2023. During fiscal year 2023, the Company recognized $166.1 million of revenue that was included in the customer advances balance of $332.8 million as of October 31, 2022. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges incurred on customer advances during the years ended October 31, 2025, 2024, and 2023 of $13.8 million, $10.4 million, and $8.7 million respectively, were recorded in Interest expense in the Consolidated Statement of Income and Comprehensive Income. The Company does not have significant contract assets.

Remaining Performance Obligations

As of October 31, 2025, the Company had unsatisfied performance obligations for non-cancelable contracts with an original duration greater than one year totaling $3,494.6 million, of which $1,453.6 million is expected to be satisfied and revenue recognized in fiscal year 2026 and $2,041.0 million is expected to be satisfied and recognized in revenue thereafter.

Warranty: Provisions for estimated warranty and other related costs are recorded in cost of sales and are periodically adjusted to reflect actual experience. The amount of accrued warranty liability reflects management’s estimate of the expected future cost of settling the Company’s obligations under its warranty programs. The costs of fulfilling the Company’s warranty obligations primarily consist of replacement parts, labor and sometimes travel for any field retrofit or recall campaigns. The Company’s estimates are based on historical warranty expenditures, length of the warranty obligations for units sold, and the number of units under warranty. If a warranty cost is incurred due to a defect in purchased material, the Company will seek reimbursement from the vendor.

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

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of October 31, 2025, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.

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

Recent Accounting Pronouncements

Accounting Pronouncement - Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollfoward information, which is effective for fiscal years beginning after December 15, 2023. We adopted ASU 2022-04 in the first quarter of fiscal year 2024, and we adopted the amendment on rollforward information in the fourth quarter of fiscal year 2025. Refer to Note 3, Supply Chain Finance Program, for further details.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the annual requirements of ASU 2023-07 in fiscal year 2025 and plan to adopt the interim requirements of ASU 2023-07 in fiscal year 2026. Refer to Note 18, Business Segment Information, for further details.

Accounting pronouncements - To be Adopted

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

All outstanding amounts related to suppliers participating in the SCF program are confirmed with the third-party financial institution and are recorded in Accounts payable in the Consolidated Balance Sheets. The Company’s outstanding obligation under the SCF program was $11.2 million and $9.1 million as of October 31, 2025 and October 31, 2024, respectively.

The changes in our payment obligations were as follows:

October 31, 2025
Balance at beginning of year	$9.1
Invoices confirmed during the year	37.4
Invoices paid during the year	(35.3)
Balance at end of year	$11.2

Note 4. Inventories

Inventories, net of reserves, consisted of the following:

	October 31, 2025	October 31, 2024
Chassis	$91.2	$118.0
Raw materials & parts	167.3	193.3
Work in process	252.6	243.2
Finished products	37.0	57.4
	548.1	611.9
Less: reserves	(21.0)	(9.1)
Total inventories, net	$527.1	$602.8

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2025	October 31, 2024
Land & land improvements	$16.6	$15.7
Buildings & improvements	107.8	99.5
Machinery & equipment	107.2	96.9
Computer hardware & software	62.6	64.6
Office furniture & fixtures	6.4	6.2
Construction in process	18.4	7.7
	319.0	290.6
Less: accumulated depreciation	(161.3)	(160.4)
Total property, plant and equipment, net	$157.7	$130.2

Depreciation expense was $24.3 million, $23.2 million and $22.7 million for fiscal years 2025, 2024 and 2023, respectively. In connection with the discontinuation of manufacturing operations at the Company's ElDorado National (California) (“ENC”) facility, the Company recorded impairment charges of property, plant, and equipment of $4.4 million during fiscal year 2024. The fair value used in this impairment assessment was based on Level 3 inputs as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Refer to Note 7, Restructuring and Other Related Charges, for further details.

Note 6. Divestitures

On January 26, 2024, the Company entered into a Stock Purchase Agreement (the “Collins Stock Purchase Agreement”) by and among the Company, Collins Industries, Collins, Forest River, Inc. and Forest River Bus, LLC (“Forest River”), pursuant to which Collins Industries agreed to sell all of the issued and outstanding shares of capital stock of Collins to Forest River. The sale optimized the Company's portfolio of products and created a more focused operating structure aligned with markets where the Company has a strong presence of industry leading brands. The transactions under the Collins Stock Purchase Agreement closed on January 26, 2024. In connection with the completion of the sale of Collins, the Company received cash consideration of $309.6 million and recorded a gain on sale of $258.9 million, which is included in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company incurred $5.0 million of transaction costs in connection with this sale, which are included in the Selling, general and administrative expense in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2024. Collins was previously reported as part of the Specialty Vehicles segment.

On April 30, 2024, in connection with a strategic review of the product portfolio, the Company sold certain assets of the Fire RTC business. In connection with the sale, the Company recorded a gain of $1.5 million, which is included in the Company’s Consolidated Statements of Income and Comprehensive Income. The remaining assets and liabilities of the Fire RTC business are included within the Specialty Vehicles segment.

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

On June 26, 2025, in connection with a strategic decision to exit its non-motorized recreational vehicle manufacturing business, the Company entered into a Stock Purchase Agreement (the “Lance Stock Purchase Agreement”) by and among REV Recreation Group Funding, Inc. (“RRG Funding”), Lance Camper Mfg. Corp. (“Lance”), Avery Transport Inc. (“Avery”), and Vision Kore, Inc. and certain of its affiliates, pursuant to which RRG Funding agreed to sell all of the issued and outstanding shares of capital stock of Lance and Avery to Vision Kore, Inc. The transactions under the Lance Stock Purchase Agreement closed on June 26, 2025. In connection with the completion of the sale of Lance and Avery, the Company recorded a non-cash loss of $39.6 million which is included in the Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2025. Lance and Avery were previously reported as part of the Recreational Vehicles segment.

Note 7. Restructuring and Other Related Charges

On January 29, 2024, the Company announced that it would discontinue manufacturing operations at the Company’s ENC facility in Riverside, California. The discontinuation of manufacturing at ENC created a more focused portfolio that provided opportunities for growth, consistent cash generation and improved margin performance. As noted in Note 6, Divestitures, the Company sold ENC in the fourth quarter of fiscal year 2024.

The Company incurred certain restructuring and other related charges in connection with the decision to discontinue manufacturing at the ENC facility. During fiscal year 2024, the Company recorded restructuring charges related to this matter of $12.3 million, primarily related to severance and retention costs, and contract cancelation costs. During fiscal year 2024, the Company also incurred restructuring related charges from this activity consisting of $11.6 million of impairment charges related to intangible assets and property, plant, and equipment, $7.5 million of inventory charges, and $0.3 million of other costs. With the finalization of the discontinuation of manufacturing operations and the sale of ENC, this restructuring activity is complete. There is no remaining restructuring liability as of October 31, 2025. ENC was previously reported as part of the Specialty Vehicles Segment.

Note 8. Goodwill and Intangible Assets

The table below represents goodwill by segment:

	October 31, 2025	October 31, 2024
Specialty Vehicles	$95.2	$95.2
Recreational Vehicles	42.5	42.5
Total goodwill	$137.7	$137.7

The change in the net carrying value of goodwill consisted of the following:

	October 31, 2025	October 31, 2024
Balance at beginning of period	$137.7	$157.3
Divestitures (Note 6)	—	(19.6)
Balance at end of period	$137.7	$137.7

Intangible assets (excluding goodwill) consisted of the following:

	October 31, 2025
	Gross	Accumulated Amortization	Net
Finite-lived customer relationships:	$23.1	$(18.8)	$4.3
Indefinite-lived trade names	81.5	—	81.5
Total intangible assets, net	$104.6	$(18.8)	$85.8

	October 31, 2024
	Gross	Accumulated Amortization	Net
Finite-lived customer relationships	$23.3	$(17.3)	$6.0
Indefinite-lived trade names	89.4	—	89.4
Total intangible assets, net	$112.7	$(17.3)	$95.4

The change in the net carrying value of indefinite-lived trade names consisted of the following:

	October 31, 2025	October 31, 2024
Balance at beginning of period	$89.4	$107.4
Impairment charges	—	(9.1)
Divestiture (Note 6)	(7.9)	(8.9)
Balance at end of period	$81.5	$89.4

Amortization expense was $1.7 million, $2.2 million and $3.5 million for fiscal years 2025, 2024 and 2023, respectively. The estimated future amortization expense of intangible assets for the subsequent five fiscal years is as follows: 2026 - $1.2 million; 2027 - $1.2 million; 2028 - $1.2 million; 2029 - $0.6 million, at which point all finite-lived intangible assets will be fully amortized. As of October 31, 2025, fully amortized intangible assets and the related accumulated amortization were written off.

In connection with the discontinuation of manufacturing operations at the ENC facility, the Company recorded an impairment charge of an indefinite-lived trade name of $7.2 million during fiscal year 2024. Refer to Note 7, Restructuring and Other Related Charges, for further details related to this discontinuation. Additionally, during fiscal year 2024, the Company recorded a $1.9 million impairment charge of an indefinite-lived trade name included within the Recreational Vehicles segment, which was due to lower-than-expected operating results at a specific business unit. These impairments were based on Level 3 inputs, as defined by ASC 820, Fair Value Measurements.

Note 9. Long-Term Debt

The Company was obligated under the following debt instruments:

	October 31, 2025	October 31, 2024
ABL Facility	$40.0	$85.0

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

The following table summarizes the gross borrowing and gross payments of long-term debt:

	October 31, 2025	October 31, 2024	October 31, 2023
Gross borrowings	$988.0	$969.0	$713.0
Gross payments	1,033.0	1,034.0	793.0
Total net borrowings	$(45.0)	$(65.0)	$(80.0)

All revolving loans under the Amended 2021 ABL Facility bear interest at rates equal to, at the Company’s option, either a base rate plus an applicable margin, or a SOFR rate plus an applicable margin and credit spread adjustment of 0.1% for all interest periods. As of October 31, 2025, the interest rate margins are 0.5% for all base rate loans and 1.5% for all SOFR rate loans (with the SOFR rate having a floor of 0.0%), subject to adjustment based on the calculation of average quarterly availability in relation to the total revolving loan commitment. Interest is payable quarterly for the swing line loan and all base rate loans, and is payable on the last day of any interest period or every three months for all SOFR rate loans. The weighted-average interest rate on borrowings outstanding under the Amended 2021 ABL Facility was 5.6% as of October 31, 2025. The weighted-average interest rate on borrowings outstanding under the 2021 ABL Facility was 6.8% as of October 31, 2024.

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

The Company would become subject to compliance with a 1.0 to 1.0 minimum fixed charge coverage ratio financial covenant under the Amended 2021 ABL Agreement if the Company’s borrowing base availability falls below the greater of $35.0 million or 12.5% of the borrowing base. As of October 31, 2025, the Company’s availability under the Amended 2021 ABL Facility was $307.6 million.

As of October 31, 2024, the Company’s availability under the 2021 ABL Facility was $349.6 million.

The fair value of the Amended 2021 ABL Facility approximated book value on October 31, 2025 and October 31, 2024.

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

Changes in the Company’s warranty liability consisted of the following:

	October 31, 2025	October 31, 2024
Balance at beginning of year	$42.1	$39.1
Warranty provisions	47.1	45.0
Settlements made	(36.1)	(40.9)
Divestiture (Note 6)	(0.4)	(1.1)
Balance at end of year	$52.7	$42.1

Accrued warranty is classified in the Company’s consolidated balance sheets as follows:

	October 31, 2025	October 31, 2024
Current liabilities	$25.7	$20.0
Other long-term liabilities	27.0	22.1
Total warranty liability	$52.7	$42.1

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

During fiscal years 2025, 2024, and 2023, the Company recognized total operating lease costs resulting from fixed lease payments of $9.4 million, $10.8 million, and $10.7 million, respectively.

At October 31, 2025, future minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are summarized by fiscal year in the table below:

2026	$6.2
2027	5.1
2028	3.8
2029	3.1
2030	2.3
Thereafter	4.3
Total undiscounted lease payments	24.8
Less: Imputed interest	(3.6)
Total lease liabilities	$21.2

As of October 31, 2025, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.4 years and 6.4%, respectively.

As of October 31, 2024, the weighted average remaining lease term and the weighted average discount rate for operating leases was 5.3 years and 6.8%, respectively.

Note 12. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. Each employee who elects to participate is eligible to receive Company matching contributions that are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for the Company’s matching contributions were $10.4 million, $10.7 million and $10.6 million during fiscal years 2025, 2024 and 2023, respectively.

Note 13. Shareholders' Equity

Share Repurchases: On June 1, 2023, the Company’s Board of Directors approved a new share repurchase program that allowed the repurchase of up to $175.0 million of the Company’s outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program replaced the Company's prior share repurchase program. The 2023 Repurchase Program would have expired 24 months after the approval date and gave management flexibility to determine conditions under which the shares may be purchased, subject to certain limitations. During fiscal year 2023, the Company did not repurchase any shares under the 2023 Repurchase Program or the Company's prior repurchase program. During fiscal year 2024, the Company repurchased and retired 8,000,000 shares under this repurchase program at a total cost of $126.1 million and at a price of approximately $15.76 per share, as described further below. The Company incurred approximately $3.6 million in additional fees and excise taxes associated with the repurchase which has been included within the total cost of the share repurchase and recorded directly within equity.

On December 5, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $250.0 million of the Company’s outstanding common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program replaced the 2023 Repurchase Program. The 2024 Repurchase Program expires 24 months after the authorization date and gives management flexibility to determine the conditions under which shares may be purchased from time to time through a variety of methods, including in privately negotiated or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The 2024 Repurchase Program does not obligate the Company to acquire any specific number of shares and it can be suspended or discontinued at any time without notice. During the year ended October 31, 2025, the Company repurchased and retired 3,456,979 shares under the 2024 Share Repurchase Program at a cost of $107.6 million and at an average price of approximately $31.10 per share, excluding commissions, fees and excise taxes.

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

Note 14. Stock Compensation

The 2016 Omnibus Incentive Plan had 8,000,000 shares authorized for issuance. During fiscal year 2024, the 2016 Omnibus Incentive Plan was amended and restated (the “Amended and Restated 2016 Plan”), which resulted in an increase to the maximum number of shares available for issuance. As of October 31, 2025 there were 2,480,267 shares remaining under the Amended and Restated 2016 Plan, which excludes shares underlying outstanding awards.

Under the Amended and Restated 2016 Plan, officers, directors, including non-employee directors, employees and consultants of the Company may be granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”) performance stock units (“PSUs”), stock options or other awards. RSAs and RSUs generally vest over a one to four-year service period following the grant date, provided the recipient is still our employee, consultant, or non-employee director, at the time of vesting. PSUs generally vest over a one to three-year service period following the grant date, provided the recipient is still our employee at the time of vesting, and provided the achievement of any performance targets applicable to each award are achieved.

For fiscal years 2025, 2024, and 2023, the Company recorded stock-based compensation expense, including employer payroll taxes incurred when awards are vested, of $12.6 million, $12.7 million, and $14.4 million, respectively, within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The actual income tax benefit realized totaled $2.3 million, $2.3 million, and $2.9 million for those same periods.

Restricted Stock Awards: For fiscal year 2025, the change in the number of nonvested RSAs outstanding consisted of the following:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Nonvested, beginning of year	456,122	$14.81
Granted	—	—
Vested	(155,224)	14.26
Forfeited	—	—
Nonvested, end of year	300,898	$15.09

There were no RSAs granted during fiscal year 2025. The weighted average grant date fair value of RSAs granted during fiscal years 2024 and 2023 was $17.04 and $13.01 per award, respectively. The total fair value of RSAs that vested during fiscal years 2025, 2024, and 2023 was $4.9 million, $6.7 million, and $7.4 million, respectively.

As of October 31, 2025, the Company had $2.7 million of unrecognized compensation expense related to RSAs, which will be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units: For fiscal year 2025, the change in the number of nonvested RSUs outstanding consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	728,273	$15.98
Granted	301,696	31.39
Vested	(279,843)	15.08
Forfeited	(48,242)	19.03
Nonvested, end of year	701,884	$22.75

The weighted average grant date fair value of RSUs granted during fiscal years 2025, 2024, and 2023 was $31.39, $18.22, and $12.93 per unit, respectively. The total fair value of RSUs that vested during fiscal years 2025, 2024, and 2023 was $9.3 million, $6.3 million, and $4.1 million, respectively.

As of October 31, 2025, the Company had $8.9 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.9 years.

Performance Stock Units: For fiscal year 2025, the change in the number of nonvested PSUs consisted of the following:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested, beginning of year	—	$—
Granted	86,299	31.44
Earned	21,575	30.79
Vested	—	—
Forfeited	—	—
Nonvested, end of year	107,874	$31.31

The weighted average grant date fair value of PSUs granted during fiscal years 2025 and 2023 was $31.44 and $12.41 per unit, respectively. There were no PSUs granted during fiscal year 2024. There were no PSUs vested during fiscal year 2025. The total fair value of PSUs that vested during fiscal years 2024 and 2023 was million, $14.9 million and $3.6 million, respectively.

As of October 31, 2025, the Company had $1.5 million of unrecognized compensation expense related to PSUs, which will be recognized over a weighted-average period of 1.5 years.

Note 15. Income Taxes

Income is taxed in the following jurisdictions:

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Domestic	$117.4	$340.4	$58.9
Foreign	0.1	—	(0.7)
Income before provision for income taxes	$117.5	$340.4	$58.2

Provision for income taxes is summarized as follows:

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Current:
Federal	$27.8	$80.3	$19.7
State	12.2	17.8	6.1
Foreign	—	—	(0.1)
Total Current	40.0	98.1	25.7
Deferred:
Federal	(13.3)	(15.2)	(10.5)
State	(4.4)	(0.1)	(2.3)
Total Deferred	(17.7)	(15.3)	(12.8)
Provision for income taxes	$22.3	$82.8	$12.9

Income tax provision at the federal statutory rate is reconciled to the Company’s provision for income taxes as follows:

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Income tax provision at federal statutory rate	$24.7	$71.5	$12.2
State expense	4.7	13.3	2.2
Manufacturing and research incentives	(2.8)	(4.0)	(3.5)
Nondeductible items	1.1	1.2	0.3
Uncertain tax positions	2.3	0.3	1.2
Valuation allowance	0.9	(0.4)	0.3
Stock-based compensation	0.2	(0.5)	0.2
Sale of business	(8.8)	1.4	—
Provision for income taxes	$22.3	$82.8	$12.9

Tax expense for fiscal year 2025 was favorably impacted by a tax loss on the sale of the Lance and Avery businesses and incentives for U.S. manufacturing and research. Tax expense was unfavorably impacted by nondeductible expenses and additional unrecognized tax benefits recorded during the year.

Tax expense for fiscal year 2024 was favorably impacted by incentives for U.S. research and stock-based compensation tax deduction and was unfavorably impacted by nondeductible expenses.

Tax expense for fiscal year 2023 was favorably impacted by incentives for U.S. research. Tax expense was unfavorably impacted by additional unrecognized tax benefits recorded during the year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA contains provisions to enhance and expand bonus depreciation, allow immediate expensing of domestic research costs, accelerate deductions of previously deferred domestic research costs, and modify the international tax framework. The impact of OBBBA was not material to the Company’s financial statements for fiscal year 2025.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	October 31, 2025	October 31, 2024
Deferred tax assets:
Product warranty	$12.4	$8.8
Inventory	8.1	5.4
Deferred employee benefits	10.4	8.2
Net operating loss and credit carryforwards	7.2	4.8
Lease obligations	5.3	8.4
Capitalized research expenditures	20.4	17.0
Other reserves and allowances	6.0	4.3
Gross deferred tax assets	69.8	56.9
Less: valuation allowance	(6.7)	(4.4)
Deferred tax assets	63.1	52.5
Deferred tax liabilities:
Intangible assets	(30.0)	(23.6)
Property, plant and equipment	(16.2)	(13.1)
Right of use asset	(5.1)	(8.1)
Other	(2.1)	(2.3)
Deferred tax liabilities	(53.4)	(47.1)
Net deferred tax asset	$9.7	$5.4

The net deferred tax assets and liabilities recorded in the consolidated balance sheet are as follows:

	October 31, 2025	October 31, 2024
Noncurrent deferred tax asset	$9.7	$5.4
Noncurrent deferred tax liability	—	—
Net deferred tax asset	$9.7	$5.4

The Company has state net operating loss carryforwards of approximately $83.0 million, which begin to expire in 2029 and are partially offset by a valuation allowance. As of October 31, 2025, the Company also has state capital loss carryforwards of $1.6 million, offset by a valuation allowance. The Company has state tax credit carryforwards of $2.1 million, which will begin to expire in 2026 and are partially offset by a valuation allowance.

The Company, or one of its subsidiaries, files income tax returns in the U.S, India, and various state jurisdictions. Fiscal years 2022 through 2024 remain open to tax examination by U.S. federal authorities and fiscal years 2021 through 2024 remain open to tax examination by state tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Balance at beginning of year	$3.7	$4.8	$3.8
Additions for tax positions in prior year	2.1	0.2	0.5
Additions for tax positions in current year	0.6	1.4	0.5
Cash settlements with taxing authorities	—	(1.5)	—
Statute of limitations	(0.2)	(1.2)	—
Balance at end of year	$6.2	$3.7	$4.8

If recognized, $7.4 million, $3.9 million, and $5.6 million of the Company’s unrecognized tax benefits as of October 31, 2025, October 31, 2024 and October 31, 2023, respectively, would affect the Company’s effective income tax rate.

Note 16. Commitments and Contingencies

The Company is, from time to time, party to various legal proceedings, including product and general liability claims, arising out of the ordinary course of business. Assessments of legal proceedings can involve complex judgments about future events that may rely on estimates and assumptions. When assessing whether to record a liability related to legal proceedings, the Company adheres to the requirements of ASC 450, Contingencies, and other applicable guidance as necessary, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. When a range exists that is reasonably estimable and the loss is probable, the Company records an accrual in its financial statements equal to the most likely estimate of the loss, or the low end of the range, if there is no one best estimate. Additionally, these claims are sometimes covered by third-party insurance, which for some insurance policies is subject to a retention for which the Company is responsible. In the event the loss amount recorded for a claim exceeds the Company's retention, an indemnification receivable is recorded for the difference as long as the receivable is probable of collection.

Market Risks: The Company is contingently liable under bid, performance and specialty bonds issued by the Company's surety companies and has open standby letters of credit issued by the Company’s banks in favor of third parties as follows:

	October 31, 2025	October 31, 2024
Performance, bid and specialty bonds	$706.0	$675.5
Open standby letters of credit	15.0	14.2
Total	$721.0	$689.7

Chassis Contingent Liabilities: The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company upon delivery. Accordingly, the chassis are not owned by the Company when delivered, and therefore, are excluded from the Company’s inventory. Upon being put into production, the Company owns the inventory and becomes obligated to pay the manufacturer for the chassis. Chassis are typically placed into production within 90 to 120 days of delivery to the Company. If the chassis are not placed into production within this timeframe, the Company generally purchases the chassis and records inventory, or the Company is obligated to begin paying an interest charge on this inventory until purchased. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the value of the vehicle chassis that would be resold to mitigate any losses. The Company’s contingent liability under such agreements was $25.6 million and $20.8 million as of October 31, 2025 and October 31, 2024, respectively.

From time to time, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $27.5 million and $38.1 million as of October 31, 2025 and October 31, 2024, respectively. Losses incurred related to these arrangements have not been significant.

Repurchase Commitments: The Company has repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements were $451.9 million and $380.6 million as of October 31, 2025, and October 31, 2024, respectively, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which is required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding at October 31, 2025 and October 31, 2024 is immaterial.

Guarantee Arrangements: The Company is party to multiple agreements whereby it guaranteed an aggregate of $14.4 million and $21.7 million at October 31, 2025 and October 31, 2024, respectively, of indebtedness of others, including losses under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $2.8 million and $4.0 million at October 31, 2025 and October 31, 2024, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. Additionally, the Company cannot guarantee that the collateral underlying the agreements will be available or sufficient to avoid losses materially in excess of the amount reserved.

Other Matters: In January 2023, the Company agreed, in principle, to settle a claim brought by a plaintiff who was injured as a passenger in an accident involving a shuttle bus that was manufactured by Krystal Bus prior to the Company’s acquisition of certain assets related to that business. The Company did not admit to any liability on the merits of the claim but deemed a settlement to be in its best interest based on the facts and circumstances of the claim, as they developed in the first quarter of fiscal year 2023. The Company was also involved in additional lawsuits filed by plaintiffs who were passengers on the shuttle bus that was in the same accident. The Company settled all of these claims for an aggregate amount of $13.7 million, which was expensed and paid during fiscal year 2023, and as such, there was no remaining liability as of October 31, 2023. The losses associated with the collective group of claims are included within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal year ended October 31, 2023. The Company is in the process of seeking reimbursement of the settlement payments from its insurers; however, no loss recovery asset has been recorded as of October 31, 2025.

Note 17. Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of the dilutive effect of outstanding stock options, PSUs, RSUs, and RSAs. The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average shares outstanding:

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Basic weighted-average common shares outstanding	49,673,809	53,831,965	58,641,801
Dilutive stock options	—	—	1,980
Dilutive RSAs	234,250	248,267	324,174
Dilutive RSUs	443,627	385,316	182,960
Dilutive PSUs	22,167	159,831	24,315
Diluted weighted-average common shares	50,373,853	54,625,379	59,175,230

The table below represents exclusions from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Anti-Dilutive Shares	6,108	60,357	235,755

Note 18. Business Segment Information

During the first fiscal quarter of 2024, the Company formed the Specialty Vehicles Segment by combining the Fire & Emergency and Commercial segment businesses. Additionally, the Recreation segment was renamed Recreational Vehicles. As a result, the Company is organized into two reportable segments, which is aligned with the chief operating decision maker's (“CODM”) internal reporting structure and with the CODM's process for making operating decisions, allocating capital and measuring performance. The President and Chief Executive Officer is the Company's CODM. All segment information has been recast to conform to the new reportable segments. The Company’s segments are as follows:

Specialty Vehicles: This segment includes E-One, Ferrara, KME, Spartan Emergency Response, Smeal, Spartan Fire Chassis, Ladder Tower, AEV, Horton, Leader, Road Rescue, Wheeled Coach, Capacity, and LayMor. These businesses manufacture, market and distribute commercial and custom fire and ambulance vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries, trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports; and industrial sweepers for both the commercial and rental markets.

Recreational Vehicles: This segment includes American Coach, Fleetwood RV, Holiday Rambler, Renegade RV, and Midwest Automotive Designs, and their respective manufacturing facilities, service and parts divisions. REV Recreation Group primarily manufactures, markets and distributes Class A RVs in both gas and diesel models, and also distributes Class B and Class C RVs. Renegade primarily manufactures, markets and distributes Class C and “Super C” RVs. Midwest manufactures, markets and distributes Class B RVs and luxury vans. Goldshield manufactures, markets and distributes fiberglass reinforced molded parts to a diverse cross section of original equipment manufacturers and other commercial and industrial customers, including various components for REV Recreation Group’s Fleetwood family of brands.

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

The CODM uses Adjusted EBITDA to evaluate the performance of the reportable segments as well as in the budgeting and forecasting process. In making this evaluation, the CODM regularly evaluates Adjusted EBITDA in relation to prior period results and forecasted amounts. The CODM also uses Adjusted EBITDA to determine the allocation of resources, investment in strategic initiatives and capital investments, and to make overall operating decisions for the reportable segments. Adjusted EBITDA is defined as net income for the relevant period before depreciation and amortization, interest expense, and income taxes, as adjusted for items management believes are not indicative of the Company’s ongoing operating performance. Adjusted EBITDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of this performance measure to net income is included below.

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

Below is a breakout of Net Sales, significant segment expenses, and a reconciliation of segment Adjusted EBITDA to Net income:

	Fiscal Year 2025
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net Sales	$1,814.8	$649.2	$(0.5)	$2,463.5
Cost of Sales	1,508.0	586.2	(0.5)	2,093.7
Selling, general and administrative	96.7	30.5	60.4	187.6
Other segment items(a)	(16.5)	(4.7)	(26.1)	(47.3)
Adjusted EBITDA	$226.6	$37.2	$(34.3)	$229.5
Depreciation and amortization				(26.0)
Interest expense, net				(25.1)
Provision for income taxes				(22.3)
Transaction expenses				(7.3)
Stock-based compensation expense				(12.6)
Legal and related matters				(3.3)
Net loss on sale of business and assets				(36.7)
Other items				(1.0)
Net Income				95.2

	Fiscal Year 2024
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net Sales	$1,726.4	$654.6	$(0.8)	$2,380.2
Cost of Sales	1,495.7	587.8	(0.6)	2,082.9
Selling, general and administrative	103.1	32.3	55.5	190.9
Other segment items(a)	(26.9)	(6.7)	(22.8)	(56.4)
Adjusted EBITDA	$154.5	$41.2	$(32.9)	$162.8
Depreciation and amortization				(25.4)
Interest expense, net				(28.5)
Provision for income taxes				(82.8)
Transaction expenses				(7.4)
Sponsor expense reimbursement				(0.2)
Restructuring				(12.3)
Restructuring related charges				(7.8)
Impairment charges				(14.5)
Stock-based compensation expense				(12.7)
Legal and related matters				(2.9)
Gain on sale of business and assets				289.3
Net Income				257.6

	Fiscal Year 2023
	Specialty Vehicles	Recreational Vehicles	Corporate, Other & Elims	Consolidated
Net Sales	$1,728.0	$912.3	$(2.3)	$2,638.0
Cost of Sales	1,535.7	788.6	(2.4)	2,321.9
Selling, general and administrative	115.2	41.2	71.1	227.5
Other segment items(a)	(17.7)	(8.5)	(38.0)	(64.2)
Adjusted EBITDA	$94.8	$91.0	$(33.0)	$152.8
Depreciation and amortization				(26.2)
Interest expense, net				(28.6)
Provision for income taxes				(12.9)
Transaction expenses				(0.5)
Sponsor expense reimbursement				(0.3)
Restructuring related charges				(6.7)
Stock-based compensation expense				(14.4)
Legal and related matters				(16.6)
Other items				(1.3)
Net Income				45.3

(a) Other segment items primarily includes depreciation, amortization, stock-based compensation expense, and other amounts included in Cost of Sales and/or Selling, general and administrative expense, which are not included in the measurement of Adjusted EBITDA.

Selected financial information of the Company's segments is as follows:

	Fiscal Year Ended
Capital Expenditures	October 31, 2025	October 31, 2024	October 31, 2023
Specialty Vehicles	$43.8	$14.7	$22.0
Recreational Vehicles	4.6	9.2	7.0
Corporate and Other	2.7	3.7	3.8
Consolidated	$51.1	$27.6	$32.8

Total Assets	October 31, 2025	October 31, 2024
Specialty Vehicles	$811.4	$779.1
Recreational Vehicles	309.4	375.4
Corporate and Other	79.2	58.5
Consolidated	$1,200.0	$1,213.0

The following tables present net sales by geographic region based on product shipment destination for fiscal years 2025, 2024 and 2023:

	Fiscal Year 2025
	North America	Rest of World	Total
Specialty Vehicles	$1,792.0	$22.8	$1,814.8
Recreational Vehicles	649.2	—	649.2
Corporate, Other & Elims	(2.1)	1.6	(0.5)
Total Net Sales	$2,439.1	$24.4	$2,463.5

	Fiscal Year 2024
	North America	Rest of World	Total
Specialty Vehicles	$1,709.6	$16.8	$1,726.4
Recreational Vehicles	654.6	—	654.6
Corporate, Other & Elims	(0.8)	—	(0.8)
Total Net Sales	$2,363.4	$16.8	$2,380.2

	Fiscal Year 2023
	North America	Rest of World	Total
Specialty Vehicles	$1,704.7	$23.3	$1,728.0
Recreational Vehicles	911.9	0.4	912.3
Corporate, Other & Elims	(2.3)	—	(2.3)
Total Net Sales	$2,614.3	$23.7	$2,638.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2025, the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of October 31, 2025 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of October 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP (PCAOB ID No. 49), has issued an attestation report on our internal control over financial reporting. The report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended October 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended October 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following information required under this item is filed as a part of this report:
(1)
Consolidated Balance Sheets as of October 31, 2025 and October 31, 2024

For the Fiscal Years Ended October 31, 2025, October 31, 2024, and October 31, 2023:

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
2.1

Agreement and Plan of Merger, dated as of October 29, 2025, by and among Terex Corporation, the Company, Tag Merger Sub 1 Inc. and Tag Merger Sub 2 LLC (Incorporated by reference to Exhibit 2.1 to the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999) filed on October 30, 2025).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 27, 2025)

3.2	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 27, 2025)

4.1

Description of Capital Stock (Incorporated by reference to the “Description of Capital Stock” section of the REV Group, Inc. registration statement on Form S-3 (file no. 333-223897), filed on April 9, 2021)

10.1

Credit Agreement, dated as of April 13, 2021, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on April 13, 2021)

10.2

Amendment No. 1 to Credit Agreement, dated as of November 1, 2022, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 14, 2022)

10.3

Amendment No. 2 to Credit Agreement, dated as of February 7, 2024, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 8, 2024)

10.4

Amendment No. 3 to Credit Agreement, dated as of February 20, 2025, by and among the Company, as Borrower, certain subsidiaries of the Company, as other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 001-37999), filed on February 24, 2025)

10.5*

Form of Directors and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the REV Group, Inc. registration statement on Form S-1/A (file no. 333-214209), filed on December 23, 2016)

10.6*

Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Current Report on Form 8-K (file no. 0001-37999), filed on March 1, 2024)

10.7*+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan

10.8*	REV Group, Inc. Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.11 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 11, 2024)

10.9*+	Board of Directors Form of Restricted Stock Unit Agreement under the Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan

10.10*+	Form of Restricted Stock Award Agreement under the Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan

10.11*

Form of Performance Stock Unit Award Agreement under the Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 5, 2025)

10.12*

Change in Control Severance Agreement dated as of June 3, 2025, by and between the Registrant and Mark Skonieczny (Incorporated by reference to Exhibit 10.3 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 4, 2025)

10.13*

Change in Control Severance Agreement dated as of June 3, 2025, by and between the Registrant and Amy Campbell (Incorporated by reference to Exhibit 10.4 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 4, 2025)

10.14*

Change in Control Severance Agreement dated as of June 3, 2025, by and between the Registrant and Stephen Zamansky (Incorporated by reference to Exhibit 10.5 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 4, 2025)

10.15*

Offer Letter, dated May 17, 2023, between the Registrant and Mark Skonieczny (Incorporated by reference to Exhibit 10.2 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 8, 2023)

10.16*

Offer Letter, dated October 11, 2023, between the Registrant and Stephen Zamansky (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on March 6, 2024)

10.17*

Offer Letter, dated March 6, 2024, between the Registrant and Amy Campbell (Incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Quarterly Report on Form 10-Q (file no. 001-37999), filed on June 5, 2024)

19	The REV Group, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 11, 2024)

21.1+	Subsidiaries of REV Group, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.7	The REV Group, Inc. Financial Restatement Clawback Policy (Incorporated by reference to Exhibit 99.7 of the REV Group, Inc. Annual Report on Form 10-K (file no. 001-37999), filed on December 13, 2023)

101.INS*	The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REV Group, Inc.

Date: December 10, 2025	By:	/s/ Mark A. Skonieczny
Mark A. Skonieczny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on December 10, 2025.

Signature	Title	Date
/s/ Mark A. Skonieczny	President and Chief Executive Officer
Mark A. Skonieczny	(Principal Executive Officer)	December 10, 2025

/s/ Amy Campbell	Chief Financial Officer
Amy Campbell	(Principal Financial Officer)	December 10, 2025

/s/ Joseph LaDue	Chief Accounting Officer
Joseph LaDue	(Principal Accounting Officer)	December 10, 2025

/s/ Cynthia Augustine	Director
Cynthia Augustine		December 10, 2025

/s/ Jean Marie “John” Canan	Director
Jean Marie “John” Canan		December 10, 2025

/s/ David Dauch	Director
David Dauch		December 10, 2025

/s/ Charles Dutil	Director
Charles Dutil		December 10, 2025

/s/ Maureen O'Connell	Director
Maureen O'Connell		December 10, 2025

/s/ Kathleen Steele	Director
Kathleen Steele		December 10, 2025